Form 10-Q
period 1996-06-30
ICT GROUP INC
filed 1996-08-14
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the quarterly period ended June 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to ______________________,

Commission File Number: 0-20807

                                 ICT GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                    23-2458937
- --------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  800 Town Center Drive, Langhorne, PA                       19047
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

                                  215-757-0200
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes____ No__X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Shares $0.01 par value 11,500,000 Shares Outstanding as of August 12,
1996

                                 ICT GROUP, INC.

                                      INDEX


PART 1                          FINANCIAL INFORMATION                  PAGE

         Item 1        CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       Consolidated Balance Sheets -
                         June 30, 1996 and December 31, 1995             3

                       Consolidated Statements of Operations -
                         Three months and six months ended
                         June 30, 1996 and 1995                          5

                       Consolidated Statements of Cash Flows -
                         Six months ended June 30, 1996 and
                         1995                                            6

                       Notes to Consolidated Financial Statements        7


         Item 2        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations    9

PART II                         OTHER INFORMATION

         Item 6        Exhibits and Reports of Form 8-K                  12

SIGNATURES                                                               13

                        ICT GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                  June 30,               December 31,
ASSETS                                                              1996                    1995
                                                                -------------            ------------
CURRENT ASSETS:
  Cash and cash equivalents                                          $20,070                    $447
  Accounts receivable, net                                            13,716                   8,981
  Receivable from related party                                           22                     133
  Grant receivable                                                       418                     537
  Prepaid expenses and other                                             885                     334
                                                                -------------            ------------

             Total current assets                                     35,111                  10,432
                                                                -------------            ------------

PROPERTY AND EQUIPMENT:
  Communications and computer equipment                               13,921                  11,266
  Furniture and fixtures                                               2,351                   1,751
  Leasehold improvements                                               1,160                     885
                                                                -------------            ------------
                                                                      17,432                  13,902
  Less-Accumulated depreciation and amortization                      (8,178)                 (7,039)
                                                                -------------            ------------
     Net property and equipment                                        9,254                   6,863
                                                                -------------            ------------

 DEFERRED INCOME TAXES                                                 3,758                      --
                                                                -------------            ------------

OTHER ASSETS                                                           1,585                   1,186
                                                                -------------            ------------
                                                                     $49,708                 $18,481
                                                                =============            ============

         The accompanying notes are an integral part of these statements

                        ICT GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                              June 30,                     December 31,
                                                                                1996                           1995
                                                                          -----------------              -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings on lines of credit                                                       $715                         $6,201
  Current portion of long-term debt                                                    300                            705
  Current portion of capitalized lease obligations                                     792                            748
  Current portion of subordinated notes due to related parties                          --                            180
  Accounts payable and accrued expenses                                              4,499                          3,778
  Deferred revenues                                                                     --                            421
  Deferred income taxes                                                                 78                             --
                                                                          -----------------              -----------------

             Total current liabilities                                               6,384                         12,033
                                                                          -----------------              -----------------

LONG -TERM DEBT                                                                        375                            761
                                                                          -----------------              -----------------
CAPITALIZED LEASE OBLIGATIONS                                                        1,605                          1,632
                                                                          -----------------              -----------------
SUBORDINATED NOTES DUE TO RELATED PARTIES                                               --                            120
                                                                          -----------------              -----------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                         129                             92
                                                                          -----------------              -----------------


SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value 5,000 shares authorized,                              --                             --
    none issued
  Common stock, $.01 par value, 40,000 shares authorized,
  11,500 and 9,000 shares issued and outstanding                                       115                             90
  Additional paid-in capital                                                        50,266                            310
  Deferred compensation                                                               (188)                            --
  Retained earnings (deficit)                                                       (8,995)                         3,439
  Cumulative translation adjustment                                                     17                              4
                                                                          -----------------              -----------------

             Total shareholders' equity                                             41,215                          3,843
                                                                          -----------------              -----------------

                                                                             $      49,708                        $18,481
                                                                          =================              =================


         The accompanying notes are an integral part of these statements

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                              Three Months                          Six Months
                                                             Ended June 30,                        Ended June 30,
                                                       --------------------------           --------------------------
                                                           1996          1995                   1996            1995
                                                           ----          ----                   ----            ----
NET REVENUES                                              $18,361       $12,539                  $34,581       $21,833

OPERATING EXPENSES:
    Cost of services                                        9,886         7,090                   18,653        12,300
    Sellling, general and administrative                    7,630         4,988                   14,426         8,846
    Non-recurring compensation expense                     12,689            --                   12,689            --
                                                      ------------  ------------             ------------  ------------
                                                           30,205        12,078                   45,768        21,146
                                                      ------------  ------------             ------------  ------------

       Operating income (loss)                            (11,844)          461                  (11,187)          687

INTEREST EXPENSE, NET                                         247           203                      480           367
                                                      ------------  ------------             ------------  ------------

       Income (loss) before taxes                         (12,091)          258                  (11,667)          320
INCOME TAX BENEFIT                                         (3,446)           --                   (3,446)           --
                                                      ------------  ------------             ------------  ------------
NET INCOME (LOSS)                                         $(8,645)         $258                  $(8,221)         $320
                                                      ============  ============             ============  ============

PRO FORMA DATA:
Historical income (loss) before taxes                    $(12,091)         $258                 $(11,667)         $320
Pro forma provision for income taxes                       (4,385)          110                   (4,215)          136
                                                      ------------  ------------             ------------  ------------
Pro forma net income (loss)                             $  (7,706)    $     148                $  (7,452)    $     184
                                                      ============  ============             ============  ============

Pro forma net income (loss) per share                       $(.81)         $.02                    $(.81)         $.02
                                                      ============  ============             ============  ============

Shares used in computing pro forma net
     income (loss) per share                                9,467         9,702                    9,234         9,702
                                                      ============  ============             ============  ============


         The accompanying notes are an integral part of these statements

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                  1996                    1995
                                                             ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (LOSS)                                             $(8,221)                   $320
   Adjustments to reconcile net income (LOSS) to net
      cash provided by (used in) operating
      activities -
      Minority interest in subsidiaries' earnings                     37                     (12)
      Depreciation and amortization                                1,245                     822
      Deferred income taxes (benefit)                             (3,680)                     --
      Non-recurring compensation expense                          12,689                      --
      (Increase) decrease in -
          Accounts receivable                                     (4,735)                 (2,658)
          Prepaid expenses and other                                (551)                   (485)
          Receivable from related party                              111                     (77)
          Grant receivable                                           118                     135
          Other assets                                              (416)                   (175)
      Increase (decrease) in -
           Accounts payable and accrued expenses                     723                   2,560
           Deferred revenue                                         (421)                     --
                                                             ------------            ------------
                Net cash provided by (used in)
                    operating activities                          (3,101)                    430
                                                             ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                           (3,530)                 (2,610)
     Payments for business acquisition                                --                    (468)
                                                             ------------            ------------
                Net cash used in investing activities             (3,530)                 (3,078)
                                                             ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on lines of credit                 (5,486)                  1,689
     Proceeds (payments) on long-term debt                          (791)                  1,092
     Borrowing (payments) on capitalized lease
          obligations                                                 16                    (100)
     Payments on subordinated notes                                 (300)                     --
     Payment of Subchapter S distribution                         (2,718)                     --
     Proceeds from initial public offering, net                   35,511                      --
     Proceeds from exercise of stock options                           9                      --
                                                             ------------            ------------
          Net cash provided by financing activities               26,241                   2,681
                                                             ------------            ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGE
    ON CASH                                                           13                       2
                                                             ------------            ------------
NET INCREASE IN CASH                                              19,623                      35
CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                            447                      10
                                                             ------------            ------------
CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                              $20,070                     $45
                                                             ============            ============


         The accompanying notes are an integral part of these statements

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 and 1996, are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 4 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 12, 1996.

Note 2: INITIAL PUBLIC OFFERING OF COMMON STOCK

         The Company completed an initial public offering of its Common Stock effective June 14, 1996. The Company sold 2,411,552 shares of its Common Stock at $ 16.00 per share. The net proceeds to the Company, after underwriting discounts and commissions, were approximately $ 35.9 million, excluding offering expenses. An additional 463,448 shares of common stock (including 375,000 shares purchased by the underwriters upon the exercise of an over-allotment option) were sold by certain shareholders of the Company. The Company did not receive any proceeds from the sale of shares of the selling Shareholders.

         The balance sheet as of June 30, 1996 reflects (1) the net deferred income tax liability of approximately $ 1.0 million which was recorded by the Company as a result of the termination of its S Corporation status shortly before the effective date of the Company's initial public offering ("Offering") and (2) a distribution payable to the shareholders of the Company of all taxed but undistributed S Corporation earnings, estimated at $ 2.7 million. The deferred income tax liability represents the tax effect of the cumulative differences between the financial reporting and income tax bases of certain assets and liabilities as of the termination of S Corporation status.

Note 3:  PRO FORMA INFORMATION

Pro Forma Income Data

         Shortly before the effective date of the Offering, the Company terminated its status as an S Corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statements of operations for the three and six months ended June 30, 1996 and 1995 include a pro forma adjustment for the income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective periods.

Pro Forma Net Income Per Share

         Pro Forma net income per share was calculated by dividing pro forma net income by the weighted average number of shares of Common Stock outstanding for the respective periods, adjusted for the dilutive effect of Common Stock equivalents, if applicable, which consist of stock options, using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, Common Stock equivalents issued by the Company during the twelve months immediately preceding the Offering have been included in the calculation of the shares used in computing proforma net income per share as if they were outstanding for all periods presented.

Note 4:  NON-RECURRING CHARGES

         The Company incurred a non-recurring, non-cash charge of approximately $ 12.7 million during the second quarter of 1996. This charge related to the replacement of certain previously granted options to provide for an extended option period of five years and the accelerated vesting of certain options upon the completion of the Company's initial public offering. In addition, the Company recorded a significant net deferred income tax liability and corresponding income tax expense as a result of the Company's termination of its S corporation status.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1996


GENERAL

         ICT is an independent provider of call center teleservices, which consists of outbound and inbound telemarketing, and value-added services, such as marketing, research and consulting services, to businesses domestically and internationally. The Company's call center management experience, technological leadership and expertise in target industries enable it to provide clients with high quality, cost-effective call center services. In addition to supporting customers' teleservice programs from its own call centers, the Company is pursuing opportunities to manage clients' call centers on a contract basis.

         The Company has broadened its market position from its original outbound consumer telemarketing orientation to its present range of call center services through both internal growth and a series of strategic acquisitions. ICT has expanded beyond its traditional markets of insurance, financial services, publishing and telecommunications to include the pharmaceutical, health care services and computer software and hardware industries, which are emerging as areas of rapid growth in the use and outsourcing of call center teleservices. The Company intends to pursue continued expansion through a combination of internal growth, strategic alliances, and acquisitions of domestic and international businesses that provide teleservices that are complementary to ICT's core telemarketing expertise.

Results of Operations

         The Company has experienced and expects to continue to experience significant quarterly variations in operating results, principally as a result of the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of new business units and the competitive conditions in the telemarketing industry. The Company's business tends to be strongest in the fourth quarter due to the high level of client telemarketing activity prior to the holiday season, particularly in the financial services and consumer industries.

         In the first quarter, business generally slows as a result of reduced telemarketing activities in the financial services industry and client transitions to new marketing programs during the first quarter of the calendar year. In addition, the Company typically expands its operations in the first quarter to support anticipated business growth beginning in the second quarter. As a result, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenues, which results in decreased profitability for the first quarter versus the previous fourth quarter. Demand for the Company's services typically slows or decreases in the third quarter as the volume of telemarketing projects decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter in anticipation of higher demand for its services during the fourth quarter.

         The Company was subject to taxation under Subchapter S of the Internal Revenue Code from its inception in 1987 until June 1996. As a result, the net income of the Company, for federal and certain state and local tax purposes, has been reported by and taxed directly to the Company's shareholders, rather than the Company. Pro forma net income has been computed as if the Company had been fully subject to federal and state income taxes based upon the tax laws in effect during the respective periods.

Three Months Ended June 30, 1996 and 1995

         Net revenues increased 46.4% to $18.4 million for the three months ended June 30, 1996 from $12.5 million for the comparable period in 1995 primarily due to increased revenues in the Company's core domestic teleservice business, increased business in its TeleProfessional operations, which support pharmaceutical and information technology clients, and increased growth in its international operations. International teleservice revenues increased 262% to $1.7 million in the second quarter of 1996 as a result of continued growth in Europe and the opening of Canadian operations in the first quarter of 1996. Revenues from the marketing services operations increased 52% to $3.1 million in the second quarter of 1996 from $2.0 million in the second quarter of 1995, partially due to a full quarter's recognition of revenues from Smartline, the Company's telebanking operations which was acquired in May 1995. In the second quarter of 1996, the Company established its Call Center Management Services division which contributed approximately $ 500,000 of revenues in the second quarter of 1996.

         Cost of services increased 39.4% to $9.9 million in the three months ended June 30, 1996 from $ 7.1 million for the comparable period in 1995 due to increased volume of teleservice activities. As a percentage of net revenues, cost of services decreased to 53.8% for the three months ended June 30, 1996 from 56.5% for the 1995 comparable period due to increased productivity in the Company's inbound operations and lower telecommunications costs as a result of lower telephone rates negotiated in the latter half of 1995.

         Selling, general and administrative expenses increased 53.0% to $7.6 million for the three months ended June 30, 1996 from $5.0 million for the three months ended June 30, 1995 principally due to the establishment in the second quarter of 1996, of the Company's Call Center Management Services division; the opening of Canadian operations in the first quarter of 1996 as well as the opening of additional domestic call centers during 1995 and the first quarter of 1996; and, increased sales, marketing, customer and data processing support both internationally and domestically.

         Upon completion of its initial public offering, the Company recorded a $12.7 million non-recurring compensation expense relating to the replacing of certain previously granted options providing for an extension of the exercise period and the vesting of certain options which were contingent upon the completion of the offering.

         Interest expense increased to $247,000 in the 1996 period from $203,000 in the 1995 period, due to higher average outstanding balances of bank and capitalized lease debt, which were partially offset by lower average interest rates in the 1996 period and interest earned on the proceeds from the Company's initial public offering.

Six Months Ended June 30, 1996 and 1995

         Net revenues increased 58.4% to $34.6 million for the six months ended June 30, 1996 from $21.8 million for the six months ended June 30, 1995 primarily due to growth in consumer telemarketing services, revenues from the telebanking operations of Smartline (acquired in May 1995), increased revenues from international teleservices and an increase in TeleProfessional revenues.

         Costs of services increased 51.7% to $18.7 million in the six months ended June 30, 1996 from $12.3 million for the comparable period in 1995 due to increased volume of domestic and international teleservice activities. As a percentage of net revenues, cost of services decreased to 53.9% in the first half of 1996 from 56.3% in the 1995 comparable period primarily due to lower telecommunications costs.

         Selling, general and administrative expenses increased 63.1% to $14.4 million in the second half of 1996 from $8.8 million in the 1995 comparable period due primarily to additional sales and support personnel for targeted industries, international expansion and the establishment of the Company's Call Center Management Services division.

         Upon completion of its initial public offering, the Company recorded a $12.7 million non-recurring compensation expense relating to the replacing of certain previously granted options providing for an extension of the exercise period and the vesting of certain options which were contingent upon the completion of the offering.

         Interest expense increased to $480,000 for the six months ended June 30, 1996 from $367,000 for the six months ended June 30, 1995 due to higher average outstanding balances of bank and capitalized lease debt partially offer by lower average interest rates in 1996 and interest income earned on the proceeds from the Company's initial public offering.


Liquidity and Capital Resources

         Historically, ICT's primary sources of liquidity have been cash flow from operations and borrowing on its bank revolving line of credit. Acquisitions and capital expenditures have been financed through bank term loans and capitalized lease obligations. The Company has utilized any excess cash from operations to repay its revolving bank loan and, historically, has maintained a minimum cash balance.

         Cash used by operating activities was $3.1 million for the six months ended June 30, 1996 compared to cash provided of $430,000 for the same period in 1995. The increase in cash used was due to higher net income before depreciation, amortization, and the non-recurring compensation charge which was offset by the cash used for working capital. The working capital increases were principally related to higher accounts receivable balances resulting primarily from the increases in net revenues in each period.

         Cash provided by financing activities was $26.2 million for the six months ended June 30, 1996 compared to $2.7 million for the same period in 1995. In June 1996, the Company completed an initial public offering of its common stock which provided net proceeds of approximately $35.5 million. The Company repaid the outstanding indebtedness under its revolving line of credit and certain term debt with its bank and distributed to its Shareholders $2.5 million as a portion of the S Corporation distribution.

         From January 1, 1996 through June 30, 1996, the Company's capital expenditures totalled $3.5 million. During the 1996 six month period, the Company increased its number of workstations by approximately 500.

         The Company's telemarketing activities will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit and through capitalized lease obligations with various equipment vendors and lending institutions. The lease obligations are payable in varying installments through 2000. Outstanding obligations under capitalized leases at June 30, 1996 were $2.6 million.

         The Company believes that the funds generated from operations, together with the net proceeds to the Company from the offering and available credit under its line of credit and equipment line, will be sufficient to finance its current operations and planned capital expenditures at least through 1997.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

         Exhibit 27        Financial Data Schedule

         (b) The registrant was not required to file any reports on Form 8-K for the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.







                                        ICT GROUP, INC.





Date:  August 13, 1996                  By: /s/  John J. Brennan
                                           ------------------------------------
                                                 John J. Brennan
                                                 Chairman, President and
                                                 Chief Executive Officer

Date:  August 13, 1996                  By: /s/  Carl E. Smith
                                           ------------------------------------
                                                 Carl E. Smith
                                                 Senior Vice President
                                                 Finance and Administration
                                                 Chief Financial Officer