Form 10-Q
period 1996-09-30
ICT GROUP INC
filed 1996-11-13
CIK 1013149

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q


[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1996 or

[   ]    Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from __________ to ____________,

Commission File Number: 0-20807
                        -------

                                 ICT GROUP, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Pennsylvania                                        23-2458937
------------------------------             ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



  800 Town Center Drive, Langhorne, PA                 19047
----------------------------------------            -------------
(Address of principal executive offices)             (Zip code)

                                  215-757-0200
         --------------------------------------------------------------
               Registrant's telephone number, including area code.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes      X       No
                                        ---------       ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Shares, $0.01 par value, 11,534,700 shares outstanding as of November 13, 1996

                                 ICT GROUP, INC.

                                      INDEX


PART 1                          FINANCIAL INFORMATION                     PAGE

      Item 1        CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                    Consolidated Balance Sheets -
                      September 30, 1996 and December 31, 1995              3

                    Consolidated Statements of Operations -
                      Three months and nine months ended
                      September 30, 1996 and 1995                           5

                    Consolidated Statements of Cash Flows -
                      Nine months ended September 30, 1996 and
                      1995                                                  6

                    Notes to Consolidated Financial Statements              7


      Item 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS          9

PART II                         OTHER INFORMATION

      Item 6        EXHIBITS AND REPORTS ON FORM 8-K                       12

SIGNATURES                                                                 13

                        ICT GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                 September 30,     December 31,
                                                     1996              1995
                                                 -------------     ------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $ 19,114            $    447
  Accounts receivable, net                         12,987               8,981
  Receivable from related party                      --                   133
  Grant receivable                                    373                 537
  Prepaid expenses and other                          737                 334
                                                ---------           ---------
         Total current assets                      33,211              10,432
                                                ---------           ---------
PROPERTY AND EQUIPMENT:
  Communications and computer equipment            14,709              11,266
  Furniture and fixtures                            2,681               1,751
  Leasehold improvements                            1,433                 885
                                                ---------           ---------
                                                   18,823              13,902
Less Accumulated depreciation and amortization     (8,825)             (7,039)
                                                ---------           ---------
  Net property and equipment                        9,998               6,863
                                                ---------           ---------
DEFERRED INCOME TAXES                               3,758                --
                                                ---------           ---------
OTHER ASSETS                                        1,714               1,186
                                                ---------           ---------
                                                 $ 48,681            $ 18,481
                                                =========           =========


         The accompanying notes are an integral part of these statements

                        ICT GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                 September 30,    December 31,
                                                     1996            1995
                                                 -------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings on lines of credit                     $   --          $  6,201
  Current portion of long-term debt                      253             705
  Current portion of capitalized lease
    obligations                                          734             748
  Current portion of subordinated notes due
    to related parties                                  --               180
  Accounts payable                                     3,028           1,733
  Accrued expenses                                     2,148           2,045
  Deferred revenues                                     --               421
  Deferred income taxes                                   78            --
                                                   ---------       ---------
         Total current liabilities                     6,241          12,033
                                                   ---------       ---------

LONG-TERM DEBT                                           375             761
                                                   ---------       ---------
CAPITALIZED LEASE OBLIGATIONS                          1,441           1,632
                                                   ---------       ---------
SUBORDINATED NOTES DUE TO RELATED PARTIES               --               120
                                                   ---------       ---------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY            --                92
                                                   ---------       ---------


SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value
     5,000 shares authorized, none issued               --              --
  Common Stock, $0.01 par value,
     40,000 shares authorized,
     11,526 and 9,000 shares
     issued and outstanding                              115              90
  Additional paid-in capital                          49,292             310
  Deferred compensation                                 (175)           --
  Retained earnings (deficit)                         (8,623)          3,439
  Cumulative translation adjustment                       15               4
                                                   ---------       ---------
         Total shareholders' equity                   40,624           3,843
                                                   ---------       ---------
                                                    $ 48,681        $ 18,481
                                                   =========       =========



        The accompanying notes are an integral part of these statements

                        ICT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                  September 30,
                                             ------------------------        -----------------------
                                               1996            1995           1996            1995
                                             --------        --------        -------        --------

NET REVENUES                                  $17,306        $ 14,246        $51,887        $ 36,079

OPERATING EXPENSES:
  Cost of services                              9,253           7,856         27,906          20,156
  Selling, general and administrative           7,621           5,704         22,047          14,550
  Non-recurring compensation expense            --              --            12,689            --
                                             --------        --------        -------        --------
                                               16,874          13,560         62,642          34,706
                                             --------        --------        -------        --------
         Operating income (loss)                  432             686        (10,755)          1,373
                                             --------        --------        -------        --------

INTEREST EXPENSE (INCOME), NET                   (178)            254            302             621
                                             --------        --------        -------        --------

         Income (loss) before taxes               610             432        (11,057)            752

INCOME TAX EXPENSE (BENEFIT)                      238            --           (3,208)           --
                                             --------        --------        -------        --------
NET INCOME (LOSS)                            $    372        $    432       ($ 7,849)       $    752
                                             ========        ========        =======        ========

PRO FORMA DATA:
  Historical income (loss) before taxes      $    610        $    432       ($11,057)       $    752
  Pro forma provision for income taxes            238             184         (3,977)            320
                                             --------        --------        -------        --------
  Pro forma net income                       $    372        $    248       ($ 7,080)       $    432
                                             ========        ========        =======        ========

  Pro forma net income (loss) per share      $   0.03        $   0.03       ($  0.71)       $   0.04
                                             ========        ========        =======        ========
  Shares used in computing pro forma
     net income (loss) per share               12,157           9,702          9,972           9,702
                                             ========        ========        =======        ========


         The accompanying notes are an integral part of these statements

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                   Nine Months Ended
                                                                     September 30,
                                                               -------------------------
                                                                 1996            1995
                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                            ($ 7,849)       $    752
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Minority interest in subsidiary earnings                       37              (4)
      Depreciation and amortization                               1,815           1,258
      Deferred income taxes (benefit)                            (3,680)           --
      Non-recurring compensation charge                          12,689            --
      (Increase) decrease in:
        Accounts receivable                                      (4,006)         (3,028)
        Prepaid expenses and other                                 (403)           (359)
        Receivable from related party                               133            --
        Grant receivable                                            164              24
        Other assets                                               (557)         (1,171)
    Increase (decrease) in:
        Accounts payable                                          1,295           2,103
        Accrued expenses                                            103             662
        Deferred revenue                                           (421)            120
                                                               --------        --------
              Net cash provided by (used in)
                operating activities                               (680)            357
                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (4,446)         (2,375)
  Purchase of minority interest in subsidiary                      (129)           --
  Payments for business acquisition                                --              (468)
                                                               --------        --------
              Net cash used in investing activities              (4,575)         (2,843)
                                                               --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on lines of credit                   (6,201)          2,528
  Proceeds from long-term debt                                    2,169           1,000
  Payments on long-term debt                                     (3,007)           (404)
  Payments on capitalized lease obligations                        (680)           (600)
  Payments on subordinated notes                                   (300)           --
  Payment of Subchapter S distribution                           (2,718)           --
  Proceeds from initial public offering, net of
    offering costs                                               34,612            --
  Proceeds from exercise of stock options                            36            --
                                                               --------        --------
              Net cash provided by financing activities          23,911           2,524


EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH                       11               5
                                                               --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        18,667              43
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      447              10
                                                               --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 19,114        $     53
                                                               ========        ========


        The accompanying notes are an integral part of these statements

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 and 1995, are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 4 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 12, 1996.

Note 2: INITIAL PUBLIC OFFERING OF COMMON STOCK

         The Company completed an initial public offering of its Common Stock effective June 14, 1996. The Company sold 2,411,552 shares of its Common Stock at $ 16.00 per share. The net proceeds to the Company, after underwriting discounts and commissions, were approximately $ 35.9 million, excluding offering expenses. An additional 463,448 shares of common stock (including 375,000 shares purchased by the underwriters upon the exercise of an over-allotment option) were sold by certain shareholders of the Company. The Company did not receive any proceeds from the sale of shares by the selling Shareholders.

         The balance sheet as of September 30, 1996 reflects (1) the net deferred income tax liability of approximately $ 1.0 million which was recorded by the Company as a result of the termination of its S Corporation status shortly before the effective date of the Company's initial public offering ("Offering") and (2) a distribution paid to the shareholders of the Company of all taxed but undistributed S Corporation earnings, of approximately $ 2.7 million. The deferred income tax liability represents the tax effect of the cumulative differences between the financial reporting and income tax bases of certain assets and liabilities as of the termination of S Corporation status.

Note 3:  PRO FORMA INFORMATION

Pro Forma Income Data

         Shortly before the effective date of the Offering, the Company terminated its status as an S Corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statements of operations for the three and nine months ended September 30, 1996 and 1995 include a pro forma adjustment for the income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective periods. For the three months ended September 30, 1996, the company had been fully subject to federal and state income taxes.
                                        7

Pro Forma Net Income Per Share

         Pro Forma net income per share was calculated by dividing pro forma net income by the weighted average number of shares of Common Stock outstanding for the respective periods, adjusted for the dilutive effect of Common Stock equivalents, if applicable, which consist of stock options, using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, Common Stock equivalents issued by the Company during the twelve months immediately preceding the Offering have been included in the calculation of the shares used in computing pro forma net income per share as if they were outstanding for all periods presented.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1996




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

Results of Operations

         The Company has experienced and expects to continue to experience significant quarterly variations in operating results, principally as a result of the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of new business units and the competitive conditions in the telemarketing industry. The Company's business tends to be strongest in the fourth quarter due to the high level of client telemarketing activity prior to the holiday season.

         In the first quarter, business generally slows as a result of reduced telemarketing activities and client transitions to new marketing programs during the first quarter of the calendar year. In addition, the Company typically expands its operations in the first quarter to support anticipated business growth beginning in the second quarter. As a result, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenues, which results in decreased profitability for the first quarter versus the previous fourth quarter. Also, demand for the Company's services typically slows or decreases in the third quarter as the volume of telemarketing projects decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter in anticipation of higher demand for its services during the fourth quarter.

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

Three Months Ended September 30, 1996 and 1995

         Net revenues increased 21% to $17.3 million for the three months ended September 30, 1996 from $ 14.2 million for the comparable period in 1995 primarily due to increased revenues in the Company's teleservice business, which was attributed to strong growth in ICT's international operations. International revenues increased 274% to $ 2.1 million in 1996 from $550,000 in 1995 as a result of increased business in Eurotel and Spantel and the opening of the Canadian operations in the first quarter of 1996. Domestic teleservices revenues were comparable to the third quarter 1995 due to slower growth in consumer telemarketing programs coupled with delays in certain financial and telecommunication projects. Revenues from the marketing and management services operations increased 35% to $ 3.4 million in the third quarter of 1996 from $2.6 million in the third quarter of 1995, as revenues from managed services contracts offset a slowing of marketing services projects during the summer months.

         Cost of services increased 18% to $ 9.3 million in the three months ended September 30, 1996 from $ 7.9 million for the comparable period in 1995 due to increased volume of teleservice activities. As a percentage of net revenues, cost of services decreased to 53% for the three months ended September 30, 1996 from 55% for the 1995 comparable period as a result of management service contracts which have lower direct costs associated with the projects offset by a higher concentration of non-insurance teleservice projects in 1996 which typically provide a lower revenue per hour.

         Selling, general and administrative expenses increased 34% to $7.6 million for the three months ended September 30, 1996 from $ 5.7 million for the three months ended September 30, 1995 principally due to the establishment in the second quarter of 1996 of the Company's Call Center Management Services division; the opening of Canadian operations in the first quarter of 1996 as well as the opening of additional domestic call centers during 1995 and 1996; and, increased sales, marketing, customer and data processing support both internationally and domestically.

         Net interest income was $ 178,000 for the third quarter of 1996, as compared to net interest expense of $ 254,000 in the 1995 period, due to lower average outstanding balances of bank and capitalized lease debt, more than offset by interest earned on the proceeds from the Company's initial public offering.

Nine Months Ended September 30, 1996 and 1995

         Net revenues increased 44% to $ 51.9 million for the nine months ended September 30, 1996 from $ 36.1 million for the nine months ended September 30, 1995 due to growth in domestic telemarketing services, increased revenues from international teleservices and an increase in marketing and management services revenues.

         Costs of services increased 38% to $27.9 million in the nine months ended September 30, 1996 from $ 20.2 million for the comparable period in 1995 primarily due to increased demand for domestic and international teleservices. As a percentage of net revenues, cost of services decreased to 53.9% in the nine months ended September 30, 1996 from 55.9% in the 1995 comparable period primarily due to lower telecommunications costs and managed service contracts which have lower direct costs associated with the projects.

         Selling, general and administrative expenses increased 52% to $ 22.0 million in the nine months ended September 30, 1996 from $ 14.6 million in the 1995 comparable period due primarily to additional sales and support personnel for targeted industries, international expansion and the establishment of the Company's Call Center Management Services division.

         Upon completion of its initial public offering, in the second quarter of 1996, the Company recorded a $ 12.7 million non-recurring compensation expense relating to the replacing of certain previously granted options providing for an extension of the exercise period and the vesting of certain options which were contingent upon the completion of the offering.

         Net interest expense decreased to $ 302,000 for the nine months ended September 30, 1996 from $ 621,000 for the nine months ended September 30, 1995 due to lower average outstanding balances of debt offset by interest income earned on the proceeds from the Company's initial public offering.


Liquidity and Capital Resources

         Historically, ICT's primary sources of liquidity have been cash flow from operations and borrowing on its bank revolving line of credit. Acquisitions and capital expenditures have been financed through bank term loans and capitalized lease obligations. The Company has utilized any excess cash from operations to repay its revolving bank loan and, historically, has maintained minimum cash balances.

         Cash used by operating activities was $680,000 for the nine months ended September 30, 1996 compared to cash provided of $357,000 for the same period in 1995. The increase in cash used resulted from higher net income before depreciation, amortization, and the non-recurring compensation charge which was more than offset by the cash used for working capital. The working capital increases were principally related to higher accounts receivable balances resulting primarily from the increases in net revenues in each period.

         Cash provided by financing activities was $23.9 million for the nine months ended September 30, 1996 compared to $ 2.5 million for the same period in 1995. In June 1996, the Company completed an initial public offering of its common stock which provided net proceeds of approximately $ 34.6 million. The Company repaid the outstanding indebtedness under its revolving line of credit and certain term debt with its bank and distributed to its Shareholders $2.7 million as an S Corporation distribution.

         From January 1, 1996 through September 30, 1996, the Company's capital expenditures totalled $4.4 million. During the 1996 nine month period, the Company increased its number of workstations by 668.

         The Company's telemarketing activities will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit and through capitalized lease obligations with various equipment vendors and lending institutions. The lease obligations are payable in varying installments through 2000. Outstanding obligations under capitalized leases at September 30, 1996 were $2.2 million.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

         Exhibit 27        Financial Data Schedule

         (b) The registrant was not required to file any reports on Form 8-K for the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 ICT GROUP, INC.


Date:    November 13, 1996                   By:  /s/  John J. Brennan
                                                -------------------------------
                                             John J. Brennan
                                             Chairman, President and
                                             Chief Executive Officer


Date:    November 13, 1996                   By: /s/  Carl E. Smith
                                                -------------------------------
                                             Carl E. Smith
                                             Senior Vice President,
                                             Finance and Administration
                                             Chief Financial Officer