Form 10-K
period 1996-12-31
ICT GROUP INC
filed 1997-03-28
CIK 1013149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
                                             -----------------
                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
     ___________

                         Commission File Number 0-20807

                                 ICT GROUP, INC.
             (Exact name of registrant as specified in its charter.)

                Pennsylvania                                  23-2458937
        -------------------------------                     ----------------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)

           800 Town Center Drive
          Langhorne, Pennsylvania                                19047
  ----------------------------------------                     ----------
  (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 215-757-0200

Title of each class:                  Name of each exchange on which registered:
      None                                             None
--------------------                  ------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01
           -----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES __X__ NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $18,649,302. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on March 3, 1997. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant's Common Stock outstanding as of March 3, 1997 was 11,549,527.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                 ICT GROUP, INC.

                             FORM 10-K ANNUAL REPORT
                     For Fiscal Year Ended December 31, 1996

                                TABLE OF CONTENTS

PART I
                                                                                                                 Page
                                                                                                                 ----
Item 1.           Business........................................................................................1

Item 2.           Properties.....................................................................................11

Item 3.           Legal proceedings..............................................................................11

Item 4.           Submission of Matters to a Vote of Security Holders............................................11


PART II

Item 5.           Market for registrant's common equity and related stockholder matters..........................12

Item 6.           Selected financial data........................................................................13

Item 7.           Management's discussion and analysis of financial condition and results of operations..........14

Item 8.           Financial statements and supplementary data....................................................17

Item 9.           Changes in and disagreements with accountants on accounting and financial disclosure...........17


PART III

Item 10.          Directors and executive officers of the registrant.............................................17

Item 11.          Executive compensation.........................................................................17

Item 12.          Security ownership of certain beneficial owners and management.................................17

Item 13.          Certain relationships and related transactions.................................................18


PART IV

Item 14.          Exhibits, financial statement schedules, and reports on form 8-K.............................. 18


This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to trends in the telemarketing industry and the overall domestic economy, the Company's business strategy including the markets in which it operates, the services it provides and the customers it targets, the benefits of certain technologies the Company has acquired, variations in operating results and liquidity, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects,""anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

The most important factors that could prevent the Company from achieving its goals--and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the following: (i) The competitive nature of the telemarketing industry and the ability of the Company to continue to distinguish its services from other telemarketing companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) Economic conditions which could alter the desire of businesses to outsource certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iii) The ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy; (iv) Risks associated with investments and operations in foreign countries including, but not limited to, those related to local economic conditions, exchange rate fluctuations, local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (v) Technology risks including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive; (vi) The ability of the Company to successfully identify, complete and integrate strategic acquisitions that expand or complement its business; and (vii) The results of operations which depend on numerous factors including, but not limited to, the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the telemarketing industry and the overall economy.


                                     PART I

ITEM 1.           BUSINESS

ICT Group, Inc. (the "Company" or "ICT") is an independent provider of call center teleservices, which consist of outbound and inbound telemarketing and customer support services, together with related value-added services such as marketing, research, management and consulting services, to businesses domestically and internationally. The Company's call center management experience, technological leadership and expertise in target industries enable it to provide its clients with high quality, cost-effective call center services. In addition to supporting customers' teleservices programs from its own call centers, ICT is pursuing additional opportunities to manage clients' call centers on a contract basis. The Company believes there is a trend by businesses to outsource many of their internal telephone sales, customer service and product support functions. In order to capitalize on this trend, the Company is incurring certain startup costs and expenses (the amount of which has not been material to date). The Company entered into two call center management contracts in 1996 and revenues related to those contracts represented approximately 6% of consolidated net revenues in 1996. The Company believes it was among the first U.S. teleservices firm to establish international call centers with multilingual capabilities, which it intends to further expand to meet the global needs of multinational clients.

Industry Overview

         The call center teleservices market includes traditional telemarketing activities such as outbound and inbound telephone marketing, as well as customer support, call center management and value-added marketing, research and consulting services. Telemarketing and other call center services have evolved significantly in recent years, as businesses have increasingly focused on utilizing highly personalized services to target consumer and business customers to create sales growth, provide customer support services and aid customer retention. Direct Marketing magazine estimates that telemarketing industry expenditures in the United States grew to approximately $77 billion by 1995. The Company believes that all but a small percentage of this spending was incurred for services performed by in-house call centers; however, companies are increasingly outsourcing existing and new call center operations to specialists.

         In today's competitive marketplace, the Company believes that businesses are increasingly recognizing the competitive advantages of utilizing telemarketing and other call center services to reach and communicate with their customers. With response rates several times higher than those associated with direct mail activities, telemarketing provides an effective channel through which businesses are able to contact targeted customers. As a result, call centers have become robust channels for the marketing and sale of a wide variety of products and services, as sophisticated telemarketers are able to market effectively and collect valuable market and customer data. Moreover, businesses utilize call center services for a range of other functions, including providing customer support, generating customer leads, conducting direct sales activities, managing customer retention programs and testing telemarketing program effectiveness.

         Industries that have traditionally used teleservices for targeted marketing include insurance, financial services, publishing and telecommunications. As technology continues to improve the capabilities and productivity of call center representatives, companies in these industries are increasing their use of call centers and expanding the breadth of the applications they employ. For example, in the financial services industry, where telemarketing historically was used primarily for customer acquisition in the credit card business, call center services are now being employed to market a wide range of products and services, including consumer and business loans and mutual funds. In addition, businesses in industries that have not customarily utilized call center services are becoming significant users, as illustrated by the increasing use of call centers by pharmaceutical and health care services companies to perform direct marketing and database management functions and by computer software and hardware companies for marketing and customer support activities. Moreover, multinational companies in a variety of industries, including computer hardware and software and publishing, have begun to utilize call center services on a global basis.

         The teleservices market has changed from a largely unregulated environment dominated by small, technologically unsophisticated companies to today's increasingly regulated and global marketplace in which technological sophistication is essential. At the same time, the use of telemarketing and other call center services is expanding into new applications and industries, and large corporations are increasingly seeking to partner with independent teleservices specialists for the management and enhancement of the call center aspects of their marketing, sales and customer service activities. The Company believes these trends present attractive opportunities for large, technologically sophisticated teleservices firms such as ICT that provide a full range of call center services.

The ICT Approach

         ICT believes that it has distinguished itself in the call center teleservices industry by focusing on target industries and by providing its domestic and international customers with comprehensive support. With extensive experience in telemarketing, as well as other fields such as marketing, research and consulting, the Company's management team has emphasized call center management experience, economies of scale, technological leadership and expertise in target industries as a means of establishing ICT as a consistent provider of cost-effective call center teleservices. By focusing on a limited number of target industries, the Company has developed significant expertise marketing products and services for customers in those target industries. ICT believes this approach positions it to secure call center management relationships with businesses seeking to outsource the management of existing or new call center operations. In addition, the Company continues to introduce value-added services, such as industry-focused marketing, research and consulting services, and to increase its international presence in order to provide multilingual teleservices domestically and internationally.

Strategy

         With the increasing use of teleservices by businesses and the trend toward outsourcing call center activities, ICT believes significant opportunities exist to expand its business. The Company's growth strategy, includes the following key elements:

         o Pursue Outsourced Call Center Management Opportunities. ICT believes the current trend toward outsourcing call centers will continue, and it intends to pursue additional opportunities to manage new or existing call center operations on an outsourced basis, either independently or through joint bids with strategic partners, such as staffing agencies and systems integration firms. ICT secured two call center management contracts in 1996 and is currently in contract negotiations or discussions with other prospective clients regarding outsourced call center management relationships.

         o Increase International Presence. The Company plans to broaden its geographic reach and further develop its expertise in telemarketing in international markets by focusing on businesses with multinational operations. ICT currently provides multilingual telemarketing services in the United States, Europe, Latin America and Canada. ICT intends to expand its operations in these areas and to explore additional international operations in areas such as the Pacific Rim.

         o Develop Strategic Alliances and Acquisitions. ICT intends to continue pursuing strategic alliances with, and acquisitions of, domestic and international businesses that provide complementary call center teleservices. The Company initiated its international expansion in 1994 through the acquisition of the business of Spantel, which provides services to Spanish-speaking markets in the United States and Latin America, and the establishment of Eurotel to provide multilingual teleservices to pan-European markets. In May 1995, the Company acquired the business composing its Smartline division, which provides telebanking services. These three operations represented approximately $10.8 million, or 15%, of ICT's revenues in 1996.

         o Expand Value-Added Marketing Services. The Company will continue to complement its core telemarketing expertise with additional value-added services, such as marketing, research and consulting services, with the goal of providing comprehensive teleservices to businesses in its targeted industries. For example, through its Smartline division, ICT offers telebanking services to its financial services clients, allowing them to establish "virtual" branch operations with minimal infrastructure investment.

         o Maintain Industry Specialization. The Company believes it has gained a significant competitive advantage by concentrating on servicing businesses in a limited number of select industries and intends to maintain its industry specialization. In addition, the Company believes that industry specialization will enable it to attract new clients because of its valuable industry expertise and reputation for delivering high-quality service.

         o Maintain Technology Leadership. The Company intends to continue making substantial investments in technology to maintain its technological leadership within the teleservices industry. ICT has been an industry leader in the implementation of innovative teleservices technologies to lower its effective cost per call and to improve its sales and customer service. The Company has made significant investments in information and communications technologies and believes it was the first fully automated teleservices company and the first to implement predictive dialing equipment that it believes is now recognized industry-wide to be essential in handling consumer outbound telemarketing.

         o Continue Commitment to Quality Service. ICT has consistently emphasized quality service and extensive employee training by investing in quality assurance personnel and procedures. The Company's intends to continue its commitment to providing quality service, as illustrated by its strategy to achieve ISO 9002 certification, a quality standard that the Company plans to implement both domestically and internationally.

ICT's Services

         ICT delivers its telemarketing services through seven separate business units, each of which provides a particular type of service with the support of the Company-wide marketing, sales and corporate units. ICT's domestic sales force is organized into a series of industry sectors focused on selling the full range of the Company's services to clients in their respective target industries. ICT believes this organizational structure allows the Company to provide comprehensive solutions to its clients' teleservices needs, since it enables ICT's sales and customer service personnel to develop in-depth knowledge of the needs of businesses in their designated industries.

         ICT's suite of services presently includes traditional telemarketing services, consisting of consumer outbound telemarketing, consumer inbound telemarketing and business-to-business telemarketing, as well as value-added services, consisting of marketing, research and consulting services. In addition, ICT has organized a separate division specifically to pursue opportunities to manage third parties' call centers on an outsourced basis, and the Company offers domestic and international multilingual telemarketing services that provide sales and service support to non-English speaking markets in the United States, Europe, Latin America and Canada.

         TeleServices

         Traditional telemarketing services are offered through the Company's TeleServices division, which is comprised of the following units:

         Consumer Outbound Telemarketing-ICT TeleDirect. ICT TeleDirect provides consumer outbound telemarketing services, which consists primarily of direct sales activities initiated by the Company on behalf of clients in its target industries. ICT's call transaction management system ("CTMS") receives data for target customers electronically from ICT's clients. The data is retained in the Company's database management systems and is then distributed for calling by the Company's predictive dialing systems, which schedule and launch outbound calls. Once a live connection is established, the system transfers the call, along with the customer data and scripting information, to the workstation of a service representative trained for that specific client's program. The primary industries served by ICT TeleDirect are insurance, financial services, publishing and telecommunications. As of December 31, 1996, ICT TeleDirect utilized 1096 workstations in 16 call centers located primarily in the eastern United States.

         Consumer Inbound Telemarketing-ICT TeleResponse. The Company provides inbound teleservices support for activities such as catalog sales, customer inquiry support, credit card and loan application processing and customer service through ICT TeleResponse. ICT TeleResponse was formed by combining the consumer inbound operations of ICT with those of American Tele/Response, Inc., which ICT acquired in April 1994. Inbound telemarketing involves the processing of incoming calls, often placed by customers using toll-free numbers, to a customer service representative for service, order fulfillment or information. The Company's automated system receives an inbound call and directs it, together with scripting, pricing data, reference databases and any other relevant information to an available service representative's workstation. The information recorded during the call can be sent electronically to ICT's clients for order processing, service fulfillment or database management. As of December 31, 1996, ICT TeleResponse utilized 176 workstations, serving primarily the catalog, consumer goods and services, financial services and publishing industries. Data and voice lines link ICT TeleResponse's dedicated call center in Eddystone, Pennsylvania to ICT call centers in Langhorne, Pennsylvania and Miami, Florida for backup support.

         Business-to-Business Teleservices-ICT TeleProfessional. ICT TeleProfessional was formed in 1995 to service the emerging and increasingly complex needs of certain clients by targeting telephone-based sales, service and support opportunities within the professional and business-to-business environment. ICT TeleProfessional consists of a dedicated call center equipped with advanced computer and telecommunications software and hardware to service both outbound and inbound client applications. Work stations have been designed to accommodate the needs of experienced service representatives who are trained to meet the sophisticated product and customer profiles of specific clients, which vary from software programs to health care products and from design technicians to medical professionals. Most projects to date have been in the publishing, pharmaceutical, health care services and computer software and hardware industries, although applications cut across many industry sectors. As of December 31, 1996, ICT TeleProfessional utilized 96 outbound and inbound workstations at its dedicated call center in Langhorne, Pennsylvania.

         International TeleServices

         The Company offers domestic and international multilingual telemarketing services through ICT TeleServices International, which currently consists of Eurotel, Spantel and ICT Canada. These business units are designed to offer outbound and inbound services, call center management services, marketing, research and other value-added services to clients. The growth of multinational corporations and the increase in non-English speaking residents in the United States has increased the demand for the multilingual capabilities that ICT provides. ICT TeleServices International will continue to expand its operations and explore acquisition opportunities to increase the Company's international presence. The division currently consists of the following units:

         Eurotel. Eurotel, which provides telephone marketing and information services in Europe, commenced operations in October 1994 as a joint venture between ICT and R.R. Donnelley, a leading supplier of integrated order fulfillment services. Effective as of June 30, 1996, the Company purchased R.R. Donnelley's 40% ownership interest in Eurotel for a price equal to 40% of Eurotel's net book value as of June 30, 1996. Located in Dublin, Ireland, Eurotel's call center had 80 workstations, as of December 31, 1996, providing pan-European multilingual services.

         Spantel. ICT acquired the business of Spantel in February 1994 to provide services to the rapidly growing marketplace of Spanish-speaking American and Latin American consumers and businesses. As of December 31, 1996, Spantel's Miami, Florida call center utilized 96 workstations.

         ICT Canada. The Company opened its first Canadian call center in January 1996 with service representatives who are fluent in French and English. As of December 31, 1996, the ICT Canada call center, located in Saint John, New Brunswick, Canada, utilized 96 workstations.

         Value-Added Marketing, Research and Consulting Services

         ICT provides businesses in its target industries with marketing, research and consulting services thus leveraging its traditional telemarketing services and enabling it to offer comprehensive solutions for its clients' teleservices needs. These services presently consist of the following:

         ICT Marketing and Consulting Services. As part of its growth strategy, ICT intends to continue to provide value-added marketing and consulting services to businesses in its target industries. For example, the Company's acquisition of Smartline, a telebanking services provider, in May 1995 allows ICT to leverage traditional telemarketing capabilities and relationships into a more comprehensive client engagement, in which ICT participates in the design, management, review and implementation of marketing programs. Through Smartline, the Company is a leading provider of telebanking services, with clients that include many types of financial institutions. Smartline representatives' sales and service expertise spans a wide range of financial products, including home equity loans and lines of credit, loans by phone, checking and deposit accounts, credit and debit cards, mortgage loans, annuity and alternative investments and small business loans. One example of the products offered by Smartline is its Gold Marketing Package, which provides small to mid-sized banks with direct response plans for key products, inbound call center support, customized advertisements and direct mail packages, and action oriented follow-up campaigns. Smartline also offers a wide range of market research programs through Valley Forge Information Services ("VFIS"), which ICT acquired in 1988, to help its clients retain and strengthen their current customer relationships and to attract new customers.

         Smartline's management team consists of professionals who have client-side banking experience in branch management and operations, marketing, advertising, research, electronic funds transfer, home and branchless banking, customer service and systems support. As of December 31, 1996, Smartline utilized 152 automated outbound and inbound workstations at its dedicated call center in Amherst, New York.

         ICT Research Services. Through VFIS, the Company provides businesses in its target markets with value added market research survey design, data collection and consulting services. ICT's Research Services division makes extensive use of advanced technology, including integrated predictive dialing and Computer Assisted Telephone Interviewing ("CATI"), to obtain market and customer data cost effectively. ICT Research Services teams work closely with the client during each phase of a research study, participating with the client in the design of the questionnaire, the collection of the data and the editing, coding and tabulation of the results. ICT's project direction teams monitor the progress of studies and make recommendations to clients that are designed to improve the usefulness and integrity of the data collected by the Company. As of December 31, 1996, ICT Research Services utilized 96 automated interviewing stations in two call centers.

         Call Center Management Services

         ICT's Call Center Management Services ("CCMS") division was established in mid-1996 to pursue outsourcing opportunities that exist for call center management. In 1996, ICT entered into two contracts to manage call centers, and it is currently in discussions with other prospective clients regarding additional call center management opportunities. CCMS offers services such as site and system equipment selection, facility launch, program planning and implementation, staffing, technical support and ongoing call center management. Depending on client needs, ICT will assume sole or shared responsibilities for the management of a call center's operations. Through CCMS, ICT can either assume the management and operations of an in-house call center facility or move in-house operations to new or existing ICT facilities. ICT has bid on opportunities to manage new and existing call center operations on an outsourced basis, both independently as well as jointly with staffing agencies, which have relationships with large national corporations, and systems integration firms. For example, the Company was awarded a contract with Olsten Staffing Services, Inc., with which the Company submitted a joint bid, to establish and manage a dedicated call center for a large multinational telecommunications company.

         Teleservices and Value-Added Call Centers

         The following table lists the Company's call center facilities by division, the number of workstations and the specialties served as of December 31, 1996:

-----------------------------------------------------------------------------------------------------------------------
                                                                     Number of
    Division                      Location                          Workstations          Specialty
-----------------------------------------------------------------------------------------------------------------------
                              Chesapeake, VA                             80             Insurance
                              Kearneysville, WV                          80             Insurance/Financial
                              Norfolk, VA                                80             Insurance
                              Louisville, KY                             80             Financial
                              Louisville, KY                             80             Insurance
                              Allentown, PA                              80             Telecommunications
                              Milford, OH                                80             Financial
                              Sharonville, OH                            56             Financial
ICT TeleDirect                Virginia Beach, VA                         56             Insurance
                              Cherry Hill, NJ                            56             Financial/Telecommunications
                              Fort Lauderdale, FL                        72             Insurance
                              Philadelphia, PA                           48             Insurance
                              Trevose, PA                                80             Financial
                              Christiana, DE                             40             Insurance
                              Newark, DE                                 40             Insurance
                              Parkersburg, WV                            88             Financial
-----------------------------------------------------------------------------------------------------------------------
ICT TeleResponse              Eddystone, PA                             176             Consumer Inbound
-----------------------------------------------------------------------------------------------------------------------
ICT TeleProfessional          Langhorne, PA                              96             Computer/Pharmaceutical
-----------------------------------------------------------------------------------------------------------------------
                              Saint John, New                            96             Bilingual
ICT International             Brunswick, Canada                                         English/French
  TeleServices                Dublin, Ireland                            80             Multilingual Pan-European
                              Miami, FL                                  96             Bilingual
                                                                                        English/Spanish
-----------------------------------------------------------------------------------------------------------------------
                              Bethlehem, PA                              48             Market Research
ICT Marketing                 Langhorne, PA                              48             Market Research
  Services                    Amherst, NY                               152             Telebanking
-----------------------------------------------------------------------------------------------------------------------
ICT Management                FL and NJ                                 180             Call Center Management
  Services
-----------------------------------------------------------------------------------------------------------------------
     TOTAL                                                             2,068

-----------------------------------------------------------------------------------------------------------------------

                                      - 6 -

Target Industries

         ICT's domestic sales force is assigned to specific industry sectors, which enables its sales personnel to develop in-depth industry and product knowledge. They are supported by sales specialists resident within ICT's business units. Many of the industries that ICT serves are undergoing deregulation and consolidation, which provides the Company with additional opportunities as businesses search for low cost solutions for their marketing, sales and customer support needs. In 1996, business within the insurance and financial services industries accounted for 68% of the Company's revenues. The industries targeted by the Company and the principal services provided are described below.

         Insurance

         ICT works with large consumer insurance companies and their agents, marketing and providing customer support services for products such as life, accident, health and property, and casualty insurance. The Company's insurance group operates in eight dedicated call centers and in 1996, the Company sold approximately 1.4 million insurance policies on behalf of its clients. ICT employs approximately 300 agents collectively holding over 5,300 state or Canadian provincial insurance licenses. The Company has a full-service agent licensing and a continuing education department, which enables its agents to obtain licenses in 47 states and eight Canadian provinces and to maintain their compliance with insurance regulations. Key clients include MMIG, J.C. Penney Life Insurance Company, Providian, American Security Group and Union Fidelity Life Insurance Company.

         Financial Services

         ICT provides banks and other financial services clients with a wide range of services, including card-holder acquisition, active account generation, account balance transfer, account retention and customer service. ICT has dedicated five call centers to these activities within its ICT TeleDirect operations and utilizes two additional call centers as necessary. With the Smartline acquisition in 1995, ICT began offering "virtual" banking services, such as marketing and servicing home equity loans, lines of credit, loan-by-phone, checking and deposit account acquisition, credit and debit cards, mortgage loans and other traditional banking products. Smartline provides consulting and telebanking services to financial services clients from its dedicated inbound/outbound call center in Amherst, New York. Among ICT's key financial services clients are Citibank, Key Corp, Fleet, CoreStates Bank, Household Bank, NationsBank, PNC, MBNA and Summit Bancorp.

         Publishing

         ICT provides services such as subscription sales, subscription renewals, book club membership sales and customer service to clients in the publishing industry. ICT's program management professionals with publishing experience also develop custom programs for assisting clients in their marketing and sales efforts. The publishing division clients are supported in ICT's TeleDirect, TeleResponse and TeleProfessional call centers. ICT's publishing clients include TV Guide, McGraw Hill, Reader's Digest, R.R. Donnelley and Clement Communication.

         Telecommunications

         ICT provides telemarketing programs for major telecommunications companies for long distance, cellular and cable products and services, as well as regional telecommunications companies marketing advanced telephone features. Through its various divisions, the Company is able to offer a range of services including customer service, sales and survey campaigns. Within the telecommunications industry, ICT presently provides services to Sprint and NYNEX.

         Consumer Products and Services

         ICT services its catalog and other consumer products and services clients through new customer acquisition, customer service and order entry applications, supporting inbound calls 24 hours per day and 365 days per year. ICT has established advanced call center capabilities to capture customers' orders and to make sales to these customers. During critical buying seasons, ICT provides clients with added capacity and a scalable work force on a variable cost basis. The consumer products and services clients are supported in ICT's TeleResponse center. Clients in this category include the McKesson Corp, Lenox, Blair Corporation and the United States Army.

         Pharmaceuticals and Health Care Services

         Leveraging ICT's insurance market position into the managed care industry, the Company, through its ICT TeleProfessional division, serves pharmaceutical manufacturers, medical advertising agencies, hospitals and other health care related suppliers, using telemarketing services for the sale and marketing of products to both health care professionals (hospitals, physicians, pharmacists and nurses) and health care consumers (patients and prospective patients). The applications consist of business-to-business, business-to-professional and business-to-consumer, utilizing inbound and outbound services to sell products, to conduct market research, develop marketing databases and provide customer service. Clients in this category include SmithKline Beecham, Teva Marion and Wyeth Labs.

         Computer Software and Hardware

         ICT provides sophisticated marketing resources for both outbound and inbound applications on behalf of clients in the computer software and hardware industries. Outbound applications include new customer acquisition, customer retention and lead generation. Inbound applications include customer service, first-level customer technical support and the sale of personal computer-related products. ICT's clients frequently integrate outbound and inbound call campaigns, seeking to achieve favorable compounding results. Key computer industry clients include Sun Microsystems, Sony Computer Entertainment, ON Technology, Microsoft, Intel, Digital and Decision Data.

Technology

         ICT invests heavily in system and software technologies designed to improve call center production thereby lowering the effective cost per call made or received, and to improve sales and customer service effectiveness by providing its sales and service representatives with real-time access to customer and product information. Since January 1993, the Company has invested approximately $12.5 million in information and communications systems and software enabling it to be an industry leader in state of the art call center technology. ICT believes it was the first fully automated teleservices company and the first to implement predictive dialing equipment, which the Company believes is now deemed essential by the teleservices industry in handling consumer outbound telemarketing. ICT realizes significant cost savings through the use of innovative call handling technology, automatic call distributors ("ACD") and advanced scripting software, all of which optimize agent utilization. A predictive dialing system is an integrated computer and telephone switch that is used to dial a pre-programmed list of customers. The system will detect when a customer answers the call and will immediately transfer the call and the appropriate data to an available agent. An ACD is a phone switch that accepts an inbound call from the public network and routes that call to the most advantageous, available resource to handle the call. Scripting software is used in call centers to provide the agent with the appropriate information to use during the call and to specify the content and sequence of the information captured from the customer.

         The Company utilizes a scalable set of UNIX processors to support its outbound and inbound call center operations. The term scalable in the computer industry generally means that a system or product line is configured to work cost-effectively at both low and high volume. The Company migrated to an open systems environment to take advantage of the diversity of software and hardware available for use with this technology. Dedicated UNIX processors are used at each inbound call center while predictive dialing systems, networked to UNIX processors at the Company's corporate data center, are used at each outbound call center. The predictive dialing systems support local call and data management: the UNIX processors provide centralized list management, data consolidation, report generation and interfaces with client order processing systems.

         ICT's proprietary CTMS telemarketing software is used to prepare outbound and inbound scripts, manage, update and reference client data files, collect statistical transaction and performance data and assist in the preparation of internal and client reports. Service agency clients have changing needs that require a flexible operating system, such as CTMS, which is easily customizable and has the abilities to interface with a variety of proprietary data bases and software systems. Current CTMS enhancement projects were initiated in 1996 to expand the range of platforms upon which it runs, streamline the creation of client telephone marketing scripts and enable the Company to integrate telemarketing systems obtained through acquisitions and to interface with client systems.

         In 1997, ICT intends to implement the latest call center technology utilizing Informix data base management and Edge TeleBusiness Software systems. The Company believes that the use of this new technology will enable it to better manage its list management and data base maintenance capabilities, resulting in more easily adaptable program and scripting requirements as well as more flexible and controlled data manipulation. The implementation of this technology is intended to improve the overall direct marketing program performance for the Company's clients.

         With the use of an Informix data base management system and Edge TeleBusiness scripting software, clients will have access to a common, universal data base platform, decreased training costs, increased technical staffing flexibility, faster program development and turnaround time and more easily manipulated sales and marketing information. The Company believes that the addition of this technology will enhance both inbound and outbound client applications as well as improve the Company's call center management capabilities.

         ICT has recently developed advanced call blending telephone marketing software for use on its inbound ACD switches and UNIX-based processors and plans to test similar software currently under commercial development. The Company intends to take advantage of the benefits of call blending technology, which provides dynamic call-by-call allocation of both outbound and inbound calls within the same system and enables inbound agents to achieve the higher productivity levels normally associated with outbound call centers using predictive dialing systems. This technology is particularly appropriate for direct marketing programs that require integration of outbound and inbound call handling and real-time data base updates.

Quality Assurance

         ICT emphasizes quality service and extensive employee training as a way to compete effectively and invests heavily in quality assurance personnel and practices. ICT's quality assurance department is responsible for the development and enforcement of call center policies and procedures, the selection and training of telephone service representatives, the training and professional development of call center management personnel, monitoring of calls and verification and editing of all sales. Through the Company's quality assurance department, both the Company and its clients are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations are recorded (with the customer's consent) in order to verify the accuracy and authenticity of transactions. Additionally, ICT is able to provide to its clients immediate updates on the progress of an ongoing telemarketing effort. Access to this data allows ICT and its clients to identify potential campaign shortfalls and to immediately modify or enhance a telemarketing effort. The Company's commitment to providing quality service is further illustrated by its current effort toward certification with ISO 9002 standards, which are administered by the International Organization for Standardization and represent an international consensus on the essential features of a quality system to ensure the effective operation of a business. In 1995, the Company's systems and operations departments examined the ISO 9002 standards and evaluated the process required for ISO 9002 registration. The systems and operations departments are currently in the process of reviewing and documenting the quality procedures required for ISO 9002 certification. Upon completion of this initial process, the Company intends to complete the manuals required for certification. The Company plans to implement the ISO 9002 standards both domestically and internationally.

Personnel and Training

         Management believes that a key driver of ICT's success is the quality of its employees. The Company tailors its recruiting and training techniques toward the industries it serves. All service representatives receive a detailed review of each program in which they are to participate along with training regarding the background, structure and philosophy of the client that is sponsoring the program. As is typical in the telemarketing industry, over 90% of the Company's service representatives are part-time employees. As of March 7, 1997, ICT employed 3,205 persons, of which more than 2,800 were service representatives. None of ICT's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Clients

         The Company generally operates under month-to-month contractual relationships with its clients. The pricing component of a contract often comprises an initial fee, a base service charge and separate charges for ancillary services. Service charges are usually based upon an hourly rate for outbound calls and per-minute rates for inbound calls. On occasion, the Company performs services for which it is paid commissions based on completed sales under contracts terminable by the Company with 30 or fewer days notice.

         ICT targets those companies which it believes have the greatest potential to generate recurring revenues based on their ongoing direct sales and customer service needs. At December 31, 1996, ICT provided direct sales and customer service to 166 clients. The Company's largest client in recent years has been MMIG and J. C. Penney Life Insurance Company, which together accounted for approximately 35% of the Company's net revenues in 1996. No other client accounted for more than 5% of the Company's net revenues in 1996.

Competition

         The telemarketing industry is intensely competitive and the Company's principal competition in its primary markets comes from large telemarketing service organizations, including MATRIXX Marketing Inc., SITEL Corporation, ITI Marketing Services, Inc., APAC TeleService, Inc. and West Telemarketing Corporation. The Company competes with numerous independent telemarketing firms, many of which are as large or larger than ICT, as well as the in-house telemarketing operations of many of its clients or potential clients. In addition, most businesses that are significant consumers of telemarketing service utilize more than one telemarketing firm at a time and reallocate work among various firms from time to time. A significant amount of such work is contracted on an individual project basis, with the effect that the Company and other firms seeking such business are required to compete with each other frequently as individual projects are initiated. Furthermore, the Company believes there is a trend among businesses with telemarketing operations toward outsourcing the management of those operations to others and that this trend may attract new competitors, including competitors that are substantially larger and better capitalized than ICT, into the Company's market.

Government Regulation

         Both federal and state governments regulate telemarketing sales practices. The Federal Telephone Consumer Protection Act of 1991 (the "TCPA,"), enforced by the Federal Communications Commission, imposes restrictions on unsolicited telephone calls to residential telephone subscribers. Under the TCPA, it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m or after 9:00 p.m. local time at the subscriber's location, or to use automated telephone dialing systems or artificial or prerecorded voices to certain subscribers. Additionally, the TCPA requires telemarketing firms to develop a written policy implementing a "do-not-call" list, and to train its telemarketing personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award actual damages or minimum statutory damages of $500 for certain violations, which may be trebled for willful or knowing violations. Currently, the Company trains its service representatives to comply with the regulations of the TCPA and programs its call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on an applicable do-not-call list.

         The Federal Trade Commission (the "FTC") regulates both general sales practices and telemarketing specifically. Under the Federal Trade Commission Act (the "FTC Act"), the FTC has broad authority to prohibit a variety of advertising or marketing practices that may constitute "unfair or deceptive acts and practices." Pursuant to its general enforcement powers, the FTC can obtain a variety of types of equitable relief, including injunctions, refunds, disgorgement, the posting of bonds, and bars from continuing to do business, for a violation of the acts and regulations it enforces.

         The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA"). Under the TCFAPA, the FTC has issued regulations prohibiting deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that telemarketers maintain records on various aspects of their business. Analogous restrictions apply to industries regulated by the SEC. The Company believes that it is in compliance with the TCPA and its implementing regulations, as well as with the regulations promulgated pursuant to the TCFAPA.

         Most states have enacted statutes similar to the FTC Act generally prohibiting unfair or deceptive acts and practices. Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses, post bonds or submit sales scripts to the states attorneys general. Under the more general statutes, depending on the willfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business. Many of the statutes directed specifically at telemarketing practices provide for a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys' fees. There can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations.

ITEM 2. PROPERTIES

         The Company's corporate headquarters are located in Langhorne, Pennsylvania in leased facilities consisting of approximately 29,500 square feet of office space rented under leases that expire in December 2000. The Company also leases all of the facilities used in its call center operations, as well as office space in Chicago, Illinois, Boston, Massachusetts and London, England for its sales offices. With the exception of the facilities located in Philadelphia, Pennsylvania and Kearneysville, West Virginia, which are leased on a month-to-month basis, the leases for the Company's facilities expire generally between August 1997 and March 2001 and typically contain renewal options. The Company believes that its existing facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity, if decided adversely to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the National Market segment of the Nasdaq Stock Market under the symbol "ICTG." The following table sets forth, for the periods indicated, the high and low sales prices as quoted on the Nasdaq Stock Market.

   Period                                                  High            Low
   ------                                                  ----            ---

   Fiscal 1996:
      Second Quarter (beginning on June 14, 1996)            23          16 3/4
      Third Quarter                                          23 3/4      9
      Fourth Quarter                                         13          4


         As of March 3, 1997 there were 32 holders of record of the Company's Common Stock. On March 3, 1997, the closing sale price of the Common Stock as reported by the Nasdaq Stock Market was $5.25.

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to finance future growth and working capital needs and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data are derived from the financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements and related notes thereto included in Item 8.


                                                                        For Year Ended December 31,
                                                       ------------------------------------------------------------------
                                                       1992           1993          1994          1995          1996
                                                       --------------- ------------ ------------ ------------ -----------
                                                                    (In thousands, except per share amounts)
Statement of Operations Data:
Net revenues......................................   $17,502       $ 22,271      $ 34,123       $52,116       $ 71,599
                                                     -------        -------       -------       -------        -------
Operating expenses:
  Cost of services................................    10,269         12,746        19,593        28,639         38,537
  Selling, general and administrative.............     6,845          8,630        13,121        21,073         30,708
  Nonrecurring compensation expense...............     --             --            --            --            12,689
                                                     -------        -------       -------       -------        -------
    Total operating expenses......................    17,114         21,376        32,714        49,712         81,934
                                                     -------        -------       -------       -------        -------
    Operating income (loss).......................       388            895         1,409         2,404        (10,335)
Interest expense, net.............................       338            326           511           834            180
                                                     -------        -------       -------       -------        -------
Income (loss) before taxes........................   $    50         $  569         $ 898       $ 1,570        (10,515)
                                                     =======        =======       =======       =======        =======

Pro forma provision (benefit) for
    income taxes(1)...............................                                   406           667          (3,767)
                                                                                   -----         -----         -------
Pro forma net income (loss) (1)...................                                 $ 492         $ 903         $(6,748)
                                                                                   =====         =====         =======

Pro forma net income (loss) per share (1).........                                 $ .05         $ .09          $ (.65)
                                                                                   =====         =====         =======
Shares used in the computing pro forma net
   income (loss) per share........................                                 9,620         9,702          10,407
                                                                                   =====         =====         =======



                                                                               As of December 31,
                                                       ------------------------------------------------------------------
                                                            1992         1993         1994         1995         1996
                                                       --------------- ------------ ------------ ------------ -----------

                        (In thousands)

Balance Sheet Data:
Cash and cash equivalents..........................         $ 28         $ 72         $ 11        $ 447       $18,298
Working capital (deficiency).......................         (398)        (461)        (462)      (1,601)       27,066
Total assets.......................................        6,298        7,410       12,044       18,481        49,112
Long-term debt, less current maturities............          925          625          941          881         1,057
Capitalized lease obligations,
    less current maturities........................          257          512          807        1,632         1,296
Shareholders' equity...............................          801        1,371        2,270        3,843        41,020

(1) A pro forma provision for taxes for periods prior to the effective date of the Company's offering has been computed as if the Company had been fully subject to federal and state income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

                                                               Year Ended December 31,
                                                    ------------------------------------------
                                                      1996              1995             1994
                                                     --------          --------        --------
Net revenues                                           100.0%            100.0%           100.0%
                                                     --------          --------        --------
Operating expenses:
     Cost of services                                   53.8              55.0             57.4
     Selling, general and
         administrative                                 42.9              40.4             38.5
     Nonrecurring compensation
         expense                                        17.7               ---             ---
                                                     --------          --------        --------

         Total operating expense                       114.4              95.4             95.9
                                                     --------          --------        --------

         Operating income (loss)                       (14.4)              4.6              4.1

Interest expense                                          .9               1.6              1.5
Interest income                                          (.6)              ---              ---
                                                     --------          --------        --------

Income (loss) before taxes                             (14.7)              3.0              2.6
Pro forma provision (benefit)
     for income taxes (1)                               (5.3)              1.3              1.2
                                                     --------          --------        --------
Pro forma net income (loss) (1)                        (9.4%)              1.7%             1.4%
                                                     ========          ========        ========

(1) See Notes to Consolidated Financial Statements for information concerning the computation of the pro forma provision for income taxes and pro forma net income.

Years Ended December 31, 1996 and 1995

         Net Revenues. Net revenues increased 37.4% in 1996 to $ 71.6 million from $ 52.1 million in 1995. The increase was primarily attributable to increased demand for teleservices, which increased 28.2% to $ 57.4 million in 1996 from $ 44.8 million in 1995. This increase in teleservices business resulted from moderate growth domestically and increasing demand for teleservices internationally. International TeleServices revenues grew from $
2.4 million in 1995 to $ 7.4 million in 1996, or 207%. International TeleServices revenues reflect the addition of call center operations within the Canadian market in early 1996 and increasing revenues in European and Hispanic markets. Domestic teleservice revenues increased 18% to $ 50.1 million in 1996 from $ 42.4 million in 1995. Marketing service revenues increased 37.6% to $
10.0 million in 1996 from $ 7.3 million in 1995 reflecting a full year's revenues in 1996 from its telebanking operations which were acquired in May 1995 and increased revenues in its market research operations. Call center management services, which began operations in the third quarter of 1996, contributed $ 4.1 million in revenues in 1996.

         Cost of Services. Costs of services increased 34.6% in 1996 to $ 38.5 million from $ 28.6 million in 1995, resulting from increased business activity in each of the business units. As a percentage of revenue, costs of services decreased to 53.8% in 1996 from 55.0% in 1995 due principally to management service contracts which have lower direct costs.

         Selling, General and Administrative. Selling, general and administrative expenses increased 45.7% in 1996 to $ 30.7 million from $ 21.1 million in 1995 due principally to increased call center operations, as the Company added two call centers in its domestic teleservices operations, expanded its international presence with a call center in Canada and commenced operations in its management services business unit. In addition, the Company increased its sales and support for both international and domestic operations during the latter part of the third quarter of 1996. As a percentage of revenues, selling general and administrative expenses increased to 42.9% in 1996, from 40.4% in 1995 as a result of increased call center capacity and support during 1996 while revenue growth slowed in the latter half of 1996 primarily as a result of delayed start-up of consumer financial marketing projects.

         Nonrecurring Compensation Expense. The nonrecurring, non-cash compensation expense of $ 12.7 million relates to the extension of certain previously granted stock options for an additional five-year period and the accelerated vesting of certain other options, all in connection with the Company's initial public offering in June 1996.

         Interest Expense. Net interest expense decreased in 1996 compared to 1995 due to lower average outstanding balances in 1996 of bank and capitalized lease debt. In addition, interest expense was offset partially by interest earned on the proceeds of the Company's initial public offering.

         Provision for Income Taxes. Prior to the effective date of the Company's initial public offering, the Company was subject to taxation under Subchapter S of the Internal Revenue Code. As a result, the net income of the Company, for federal and state tax purposes, had been reported by and taxed directly to the Company's shareholders. Subsequent to its initial public offering, the Company has been fully subject to federal and state income taxes. In addition, as a result of the Company's termination of its S Corporation status, the Company recorded a net deferred income tax liability and corresponding income tax expense of approximately $ 1.0 million.

Year Ended December 31, 1995 and 1994

         Net Revenues. Net revenues increased 52.7% to $ 52.1 million in 1995 from $34.1 million in 1994. The increase in net revenues was attributable primarily to continued growth in consumer telemarketing services to the insurance and financial services sectors, revenues from the telebanking operations of Smartline (acquired in May 1995) and an increase in consumer inbound and business-to-business teleservices.

         Cost of Services. Cost of services increased 46.2% to $28.6 million in 1995 from $19.6 million in 1994. As a percentage of net revenues, cost of services decreased to 55.0% in 1995 from 57.4% in 1994, primarily due to the full year effect of lower telephone rates negotiated in 1994 with its telecommunications providers.

         Selling, General and Administrative. Selling, general and administrative expenses increased 60.6% to $ 21.1 million in 1995 from $ 13.1 million in 1994. As a percentage of net revenues, these expenses increased to 40.4% in 1995 from 38.5% in 1994, primarily due to additional sales and support personnel for new target industries and international expansion.

         Interest Expense. Interest expense increased to $833,000 in 1995 from $511,000 in 1994 due to higher average outstanding balances of bank and capitalized lease debt and higher average interest rates during 1995.

         Pro Forma Provision for Income Taxes. The pro forma provision for income taxes represents the provision for federal and state income taxes at effective tax rates of 42.5% in 1995 and 45.2% in 1994, as if the Company has been treated as a C corporation in both years. The decrease in the effective tax rate was primarily due to lower state income tax rates and the lower percentage effect of certain non-deductible expenses.

Quarterly Results and Seasonality

         The Company has experienced and expects to continue to experience significant quarterly variations in operating results, principally as a result of the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of existing and new business units and the competitive conditions in the telemarketing industry. The Company's business tends to be strongest in the fourth quarter due to the high level of client telemarketing activity prior to the holiday season.

         In the first quarter, business generally slows as a result of reduced telemarketing activities and client transitions to new marketing programs. In addition, the Company typically expands its operations in the first quarter to support anticipated business growth for the remainder of the year. As a result, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenues, which results in decreased profitability for the first quarter versus the previous fourth quarter. Also, demand for the Company's services typically slows or decreases in the third quarter, as the volume of telemarketing projects decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter in anticipation of higher demand for its services during the fourth quarter.

Liquidity and Capital Resources

         Historically, ICT's primary sources of liquidity have been cash flow from operations and borrowings on its bank revolving line of credit. Acquisitions and capital expenditures have been financed through bank term loans and capitalized lease obligations. The Company has utilized any excess cash from operations to repay its revolving bank loan and, historically, has maintained minimum cash balances.

         Cash provided by operations in 1996 was $ 444,000 compared to $1.1 million for 1995. The decrease in cash provided from operations resulted from increased working capital requirements related to the growth in the Company's operations.

         Cash provided by financing activities was $24.4 million for 1996 compared to $2.2 million for 1995. In June 1996, the Company completed an initial public offering of its common stock which provided net proceeds of $34.5 million. The Company used a portion of the proceeds to repay outstanding indebtedness under its revolving line of credit, repay certain term debt and distribute $2.7 million as an S Corporation distribution to its founding shareholders.

         In 1996, the Company's capital expenditures totaled $6.9 million. During 1996, the Company added 780 workstations, a 60% increase over December 31, 1995, upgraded telephony equipment in its inbound customer service operations, and began to enhance its software capabilities with the initial purchases of Informix and IMA/Edge Software.

         The Company's telemarketing activities will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit and through capitalized lease obligations with various equipment vendors and lending institutions. The lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases and its equipment line with a local bank at December 31, 1996 were $ 3.4 million. The Company is currently negotiating increases in its domestic financing arrangements as well as seeking similar arrangements for its international operations.

         The Company maintains a revolving line of credit with a local bank in the amount of $ 15.0 million. Borrowings on the line of credit are limited to 80% of eligible accounts receivable and bear interest at the bank's prime rate (8.25% at December 31, 1996). At December 31, 1996, there were no borrowings outstanding under the line of credit. The line of credit expires on June 30, 1997.

         The Company believes that the funds generated from operations, together with the remaining net proceeds to the Company from the initial public offering and available credit under its line of credit and equipment line, will be sufficient to finance its current operations and planned capital expenditures at least through 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item will be contained in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders (the "Proxy Statement"), which is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to this item will be contained in the Proxy Statement, which is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item will be contained in the Proxy Statement, which is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this item will be contained in the Proxy Statement, which is hereby incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

         See Index to Financial Statements at page F-1.

Reports on Form 8-K

         The Company did not file any reports on Form 8-K during its fiscal year ended December 31, 1996.

Exhibits

         The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.

     3.1      Articles of Incorporation. (2)
     3.2      Bylaws. (2)
     9.1 Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated February 2, 1996. (1) (Exhibit 10.11)
     9.2 Amendment No. 1 to Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated May 9, 1996. (2) (Exhibit 10.17)
     9.3 Form of Voting Agreement between the Company and certain option holders. (1) (Exhibit 10.13)
     10.1     ICT Group, Inc. 1987 Stock Option Plan. (1) (2)+
     10.2     ICT Group, Inc. Equity Incentive Plan. (1)+
     10.3     ICT Group, Inc. Equity Compensation Plan. (2)+
     10.4     ICT Group, Inc. 1996 Non-Employee Directors Plan. (2)+
     10.5 Employment Agreement between John J. Brennan and the Company, dated May 8, 1996.(2)+
     10.6 Employment Agreement between Carl E. Smith and the Company, dated October 3, 1994, as amended. (2)+
     10.7 Employment Agreement between John L. Magee and the Company, dated April 1, 1987. (1)+
     10.8 Employment Agreement between John D. Campbell and the Company, dated October 1, 1987. (1)+
     10.9 Employment Agreement between Maurice J. Kerins and the Company, dated April 1, 1987. (1)+
     10.10 Employment Agreement between Robert F. Small and the Company, dated April 1, 1987. (1)+
     10.11 Shareholders Agreement among John J. Brennan, Donald P. Brennan and the Company, dated February 2, 1996. (1) (Exhibit 10.12)
     10.12 Amended and Restated Loan Agreement between the Company and First Valley Bank, dated April 11, 1996. (1) (Exhibit 10.14)

     10.13 12% Promissory Note issued to Donald P. Brennan, dated March 31, 1987. (1) (Exhibit 10.15)
     10.14 12% Promissory Note issued Passage East Partnership, dated April 9, 1987. (1) (Exhibit 10.16)
     27.1     Financial Data Schedule*

----------
*  Filed herewith.
+  Compensation plans and arrangements for executives and others.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150).
(2) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ICT GROUP, INC.
                                            (Registrant)

Dated:  March 27, 1997

                           By:  /s/ John J. Brennan
                                -----------------------------
                                John J. Brennan
                                Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                             Title                                             Date
         ---------                             -----                                             ----
By:  /s/ John J. Brennan                    Chairman, President, Chief                           March 27, 1997
   -------------------------------------    Executive Officer and Director
      John J. Brennan                       (principal executive officer)


By: /s/ Carl E. Smith                       Senior Vice President, Finance and                  March 27, 1997
   -------------------------------------    Administration, Chief Financial Officer
      Carl E. Smith                         and  Secretary (principal financial and
                                            accounting officer)

By: /s/ Donald P. Brennan                   Director                                             March 27, 1997
   -------------------------------------
      Donald P. Brennan

By: /s/ Bernard Somers                      Director                                             March 27, 1997
   -------------------------------------
      Bernard Somers

By: /s/ John Stoops                         Director                                             March 27, 1997
   -------------------------------------
      John Stoops


                        ICT GROUP, INC. AND SUBSIDIARIES


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE



                                                                  Page
                                                                  ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                           F-2

CONSOLIDATED BALANCE SHEETS                                        F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                              F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                    F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-7

FINANCIAL STATEMENT SCHEDULE:
    II. VALUATION AND QUALIFYING ACCOUNTS                          F-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ICT Group, Inc.:

We have audited the accompanying consolidated balance sheets of ICT Group, Inc. (a Pennsylvania corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICT Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
    February 14, 1997

                        ICT GROUP, INC. AND SUBSIDIARIES



                           CONSOLIDATED BALANCE SHEETS


                                                                                           December 31
                                                                               ----------------------------------
                                   ASSETS                                            1996              1995
                                   ------                                      ---------------   ----------------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $    18,298,031   $       447,206
    Accounts receivable, net of allowance for doubtful accounts
       of $354,524 and $211,773                                                     13,539,085         8,980,632
    Receivable from related party                                                          --            132,977
    Grant receivable                                                                   534,495           537,049
    Prepaid expenses and other                                                         347,873           333,933
    Deferred income taxes                                                               84,982               --
                                                                               ---------------   --------------
              Total current assets                                                  32,804,466        10,431,797
PROPERTY AND EQUIPMENT, net                                                         11,631,885         6,862,625
DEFERRED INCOME TAXES                                                                3,251,325               --
OTHER ASSETS                                                                         1,424,101         1,186,321
                                                                               ---------------   ---------------
                                                                               $    49,111,777   $    18,480,743
                                                                               ===============   ===============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Borrowings on lines of credit                                              $           --    $     6,201,152
    Current portion of long-term debt                                                  283,878           705,000
    Current portion of capitalized lease obligations                                   724,693           748,366
    Current portion of subordinated notes due to related parties                           --            180,000
    Accounts payable                                                                 2,806,639         1,732,505
    Accrued expenses                                                                 1,923,199         2,044,500
    Deferred revenues                                                                      --            421,209
                                                                               ---------------   ---------------
              Total current liabilities                                              5,738,409        12,032,732
                                                                               ---------------   ---------------
LONG-TERM DEBT                                                                       1,057,480           761,250
                                                                               ---------------   ---------------
CAPITALIZED LEASE OBLIGATIONS                                                        1,295,544         1,631,623
                                                                               ---------------   ---------------
SUBORDINATED NOTES DUE TO RELATED PARTIES                                                  --            120,000
                                                                               ---------------   ---------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                               --             92,104
                                                                               ---------------   ---------------
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
      none issued                                                                          --                --
    Common stock, $.01 par value, 40,000,000 shares authorized, 11,538,300
      and 9,000,000 shares issued and outstanding                                      115,383            90,000
    Additional paid-in capital                                                      49,338,490           310,000
    Deferred compensation                                                             (161,140)              --
    Retained earnings (deficit)                                                     (8,289,634)        3,438,912
    Cumulative translation adjustment                                                   17,245             4,122
                                                                               ---------------   ---------------
              Total shareholders' equity                                            41,020,344         3,843,034
                                                                               ---------------   ---------------
                                                                               $    49,111,777   $    18,480,743
                                                                               ===============   ===============


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            For the Year Ended
                                                                                December 31
                                                             -------------------------------------------------------
                                                                    1996             1995              1994
                                                             ----------------  ---------------   ----------
NET REVENUES                                                 $    71,599,435   $    52,115,819   $    34,123,378
                                                             ---------------   ---------------   ---------------

OPERATING EXPENSES:
    Cost of services                                              38,536,578        28,638,687        19,593,123
    Selling, general and administrative                           30,707,788        21,073,590        13,121,458
    Nonrecurring compensation expense                             12,689,651               --                --
                                                             ---------------   ---------------   ---------------

                                                                  81,934,017        49,712,277        32,714,581
                                                             ---------------   ---------------   ---------------

           Operating income (loss)                               (10,334,582)        2,403,542         1,408,797

INTEREST EXPENSE                                                     655,207           833,483           510,586

INTEREST INCOME                                                     (475,325)              --                --
                                                             ---------------   ---------------   ---------------

           Income (loss) before taxes                            (10,514,464)        1,570,059           898,211

INCOME TAX BENEFIT                                                (2,997,748)              --                --
                                                             ---------------   ---------------   ---------------

NET INCOME (LOSS)                                            $    (7,516,716)  $     1,570,059   $       898,211
                                                             ===============   ===============   ===============

PRO FORMA DATA (unaudited) (Note 3):
     Historical income (loss) before income taxes            $   (10,514,464)  $     1,570,059     $     898,211
     Pro forma income tax expense (benefit)                       (3,766,748)          667,275           405,991
                                                             ---------------   ---------------     -------------

     Pro forma net income (loss)                             $    (6,747,716)  $       902,784     $     492,220
                                                             ===============   ===============     =============

     Pro forma net income (loss) per share                   $          (.65)  $           .09     $         .05
                                                             ===============   ===============     =============

     Shares used in computing pro forma net income (loss)
        per share                                                 10,407,271         9,702,010         9,619,985
                                                             ===============   ===============     =============





        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                   Common Stock           Additional       Deferred
                                                            --------------------------      Paid-in         Compen-
                                                               Shares         Amount        Capital         sation
                                                            -----------    ---------    -------------    -----------
BALANCE, DECEMBER 31, 1993                                 9,000,000     $     90,000   $    310,000   $       --

   Currency translation adjustment                                --             --             --             --
   Net income                                                     --             --             --             --
                                                           -----------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1994                                 9,000,000           90,000        310,000           --

    Currency translation adjustment                               --             --             --             --
    Net income                                                    --             --             --             --
                                                           -----------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1995                                 9,000,000           90,000        310,000           --
    Deferred compensation related to grants of
      stock options                                               --             --          268,565       (268,565)
    Amortization of deferred compensation                         --             --             --          107,425
    Issuance of stock options                                     --             --       12,689,651           --
    Distribution to S Corporation shareholders                    --             --             --             --
    Termination of S Corporation status                           --             --        1,493,837           --
    Sale of common stock in initial public offering, net
      of offering                                           2,411,552          24,116     34,522,799           --
    Exercise of stock options, including tax benefit          126,748           1,267         53,638           --
    Currency translation adjustment                               --             --             --             --
    Net loss                                                      --             --             --             --
                                                           -----------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1996                                 11,538,300    $    115,383   $ 49,338,490   $   (161,140)
                                                           ===========   ============   ============   ============

                                RESTUBBED TABLE

                                                              Retained       Cumulative         Total
                                                              Earnings       Translation     Shareholders'
                                                              (Deficit)      Adjustment        Equity
                                                            ------------   -------------   -----------
BALANCE, DECEMBER 31, 1993                                  $    970,642    $       --     $  1,370,642

   Currency translation adjustment                                  --             1,180          1,180
   Net income                                                    898,211            --          898,211
                                                            ------------    ------------   ------------
BALANCE, DECEMBER 31, 1994                                     1,868,853           1,180      2,270,033

    Currency translation adjustment                                 --             2,942          2,942
    Net income                                                 1,570,059            --        1,570,059
                                                            ------------    ------------   ------------
BALANCE, DECEMBER 31, 1995                                     3,438,912           4,122      3,843,034
    Deferred compensation related to grants of
      stock options                                                 --              --             --
    Amortization of deferred compensation                           --              --          107,425
    Issuance of stock options                                       --              --       12,689,651
    Distribution to S Corporation shareholders                (2,717,993)           --       (2,717,993)
    Termination of S Corporation status                       (1,493,837)           --             --
    Sale of common stock in initial public offering, net
      of offering                                                   --              --       34,546,915
    Exercise of stock options, including tax benefit                --              --           54,905
    Currency translation adjustment                                 --            13,123         13,123
    Net loss                                                  (7,516,716)           --       (7,516,716)
                                                            ------------    ------------   ------------
BALANCE, DECEMBER 31, 1996                                  $ (8,289,634)   $     17,245   $ 41,020,344
                                                            ============    ============   ============

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Year Ended
                                                                                     December 31
                                                                  -------------------------------------------------
                                                                       1996              1995             1994
                                                                  ---------------   -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $   (7,516,716)   $    1,570,059   $      898,211
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities-
         Nonrecurring compensation expense                            12,689,651               --               --
         Minority interest in subsidiary's earnings                       37,316             3,718           17,307
         Depreciation and amortization                                 2,792,231         1,877,133        1,242,951
         Deferred income tax benefit                                  (3,329,922)              --               --
         (Increase) decrease in-
           Accounts receivable                                        (4,558,453)       (2,349,113)      (2,482,347)
           Receivable from related party                                 132,977            52,952         (185,929)
           Prepaid expenses and other                                    (13,940)         (135,595)         (25,309)
           Grant receivable                                                2,554           (87,652)        (449,397)
           Other assets                                                 (323,535)           33,319          (61,646)
         Increase (decrease) in-
           Accounts payable                                            1,074,134           (50,128)       1,001,254
           Accrued expenses                                             (121,301)         (246,795)         957,919
           Deferred revenues                                            (421,209)          421,209              --
                                                                    ------------         ---------      -----------
                Net cash provided by operating activities                443,787         1,089,107          913,014
                                                                    ------------         ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                               (6,893,311)       (2,372,873)        (960,700)
    Purchase of minority interest in subsidiary                         (129,420)              --               --
    Payments for business acquisitions                                       --           (468,487)        (486,168)
    Proceeds from note receivable                                            --                --            47,000
                                                                    ------------         ---------      -----------
                Net cash used in investing activities                 (7,022,731)       (2,841,360)      (1,399,868)
                                                                    ------------         ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) on lines of credit                      (6,201,152)        2,609,995          616,157
    Proceeds from long-term debt                                       2,919,390         1,000,000        1,350,000
    Payments on long-term debt                                        (3,044,282)         (580,000)        (928,750)
    Payments on capitalized lease obligations                           (834,752)         (807,109)        (598,968)
    Payments on subordinated notes                                      (300,000)              --           (50,000)
    Distribution to S Corporation shareholders                        (2,717,993)              --               --
    Net proceeds from initial public offering                         34,546,915               --               --
    Proceeds from exercise of stock options                               48,520               --               --
    Payments of deferred financing costs                                     --            (36,999)         (35,344)
    Proceeds from minority investment in subsidiary                          --                --            71,079
                                                                    ------------         ---------      -----------
                Net cash provided by financing activities             24,416,646         2,185,887          424,174
                                                                    ------------         ---------      -----------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                           13,123             2,942            1,180
                                                                    ------------         ---------      -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   17,850,825           436,576          (61,500)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                               447,206            10,630           72,130
                                                                    ------------         ---------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 18,298,031         $ 447,206      $    10,630
                                                                    ============         =========      ===========

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BACKGROUND:

ICT Group, Inc. and Subsidiaries (the "Company") provide multilingual outbound and inbound telemarketing and customer support services, marketing, call center management, and information research and consulting services for selected industries including insurance and financial services, publishing, telecommunications, consumer products and services, pharmaceuticals, health care services and computer software and hardware.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of ICT Group, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 52, substantially all assets and liabilities of the Company's foreign subsidiaries are translated at the period-end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period. The resulting translation adjustment is accumulated in a separate component of shareholders' equity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues on programs as services are performed, generally based on hours incurred. Amounts collected from customers prior to the performance of services are recorded as deferred revenues.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less.

Property and Equipment

                                                         December 31
                                             -----------------------------------
                                                   1996               1995
                                             ---------------    ---------------

  Communications and computer equipment      $    16,752,914    $    11,265,657
  Furniture and fixtures                           2,935,688          1,751,077
  Leasehold improvements                           1,581,088            884,645
                                             ---------------    ---------------

                                                  21,269,690         13,901,379
  Less-Accumulated depreciation and
              amortization                        (9,637,805)        (7,038,754)
                                             ---------------    ---------------

                                             $    11,631,885    $     6,862,625
                                             ===============    ===============

Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the applicable assets using the straight-line method. The lives used are as follows:

        Communications and computer equipment                5 years
        Furniture and fixtures                               5-7 years
        Leasehold improvements                               Lease  term

Depreciation expense was $2,599,051, $1,750,921 and $1,184,683 for the years ended December 31, 1996, 1995 and 1994, respectively. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized. Gains or losses on the disposition of property and equipment are charged to operations.

Equipment under capital leases included in property and equipment is $4,999,260 and $4,524,193, net of accumulated amortization of $2,456,595 and $1,612,348, as of December 31, 1996 and 1995, respectively.

Other Assets

                                                           December 31
                                                 -------------------------------
                                                      1996             1995
                                                 -------------    -------------

 Deposits                                        $     476,202    $     308,582
 Goodwill, net of accumulated amortization of
    $95,660 and $63,463 (see Note 5)                   772,965          833,051
 Other                                                 174,934           44,688
                                                 -------------    -------------

                                                 $   1,424,101    $   1,186,321
                                                 =============    =============

Goodwill is amortized over 15 years on a straight-line basis. The Company evaluates the realizability of goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the assets acquired. If the amount of such estimated undiscounted future cash flows is less than the net book value of the assets acquired, the assets are written down to the amount of the estimated undiscounted cash flows.

Accrued Expenses

                                                   December 31
                                         -------------------------------
                                              1996              1995
                                         ---------------   -------------

Payroll and related benefits             $   1,061,438     $     946,640
Telecommunications expense                     311,537           407,879
Other                                          550,224           689,981
                                         -------------     -------------

                                         $   1,923,199     $   2,044,500
                                         =============     =============

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements as measured by enacted tax laws.

Prior to the closing of the Company's initial public offering, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, the Company was not subject to federal and state income taxes, and the taxable income of the Company was included in the shareholders' tax returns. Shortly before the closing of the initial public offering, the Company terminated its status as an S corporation and is now subject to federal and state income taxes. The Company recorded a tax expense of $1,015,386 as a result of establishing a net deferred tax liability upon its conversion to a C corporation.

Supplemental Cash Flow Information

For the years ended December 31, 1996, 1995 and 1994, the Company paid interest of $748,591, $848,810 and $498,846, respectively. Capital lease obligations of $475,067, $1,714,958 and $1,299,212 were incurred on equipment leases entered into in 1996, 1995 and 1994, respectively.

Major Customers and Concentration of Credit Risk

In 1996, 1995 and 1994, one customer accounted for approximately 35%, 43% and 41% of net revenues, respectively. In 1996, 1995 and 1994, net revenues from customers within the insurance industry accounted for 42%, 46% and 58% of total net revenues, respectively, and customers within the financial services industry accounted for 26%, 22% and 14% of total net revenues, respectively. The loss of the Company's major customer or a downturn in the insurance or financial services industries could have a material adverse effect on the Company's business.

Concentration of credit risk is limited to trade receivables and is subject to the financial conditions of certain major customers. The Company does not require collateral from its customers.

Recapitalization

In June 1996, the Company effected a nine-for-one stock split in the form of a stock dividend, authorized 5,000,000 shares of undesignated preferred stock and increased its authorized common stock to 40,000,000 shares. All references in the accompanying financial statements to the number of common shares and per-share amounts have been retroactively restated to reflect the stock split.

Initial Public Offering

The Company completed an initial public offering (the "Offering") of its Common Stock effective June 14, 1996. The Company sold 2,411,552 shares of Common Stock at an initial public offering price of $16 per share. An additional 463,448 shares of Common Stock (including 375,000 shares purchased by the underwriters upon the exercise of an overallotment option) were sold by certain shareholders of the Company. The net proceeds to the Company, after underwriting discounts and commissions, were approximately $34,500,000.

3. PRO FORMA INFORMATION (UNAUDITED):

Pro Forma Income Tax Provision

Shortly before the closing of the Offering, the Company terminated its status as an S corporation and, as a result, the Company is now subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statements of operations for the years ended December 31, 1996, 1995 and 1994, include an unaudited pro forma adjustment for the income taxes that would have been recorded if the Company had not been an S corporation, based on the tax laws in effect during the respective periods.

Pro Forma Net Income (Loss) Per Share

Pro forma net income (loss) per share was calculated by dividing pro forma net income (loss) by the weighted average number of shares of common stock outstanding for the respective periods, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method. For the year ended December 31, 1996, common stock equivalents are not included, as their effect is antidilutive.

4. EUROTEL:

In July 1994, the Company entered into an agreement with a subsidiary of R.R. Donnelley & Sons Company ("Donnelley") to form Eurotel Marketing Limited ("Eurotel"), which provides multilingual pan-European telemarketing services. The Company invested $106,619 for a 60% ownership interest. In June 1996, the Company acquired the remaining 40% interest of Eurotel from Donnelley for $129,420, which represented Donnelley's net equity in the Company. Eurotel had net revenues of $1,666,884 and $1,885,028 and net income of $93,290 and a net loss of $2,342 for the six months ended June 30, 1996, and the year ended December 31, 1995, respectively. The minority interest in the earnings of Eurotel of $37,316 for the six months ended June 30, 1996, and $937 for the year ended December 31, 1995, is included in selling, general and administrative expenses in the accompanying statements of operations.

Eurotel is reimbursed by the Irish Industrial Development Authority ("IDA") for certain capital expenditures, employment and training costs, and rent. The Company records a grant receivable for qualified expenditures made, but not yet reimbursed. For the years ended December 31, 1996 and 1995, the Company recorded $470,545 and $260,013, respectively, as expense reductions. The Company is required to maintain certain employment levels specified under the grants. If the Company fails to maintain these levels, a portion of the grant could be payable to the IDA for that portion of the employment targets not maintained.

5. ACQUISITION:

On May 1, 1995, the Company acquired the fixed assets and assumed certain liabilities of the Smartline division of Nationar for $638,207, including transaction costs. The acquisition was accounted for using the purchase method of accounting. The total purchase price exceeded the fair value of the net assets acquired by $750,228, which has been recorded as goodwill. If the acquisition of the Smartline division had occurred as of January 1, 1995, the Company's net revenues would have been approximately $54,375,000 and the effect on pro forma net income and pro forma net income per share would have been immaterial.

6. DEBT:

                                                                                          December 31
                                                                                -----------------------------
                                                                                     1996            1995
                                                                                -------------   -------------
     Equipment line of credit, interest at prime,
        principal payments of $12,509 per month through
        December, 2001                                                          $     750,545   $         --
     Equipment line of credit, interest at prime,
        principal payments of $11,147 per month through
        April, 2001                                                                   590,813             --
     Term loans due to bank, repaid in 1996                                               --        1,466,250
                                                                                -------------   -------------
                                                                                    1,341,358       1,466,250
     Less- Current portion                                                           (283,878)       (705,000)
                                                                                -------------   -------------
                                                                                $   1,057,480   $     761,250
                                                                                =============   =============

Future maturities of long-term debt are as follows at December 31, 1996:

     1997                                          $     283,878
     1998                                                283,878
     1999                                                283,878
     2000                                                283,878
     2001                                                205,846
                                                   -------------
                                                   $   1,341,358
                                                   =============

In April 1996, the Company entered into an Amended and Restated Loan Agreement (the "Agreement") with its bank, which provides for a $15,000,000 line of credit and a $3,500,000 equipment line of credit. Borrowings on the line of credit are limited to 80% of eligible accounts receivable, as defined. The line bears interest at the bank's base rate, as defined, and expires on June 30, 1997. The equipment line of credit is to be used to finance 90% of the cost of equipment purchases. Individual borrowings must be at least $200,000 and, once drawn, become, at the option of the Company, three- to five-year term loans due in equal monthly installments. Borrowings under the equipment line bear interest at either the bank's base rate or a fixed rate set at the U.S. Treasuries Reference Rate plus 2.75%, at the option of the Company. The term loans and the line of credit are cross-collateralized and cross-defaulted. The Company may, at any time, fix the interest rate on the term loans at the bank's current fixed rate. If the fixed rate option is selected, any principal prepayments could be subject to penalties, as defined.

The line bears interest at the bank's prime rate (8.25% at December 31, 1996). The Company incurred interest expense of $255,304, $472,632 and $267,314 at average interest rates of 8.5%, 9.3% and 8.0% for the years ended December 31, 1996, 1995 and 1994, respectively. The highest outstanding borrowing during 1996 was $8,716,505. At December 31, 1995, the Company had borrowed $5,581,188 under the line of credit, and no borrowings were outstanding as of December 31, 1996. At December 31, 1996, the full amount of the line, subject to the stated limits, is available.

Borrowings under the Agreement are secured by substantially all of the Company's assets. Under the more restrictive covenants of the Agreement, the Company is required to maintain certain financial ratios and a specified level of net worth, as defined, and payments of dividends and repurchases of stock are limited.

In 1994, Eurotel entered into loan agreements with a local bank that provided for a term loan of IRpounds 325,000 and a line of credit of IRpounds 200,000, both of which expired in September 1995. In December 1995, Eurotel entered into a new line of credit for IRpounds 525,000. Interest on the line of credit is based upon the bank's prime rate. The Company had borrowed $619,964 on the line of credit as of December 31, 1995 and had no borrowings outstanding as of December 31, 1996.

7. CAPITALIZED LEASE OBLIGATIONS:

The Company leases certain equipment under capital leases. The Company's weighted average interest rate was 10.4% for the year ended December 31, 1996. Future minimum lease payments as of December 31, 1996, are as follows:

         1997                                                $   898,551
         1998                                                    655,673
         1999                                                    503,082
         2000                                                    308,836
         2001                                                     17,116
                                                             -----------
         Total minimum lease payments                          2,383,258
         Less- Amount representing interest                     (363,021)
                                                             -----------
         Present value of minimum lease payments               2,020,237
                                                             -----------
         Less- Current portion                                  (724,693)
                                                             -----------
                                                             $ 1,295,544
                                                             ===========

8. SUBORDINATED NOTES:

Two notes totaling $300,000, bearing interest at 12% at December 31, 1995, were due to a shareholder of the Company and a related entity. The notes were repaid in 1996.

9. INCOME TAXES:

Effective June 11, 1996, the Company terminated its status as an S corporation and was subject to federal and state income taxes from the date of termination to December 31, 1996.

The components of the loss before income taxes for the year ended December 31, 1996, were as follows:

             Domestic                                     $(10,997,820)
             Foreign                                           483,356
                                                          ------------
                                                          $(10,514,464)
                                                          ============

The components of the benefit for income taxes for the year ended December 31, 1996, are as follows:

                                                                   Provision
                                                                   (benefit)
                                                                   ---------
  Current:
    Federal                                                    $          --
    State                                                                 --
    Foreign                                                           173,342
                                                               --------------
                                                                      173,342
                                                               --------------
  Deferred:
    Federal                                                        (3,759,300)
    State                                                            (427,176)
    Foreign                                                                --
                                                               --------------
                                                                   (4,186,476)
                                                               --------------
  Reinstatement of deferred income tax liability                    1,015,386
                                                               --------------
                                                               $   (2,997,748)
                                                               ==============

The approximate income tax effect of each type of temporary difference at December 31, 1996, is as follows:

             Gross deferred tax assets:
               Nonrecurring compensation expense               $    4,081,260
               Net operating loss carryforwards                       237,745
               Accruals and reserves not currently
                  deductible for tax                                  134,602
                                                               --------------
                                                               $    4,453,607
                                                               ==============
             Gross deferred tax liabilities:
               Cash basis of accounting                        $     (877,345)
               Depreciation methods                                  (132,709)
               Other                                                 (107,246)
                                                               --------------
                                                               $   (1,117,300)
                                                               ==============

The Company has recorded no valuation reserve for deferred tax assets as of December 31, 1996. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the year ended December 31, 1996, is as follows:

             Federal statutory tax rate                             (34.0)%
             Income not subject to corporate taxes
               due to S Corporation status                            2.3
             Reinstatement of deferred taxes upon
               conversion to C Corporation status                     9.7
             Impact of foreign subsidiaries subject to
               different tax rates                                    0.1
             State income taxes, net of federal tax benefit          (5.2)
             Other                                                   (1.4)
                                                                    -----
                                                                    (28.5)%
                                                                    =====

At December 31, 1996, the Company has a net operating loss carryforward for federal income tax purposes of approximately $291,000. The Company expects to recognize the tax benefit of its net operating loss carryforward before it expires.

10. PROFIT SHARING PLAN:

The Company maintains a trusteed profit sharing plan (Section 401(k)) for all qualified employees, as defined. The Company matches 6% of the employee's contribution; however, it may also make additional contributions to the Plan based upon profit levels and other factors. No such additional contributions were made in 1996, 1995 or 1994. Employees are fully vested in their contributions, while full vesting for the Company's contributions occurs upon death, disability, retirement or completion of five years of service. In 1996, 1995 and 1994, the Company's contributions were $289,499, $174,585 and $125,966, respectively. The Plan's trustees are the management of the Company.

11. EQUITY PLANS:

Stock Option Plans

The Company's 1996 Equity Compensation Plan authorizes up to 1,120,000 shares of Common Stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, stock appreciation rights and other awards based on the Company's Common Stock. The options to be granted and the option prices are established by the Board of Directors or a committee composed of two or more of its members. Incentive stock options are granted at prices not less than fair market value. Options are exercisable for periods not to exceed ten years, as determined by the Board of Directors or its committee. As of December 31, 1996, 1,092,500 shares of Common Stock were available for grant under the plan.

The Company's 1996 Non-Employee Director Plan authorizes up to 30,000 shares of Common Stock for issuances of nonqualified stock options to non-employee directors. As of December 31, 1996, 28,000 shares of Common Stock are available for grant under this plan.

As of December 31, 1996, there were options to purchase 845,302 shares of Common Stock outstanding in connection with the Company's 1987 Stock Option Plan. No future grants will be made under this plan.

In April 1987, the Company issued outside the plan an option to purchase 90,000 shares at an exercise price of $.04 per share. This option vested upon the Offering resulting in compensation expense of $1,436,000. This option expired in December 1996.

Equity Incentive Plan

In December 1995, the Company adopted an Equity Incentive Plan that provided for the issuance of up to 270,000 Equity Incentive Units ("Units"). In December 1995, the Company awarded 159,300 Units with a purchase price of $1.02 per Unit. Each Unit allows the holder the right to purchase one share of Common Stock at a specified price. Units are exercisable for a period not to exceed ten years from the date of grant. Concurrent with the Offering, the Units vested resulting in compensation expense of $2,386,491. As of December 31, 1996, there were 136,075 Units outstanding. No more Units will be granted under the Equity Incentive Plan.

Information with respect to the options granted under the stock option plans and Units is as follows:


                                                                       Aggregate           Price
                                                         Shares          Price           Per Share
                                                         ------          -----           ---------
         Outstanding, December 31, 1992, 1993 and
             1994                                         855,000   $     38,140    $   .04 - $  .06
                Granted                                   305,550        311,322                1.02
                                                      -----------   ------------    ----------------

         Outstanding, December 31, 1995                 1,160,550        349,462    $   .04 - $ 1.02
                Granted                                    79,000        531,685       1.57 -  16.25
                Exercised                                (126,748)       (48,522)       .04 -   1.57
                Canceled                                 (101,925)       (18,150)       .04 -   1.57
                                                      -----------   ------------    ----------------

         Outstanding, December 31, 1996                 1,010,877   $    814,475    $   .04 - $16.25
                                                      ===========   ============    ================

At December 31, 1996, there were outstanding presently exercisable options and Units to purchase an aggregate of 952,877 shares at exercise prices ranging from $.04 to $16.25 per share, with an aggregate exercise price of $420,796.

In January 1996, the Company granted options to employees and recorded deferred compensation for the difference between the deemed value per share for accounting purposes and the exercise price per share. The deferred compensation is being amortized over the four-year vesting period.

Extension of Option Terms; Compensation Expense

The Company extended the exercise period for options to purchase an aggregate of 555,750 shares to 2001 and 2002, resulting in compensation expense of $8,867,160. This charge and the expense from the Units and the option to purchase 90,000 shares that vested upon the closing of the Offering resulted in a compensation expense of $12,689,651 in 1996.

Company Option Plans

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plans. The disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation," was adopted by the Company in 1996. Had compensation cost for the Company's common stock option plan been determined under SFAS No. 123, the Company's net income (loss) would have been as follows:

                                                                         Year Ended December 31
                                                                     ---------------------------------
                                                                          1996              1995
                                                                     --------------    ---------------
    Net income (loss), as reported                                   $   (6,747,716)   $    902,784
    Pro forma net income (loss)                                      $   (6,880,891)   $     873,916

    Net income (loss) per share, as reported                         $         (.65)   $        .09
    Pro forma net income (loss) per share                            $         (.66)   $        .09

The weighted average fair value of the options granted in 1996 and 1995 is estimated at $5.35 and $.82 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield, volatility of 85%, weighted average risk-free interest rate 6% and 8% in 1996 and 1995, respectively, and an expected life of 7 years. Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma compensation charge may not be representative of that to be expected in future years.

12. COMMITMENTS AND CONTINGENCIES:

The Company leases facilities and certain equipment under operating leases. Rent expense was $3,627,630, $2,529,856 and $1,744,872 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum rentals for all operating leases are as follows:

             1997                                   $3,115,163
             1998                                    2,739,507
             1999                                    2,341,078
             2000                                    1,752,049
             2001                                      792,457

The Company enters into agreements with its telephone long-distance carriers ranging from one to three years, which provide for, among other things, annual minimum purchases and termination penalties.

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

The Company has renewable employment agreements with six key executives with terms ranging from one to three years. The agreements provide for, among other things, severance payments ranging from six months to three years.

                        ICT GROUP, INC. AND SUBSIDIARIES


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS



                                                 Balance
                                              Beginning of       Charged to                              Balance,
                Description                       Year             Expense           Deduction         End of Year
                -----------                   -----------         ---------          ---------         -----------
Allowances for doubtful accounts:
         1996                                  $211,773          $446,289            $(303,538)          $354,524
         1995                                   600,691           547,166             (936,084) (a)       211,773
         1994                                   461,211           336,621             (197,141)           600,691



(a) Includes $554,051 of write-offs related to a service no longer offered by the Company.

                                 EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------
   27.1               Financial Data Schedule