Form 10-Q
period 1997-03-31
ICT GROUP INC
filed 1997-05-15
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31,1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to ______________________,

Commission File Number: 0-20807
                        -------

                                 ICT GROUP, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charger)


          Pennsylvania                                    23-2458937
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  800 Town Center Drive, Langhorne, PA                          19047
----------------------------------------               ------------------------
(Address of principal executive offices)                      (Zip code)

                                  215-757-0200
               --------------------------------------------------
               Registrant's telephone number, including area code.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X          No
                                -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Shares, $0.01 par value, 11,542,300 shares outstanding as of May 13, 1997.

                                 ICT GROUP, INC.

                                      INDEX


PART 1             FINANCIAL INFORMATION                                  PAGE

  Item 1     CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

             Consolidated Balance Sheets -
                March 31, 1997 and December 31, 1996                         3

             Consolidated Statements of Operations -
               Three months ended
               March 31, 1997 and 1996                                       5

             Consolidated Statements of Cash Flows -
               Three months ended March 31, 1997 and
               1996                                                          6

             Notes to Consolidated Financial Statements                      7


  Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8

PART II                      OTHER INFORMATION

  Item 6     EXHIBITS AND REPORTS ON FORM 8-K                                12

SIGNATURES                                                                   13

                        ICT GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                March 31,            December 31,
                                                                   1997                  1996
                                                                ---------            ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $16,651              $18,298
  Accounts receivable, net                                         15,404               13,539
  Grant receivable                                                    461                  535
  Prepaid expenses and other                                          907                  348
  Deferred income taxes                                              --                     85
                                                                  -------              -------
            Total current assets                                   33,423               32,805
                                                                  -------              -------
PROPERTY AND EQUIPMENT, net
  Communications and computer equipment                            19,496               16,753
  Furniture and fixtures                                            3,220                2,936
  Leasehold improvements                                            1,609                1,581
                                                                  -------              -------
                                                                   24,325               21,270
Less  Accumulated depreciation and amortization                   (10,446)              (9,638)
                                                                  -------              -------
  Net property and equipment                                       13,879               11,632
                                                                  -------              -------
DEFERRED INCOME TAXES                                               3,251                3,251
                                                                  -------              -------
OTHER ASSETS                                                        1,427                1,424
                                                                  -------              -------
                                                                  $51,980              $49,112
                                                                  =======              =======

        The accompanying notes are an integral part of these statements

                        ICT GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                                  March 31,            December 31,
                                                                    1997                   1996
                                                                  ---------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                  $446                 $284
  Current portion of capitalized lease obligations                    661                  725
  Accounts payable                                                  3,481                2,807
  Accrued expenses                                                  3,113                1,923
                                                                  -------              -------
            Total current liabilities                               7,701                5,739
                                                                  -------              -------
LONG-TERM DEBT                                                      1,650                1,057
                                                                  -------              -------
CAPITALIZED LEASE OBLIGATIONS                                       1,151                1,296
                                                                  -------              -------
SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                     --                   --
  Common Stock, $0.01 par value, 40,000 shares authorized,
     11,554 and 11,538 shares issued and outstanding                  116                  115
  Additional paid-in capital                                       49,355               49,339
  Deferred compensation                                              (148)                (161)
  Accumulated deficit                                              (7,817)              (8,290)
  Cumulative translation adjustment                                   (28)                  17
                                                                  -------              -------
            Total shareholders' equity                             41,478               41,020
                                                                  -------              -------
                                                                  $51,980              $49,112
                                                                  =======              =======


        The accompanying notes are an integral part of these statements

                        ICT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                 -----------------------------
                                                                   1997                  1996
                                                                  -------              -------
NET REVENUES                                                      $20,492              $16,220

OPERATING EXPENSES:
  Cost of services                                                 11,415                8,767
  Selling, general and administrative                               8,440                6,796
                                                                  -------              -------
                                                                   19,855               15,563
                                                                  -------              -------
            Operating income                                          637                  657

INTEREST EXPENSE (INCOME), NET                                       (138)                 233
                                                                  -------              -------
            Income before taxes                                       775                  424

INCOME TAXES                                                          302                   --
                                                                  -------              -------
NET INCOME                                                           $473                 $424
                                                                  =======              =======

PRO FORMA DATA:
  Historical income before taxes                                     $775                 $424
  Pro forma provision for income taxes                                302                  170
                                                                  -------              -------
  Pro forma net income                                               $473                 $254
                                                                  =======              =======
  Pro forma net income per share                                    $0.04                $0.03
                                                                  =======              =======
  Shares used in computing pro forma
     net income per share                                          12,185                9,702
                                                                  =======              =======



        The accompanying notes are an integral part of these statements

                        ICT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                       Three Months Ended
                                                                             March 31,
                                                                  -----------------------------
                                                                    1997                  1996
                                                                  -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                         $473                 $424
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Minority interest in subsidiary earnings                       --                     10
      Depreciation and amortization                                   831                  556
      (Increase) decrease in:
        Accounts receivable                                        (1,865)              (1,750)
        Prepaid expenses and other                                   (559)                (307)
        Receivable from related party                                --                    133
        Grant receivable                                               74                 (110)
        Deferred income taxes                                          85                 --
        Other assets                                                  (26)                (156)
    Increase (decrease) in:
        Accounts payable                                              674                1,298
        Accrued expenses                                            1,190                  547
        Deferred revenue                                             --                    (31)
                                                                  -------              -------
            Net cash provided by operating activities                 877                  614
                                                                  -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (3,055)              (1,259)
                                                                  -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on lines of credit                                  --                    652
  Proceeds from long-term debt                                        813                 --
  Payments on long-term debt                                          (58)                (176)
  Payments on capitalized lease obligations                          (209)                (222)
  Payments on subordinated notes                                     --                    (60)
  Proceeds from exercise of stock options                              30                 --
  Payments of deferred financing costs                               --                    (13)
                                                                  -------              -------
            Net cash provided by financing activities                 576                  181

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH                        (45)                  20
                                                                  -------              -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (1,647)                (444)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     18,298                  447
                                                                  -------              -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $16,651                   $3
                                                                  =======              =======

        The accompanying notes are an integral part of these statements



                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1997 and 1996, are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included the Form 10-K for the year ended December 31, 1996.

Note 2:  PRO FORMA INFORMATION

Pro Forma Income Data

         Shortly before the effective date of the Company's initial public offering in June 1996, the Company terminated its status as an S Corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statement of operations for the three months ended March 31, 1996 include a pro forma adjustment for the income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the period. For the three months ended March 31, 1997, the Company was fully subject to federal and state income taxes.

Note 3: EARNINGS PER SHARE

Pro Forma Net Income Per Share

         Pro forma net income per share for the three months ended March 31, 1996 was calculated by dividing pro forma net income by the weighted average number of shares of Common Stock outstanding for the respective periods, adjusted for the dilutive effect of Common Stock equivalents, if applicable, which consist of stock options, using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, Common Stock equivalents issued by the Company during the twelve months immediately preceding the Offering have been included in the calculation of the shares used in computing pro forma net income per share as if they were outstanding for all periods presented.

NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. Early application is prohibited, although footnote disclosure of pro forma EPS amounts is required. For the three months ended March 31, 1997 and 1996 the Company believes the effect of the application of SFAS No. 128 would be immaterial.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997



GENERAL

         ICT is an independent provider of call center teleservices, which consists of outbound and inbound telemarketing and customer support services, together with related value-added services such as marketing, research, management and consulting services, to businesses domestically and internationally. The Company's call center management experience, technological leadership and expertise in target industries enable it to provide clients with high quality, cost-effective call center services. In addition to supporting customers' teleservice programs from its own call centers, the Company is pursuing additional opportunities to manage clients' call centers on a contract basis.

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

         With the increasing use of teleservices by businesses and the trend toward outsourcing call center activities, ICT believes significant opportunities exist to expand its business. The Company's growth strategy includes the following key elements:



               / /      Pursue Outsourced Call Center Management Opportunities
               / /      Increase International Presence.
               / /      Develop Strategic Alliances and Acquisitions
               / /      Expand Value-Added Marketing Services
               / /      Maintain Industry Specialization
               / /      Maintain Technology Leadership
               / /      Continue Commitment to Quality Service

RESULTS OF OPERATIONS


Three Months Ended March 31, 1997 and 1996

         Net Revenues. Net revenues increased 26% to $20.5 million for the three months ended March 31, 1997 from $16.2 million for the comparable period in 1996 primarily due to revenue growth in the Company's teleservice division. Teleservice division revenues increased 29% from $13.1 million in the first quarter of 1996 to $16.9 million in the first quarter of 1997 resulting from continued strong growth throughout all international teleservice markets. ICT International Teleservice revenues were $3.0 million in the three months ended March 31, 1997, an increase of 166% over ICT International Teleservice revenues in the same period in 1996. Domestic teleservice revenues increased 17% to $13.9 million in the first quarter of 1997 from $11.9 million in the first quarter of 1996 reflecting growth in insurance and telecommunication applications. Combined net revenues from managed and marketing services divisions increased 14% to $3.6 million in the three months ended March 31, 1997 from $3.1 million in the three months ended March 31, 1996. The marketing services division experienced a decline in net revenues in the first quarter of 1997 compared to the first quarter of 1996, due to reductions in financial marketing services projects. This decline was more than offset by revenues from managed services operations, which commenced operations in the second quarter of 1996.

         Cost of Service. Cost of services increased 30% to $11.4 million for the three months ended March 31, 1997 from $8.8 million in the three months ended March 31, 1996 due to an increased direct labor force to support the increased revenue volume over the first quarter of 1996 and a higher utilization of more expensive temporary labor personnel as a component of the increased work force.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 24% in the first quarter of 1997 to $8.4 million from $6.8 million in the first three months of 1996 due to the expansion of call centers, internationally as well as domestically, since the first quarter of 1996; the addition of a managed services business unit which began operations in the latter part of the second quarter; and the addition of customer sales and support for domestic and international operations.

          Interest Expense (Income), net. Net interest income of $138,000 in the first quarter reflects the investment of funds obtained through the Company's initial public offering slightly offset by interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion. Subsequent to the Company's initial public offering in June 1996, the Company repaid all indebtedness under its revolving line of credit and term loans with its bank and subordinated debt. In 1997 the Company intends to finance capital equipment purchases under its equipment line of credit. In the first quarter of 1997 the Company borrowed approximately $810,000 under its equipment line.

         Pro Forma Provision For Income Taxes. Prior to the effective date of the Company's initial public offering, the Company was subject to taxation under Subchapter S of the Internal Revenue Code. As a result, the net income of the Company, for federal and state tax purposes, had been reported by and taxed directly to the Company's shareholders. Subsequent to its initial public offering, the Company has been fully subject to federal and state income taxes.

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

Liquidity and Capital Resources

         Historically, ICT's primary sources of liquidity have been cash flow from operations and borrowing on its bank revolving line of credit. Acquisitions and capital expenditures have been financed through bank term loans and capitalized lease obligations. The Company has utilized any excess cash from operations to repay its revolving bank line and, historically, has maintained minimum cash balances.

         Cash provided by operating activities was $877,000 for the three months ended March 31, 1997 compared to $614,000 for the same period in 1996 which resulted from increased earnings before depreciation and amortization and reduced working capital requirements.

         Cash provided by financing activities was $576,000 for the three months ended March 31, 1997 compared to $181,000 for the same period in 1996.

         In the first quarter of 1997 the Company's capital expenditures were $3.1million reflecting an increase to 2,148 in the number of work stations at March 31, 1997 from 2,068 at December 31, 1996, upgraded telephony equipment and continued development and implementation of Informix and IMA/Edge Software.

         The Company's telemarketing activities will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit and through capitalized lease obligations with various equipment vendors and lending institutions. The lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases and its equipment line of credit at March 31, 1997 were $3.9 million. The Company maintains an equipment line of credit of $3.5 million with a bank. The line of credit expires in June 1997. The Company is currently negotiating increases in its equipment line of credit and intends to finance capital purchases under this line during 1997.

         The Company maintains a revolving line of credit with a bank of $15.0 million. Borrowings on the line of credit are limited to 80% of eligible accounts receivable and bear interest at the bank's prime rate (8.50% at March 31, 1997). At March 31, 1997, there were no borrowings outstanding under the line of credit. The line of credit expires on June 30, 1997. The Company is currently negotiating increases in its domestic financing arrangements, as well as seeking similar arrangements for its international operations.

         The Company believes that the funds generated from operations, together with the net proceeds to the Company from the offering and available credit under its line of credit and equipment line, will be sufficient to finance its current operations and planned capital expenditures at least through 1998.


FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to trends in the telemarketing industry and the overall domestic economy, the Company's business strategy including the markets in which it operates, the services it provides and the customers it targets, the benefits of certain technologies the Company's has acquired, variations in operating results and liquidity, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K: None.

         (b) The registrant was not required to file any reports on Form 8-K for the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                  ICT GROUP, INC.



Date: May 15, 1997                                By: /s/ John J. Brennan
                                                      -------------------
                                                  Chairman, President and
                                                  Chief Executive Officer


Date: May 15, 1997                                By: /s/ Carl E. Smith
                                                     ------------------
                                                  Senior Vice President
                                                  Finance and Administration,
                                                  Chief Financial Officer