Form 10-Q
period 1997-06-30
ICT GROUP INC
filed 1997-08-14
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ________________ to ________________________,

Commission File Number: 0-20807
                        -------
                                 ICT GROUP, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charger)


          Pennsylvania                                   23-2458937
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

800 Town Center Drive, Langhorne, PA                       19047
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip code)

                                  215-757-0200
                    ----------------------------------------
               Registrant's telephone number, including area code.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Shares, $0.01 par value, 11,542,300 shares outstanding as of August 8, 1997.

                                 ICT GROUP, INC.

                                      INDEX


PART 1                          FINANCIAL INFORMATION                       PAGE

     Item 1            CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       Consolidated Balance Sheets -
                          June 30, 1997 and December 31, 1996                 3

                       Consolidated Statements of Operations -
                         Three months and six months ended
                         June 30, 1997 and 1996                               5

                       Consolidated Statements of Cash Flows -
                         Six months ended June 30, 1997 and
                         1996                                                 6

                       Notes to Consolidated Financial Statements             7


     Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS         8

PART II                         OTHER INFORMATION

     Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        HOLDERS                                              13

     Item 6            EXHIBITS AND REPORTS ON FORM 8-K                      13

SIGNATURES                                                                   14

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      June 30,            December 31,
                                                        1997                  1996
                                                      --------            ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $16,611               $18,298
  Accounts receivable, net                             16,359                13,539
  Grant receivable                                        537                   535
  Prepaid expenses and other                            1,110                   433
                                                     --------               -------
        Total current assets                           34,617                32,805
                                                     --------               -------
PROPERTY AND EQUIPMENT, net
  Communications and computer equipment                21,281                16,753
  Furniture and fixtures                                3,715                 2,936
  Leasehold improvements                                1,707                 1,581
                                                     --------               -------
                                                       26,703                21,270
Less: Accumulated depreciation and amortization       (11,387)               (9,638)
                                                     --------               -------
  Net property and equipment                           15,316                11,632
                                                     --------               -------
DEFERRED INCOME TAXES                                   3,251                 3,251
                                                     --------               -------
OTHER ASSETS                                            1,505                 1,424
                                                     --------               -------
                                                      $54,689               $49,112
                                                     ========               =======


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                  June 30,           December 31,
                                                                    1997                 1996
                                                                 ---------           -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                              $   867               $   284
  Current portion of capitalized lease obligations                   584                   725
  Accounts payable                                                 3,926                 2,807
  Accrued expenses                                                 3,112                 1,923
                                                                 -------               -------
        Total current liabilities                                  8,489                 5,739
                                                                 -------               -------

LONG-TERM DEBT                                                     3,218                 1,057
                                                                 -------               -------
CAPITALIZED LEASE OBLIGATIONS                                      1,021                 1,296
                                                                 -------               -------

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                      --                    --
  Common Stock, $0.01 par value, 40,000 shares authorized,
     11,542 and 11,538 shares issued and outstanding                 115                   115
  Additional paid-in capital                                      49,343                49,339
  Deferred compensation                                             (134)                 (161)
  Accumulated deficit                                             (7,221)               (8,290)
  Cumulative translation adjustment                                 (142)                   17
                                                                 -------               -------
        Total shareholders' equity                                41,961                41,020
                                                                 -------               -------
                                                                 $54,689               $49,112
                                                                 =======               =======


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                          Three Months Ended                Six Months Ended
                                                              June 30,                          June 30,
                                                       -----------------------         ------------------------
                                                         1997            1996             1997            1996
                                                       -------        --------         --------         -------
NET REVENUES                                           $22,865        $18,361           $43,357         $34,581

OPERATING EXPENSES:
  Cost of services                                      12,756          9,886            24,171          18,653
  Selling, general and administrative                    9,256          7,630            17,696          14,426
  Non-recurring compensation expense                        --         12,689                --          12,689
                                                       -------        -------           -------         -------
                                                        22,012         30,205            41,867          45,768
                                                       -------        -------           -------         -------
        Operating income (loss)                            853        (11,844)            1,490         (11,187)

INTEREST EXPENSE (INCOME), NET                            (129)           247              (267)            480
                                                       -------        -------           -------         -------
        Income (loss) before taxes                         982        (12,091)            1,757         (11,667)

INCOME TAX EXPENSE (BENEFIT)                               386         (3,446)              688          (3,446)
                                                       -------        -------           -------         -------
NET INCOME (LOSS)                                         $596        ($8,645)           $1,069         ($8,221)
                                                       =======        =======           =======         =======
Net income per share                                     $0.05                            $0.09
                                                       =======                          =======
Shares used in computing net income
   per share                                            12,121                           12,121
                                                       =======                          =======
PRO FORMA DATA:
Historical loss before taxes                                         ($12,091)                         ($11,667)
Pro forma income tax benefit                                           (4,385)                           (4,215)
                                                                      -------                           -------
Pro forma net loss                                                    ($7,706)                          ($7,452)
                                                                      =======                           =======
Pro forma net loss per share                                           ($0.81)                           ($0.81)
                                                                      =======                           =======
Shares used in computing pro forma
   net loss per share                                                   9,467                             9,234
                                                                      =======                           =======


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                       ----------------------------
                                                                        1997                  1996
                                                                       ------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $1,069               ($8,221)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Minority interest in subsidiary earnings                             --                    37
      Depreciation and amortization                                     1,816                 1,245
      Deferred income tax benefit                                          --                (3,680)
      Non-recurring compensation charge                                    --                12,689
      (Increase) decrease in:
        Accounts receivable                                            (2,820)               (4,735)
        Prepaid expenses and other                                       (677)                 (551)
        Receivable from related party                                      --                   111
        Grant receivable                                                   (2)                  118
        Other assets                                                     (121)                 (416)
    Increase (decrease) in:
        Accounts payable                                                1,119                   895
        Accrued expenses                                                1,189                  (172)
        Deferred revenue                                                   --                  (421)
                                                                      -------               -------
          Net cash provided by (used in) operating activities           1,573                (3,101)
                                                                      -------               -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (5,433)               (3,530)
                                                                      -------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on lines of credit                                          --                (5,486)
  Proceeds from long-term debt                                          2,915                    --
  Payments on long-term debt                                             (171)                 (791)
  Borrowings (payments) on capitalized lease obligations                 (416)                   16
  Payments on subordinated notes                                           --                  (300)
  Payment of Subchapter S distribution                                     --                (2,718)
  Proceeds from initial public offering, net of offering costs             --                35,511
  Proceeds from exercise of stock options                                   4                     9
                                                                      -------               -------
          Net cash provided by financing activities                     2,332                26,241

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH                           (159)                   13
                                                                      -------               -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,687)               19,623
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         18,298                   447
                                                                      -------               -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $16,611               $20,070
                                                                      =======               =======


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included the Form 10-K for the year ended December 31, 1996.

Note 2:  PRO FORMA INFORMATION

Pro Forma Income Data

         Shortly before the effective date of the Company's initial public offering in June 1996, the Company terminated its status as an S Corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statement of operations for the three and six months ended June 30, 1996 include a pro forma adjustment for income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the period. For the three and six months ended June 30, 1997, the Company was fully subject to federal and state income taxes.

Note 3: EARNINGS PER SHARE

Pro Forma Net Income Per Share

         Pro forma net income per share for the three and six months ended June 30, 1996 was calculated by dividing pro forma net income by the weighted average number of shares of Common Stock outstanding for the respective periods, adjusted for the dilutive effect of Common Stock equivalents, if applicable, which consist of stock options, using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, Common Stock equivalents issued by the Company during the twelve months immediately preceding the Offering have been included in the calculation of the shares used in computing pro forma net income per share as if they were outstanding for all periods presented.

New Accounting Pronouncement

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. Early application is prohibited, although footnote disclosure of pro forma EPS amounts is required. For the three and six months ended June 30, 1997 and 1996 the Company believes the effect of the application of SFAS No. 128 would be immaterial.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997




GENERAL



         ICT GROUP is an independent multinational provider of call center teleservices, which consists of outbound and inbound telemarketing and customer support services, together with related value-added services such as marketing, research, management and consulting services. The Company's call center management experience, technological leadership and expertise in target industries enable it to provide clients with high quality, cost-effective call center services. In addition to supporting customers' teleservice programs from its own call centers, the Company is pursuing additional opportunities to manage clients' call centers on a contract basis.

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

         With the increasing use of teleservices by businesses and the trend toward outsourcing call center activities, ICT believes significant opportunities exist to expand its business. The Company's growth strategy includes the following key elements:



           [ ]    Pursue Outsourced Call Center Management Opportunities
           [ ]    Increase International Presence
           [ ]    Develop Strategic Alliances and Acquisitions
           [ ]    Expand Value-Added Marketing Services
           [ ]    Maintain Industry Specialization
           [ ]    Maintain Technology Leadership
           [ ]    Continue Commitment to Quality Service

RESULTS OF OPERATIONS


Three Months Ended June 30, 1997 and 1996:

         Net Revenues. Net revenues increased 25% to $22.9 million for the three months ended June 30, 1997 from $ 18.4 million for the comparable 1996 period primarily due to growth in teleservice revenues. TeleService division revenues increased 31% to $19.4 million for the three months ended June 30, 1997 from $
14.8 million in the second quarter of 1996 resulting from continued strong growth in both international and domestic markets. International TeleService revenues grew 100% to $ 3.4 million in 1997 from $ 1.7 million in 1996. Domestic TeleService revenues increased 22% in 1997 to $ 16.0 million from $ 13.1 million in 1996 as a result of growth in the insurance, telecommunications and health care industries. Marketing services revenues decreased 34% to $ 2.1 million in 1997 from $ 3.2 million in 1996 due to reduced revenues from financial service clients within this division. Management services revenues increased to $1.3 million in 1997 from $ .5 million in 1996 as a result of the Management Services division commencing operations in the latter half of the second quarter of 1996.

         Cost of Service. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 29% to $ 12.8 million for the three months ended June 30, 1997 from $ 9.9 million for the three months ended June 30, 1996. This increase is due to increased direct labor force costs to support the increased revenue volume and expanded quality control and assurance operations.

         Selling, General and Administration Expenses. Selling, general and administrative expenses increased 21% to $ 9.3 million for the three months ended June 30, 1997 from $ 7.6 million for the three months ended June 30, 1996 due to increased numbers of call centers and workstation capacity and additional sales and systems support implemented primarily in the latter half of 1996.

         Non-recurring Compensation Expense. In the second quarter of 1996 the Company recorded a non-recurring, non-cash compensation expense of $ 12.7 million in connection with its initial public offering resulting from granting and extension of stock options.

         Interest Expense (Income), net. Net interest income of $129,000 in the second quarter reflects the investment of funds obtained through the Company's initial public offering partially offset by interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion. Subsequent to the Company's initial public offering in June 1996, the Company repaid all indebtedness under its revolving line of credit and term loans with its bank and subordinated debt. In 1997 the Company intends to finance capital equipment purchases under its equipment line of credit. In the second quarter of 1997 the Company borrowed approximately $ 2.1 million under its equipment line.

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

Six Months Ended June 30, 1997 and 1996:

         Net Revenues. Net revenues increased 25% to $ 43.4 million for the six months ended June 30, 1997 from $ 34.6 million for the comparable 1996 period primarily due to growth in teleservice revenues. TeleService division revenues increased 30% to $ 36.4 million for the six months ended June 30, 1997 from $
27.9 million in the comparable 1996 period resulting from continued strong growth in both international and domestic markets. International TeleService revenues grew 121% to $ 6.4 million in 1997 from $ 2.9 million in 1996. Domestic TeleService revenues increased 20% to $ 29.9 million in 1997 from $ 25.0 million in 1996 as a result of growth in the insurance, telecommunications and health care industries. Marketing services revenues decreased 32% to $ 4.2 million in 1997 from $ 6.2 million in 1996 due to reduced revenues from financial service clients within the division. Management services revenues increased to $2.8 million in 1997 from $ .5 million in 1996 as a result of the Management Services division commencing operations in the latter half of the second quarter of 1996.

         Cost of Services. Cost of Services increased 30% to $ 24.2 million for the six months ended June 30, 1997 compared to $ 18.7 million for the six months ended June 30, 1996 primarily due to increased labor costs to support the increased revenue volume and increased emphasis on quality assurance and control. This was partially offset by lower telecommunications costs resulting from renegotiated telecommunications rates and additional lower cost telecommunication providers.

         Selling, General and Administration Expenses. Selling, general and administrative expenses increased 23% to $ 17.7 million for the six months ended June 30, 1997 from $ 14.4 million for the six months ended June 30, 1996 due to increased numbers of call centers and workstation capacity and additional sales and systems support implemented primarily in the latter half of 1996.

         Non-recurring Compensation Expense. In the second quarter of 1996 the Company recorded a non-recurring, non-cash compensation expense of $ 12.7 million in connection with its initial public offering resulting from granting and extension of stock options.

         Interest Expense (Income), net. Net interest income of $ 267,000 in the second quarter reflects the investment of funds obtained through the Company's initial public offering partially offset by interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion. Subsequent to the Company's initial public offering in June 1996, the Company repaid all indebtedness under its revolving line of credit and term loans with its bank and subordinated debt. In 1997 the Company intends to finance capital equipment purchases under its equipment line of credit. In the first half of 1997 the Company borrowed approximately $ 2.9 million under its equipment line.

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

Liquidity and Capital Resources

         Prior to the Company's initial public offering in June 1996, ICT's primary sources of liquidity had been cash flow from operations and borrowing on its bank revolving line of credit. Acquisitions and capital expenditures had been financed through bank term loans and capitalized lease obligations.

         Cash provided by operating activities was $ 1.6 million for the six months ended June 30, 1997 compared to $ 3.1 million used in operating activities for the same period in 1996. The $ 4.7 million increase resulted from increased earnings before depreciation and amortization and reduced working capital requirements.

         Cash provided by financing activities was $ 2.3 million for the six months ended June 30, 1997 compared to $ 26.2 million for the same period in 1996. In 1996, the Company raised $ 35.5 million in its initial public offering and repaid certain indebtedness. In 1997, the Company borrowed $ 2.9 million under an equipment line of credit to partially fund its capital expenditures.

         For the six months ended June 30, 1997, the Company's capital expenditures were $ 5.4 million reflecting an increase in the number of work stations to 2,246 at June 30, 1997 from 2,068 at December 31, 1996, upgraded telephony equipment and continued development and implementation of Informix and IMA/Edge Software.

         The Company's telemarketing activities will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit and through capitalized lease obligations with various equipment vendors and lending institutions. The lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases and its equipment line of credit at June 30, 1997 were $ 5.7 million. The Company maintains an equipment line of credit of $6.5 million with a bank which expires in October 1997. The Company is currently negotiating increases in its equipment line of credit and intends to finance capital purchases under this line during 1997.

         The Company maintains a revolving line of credit with a bank of $15.0 million. Borrowings on the line of credit are limited to 80% of eligible accounts receivable and bear interest at the bank's prime rate (8.50% at June 30, 1997). At June 30, 1997, there were no borrowings outstanding under the line of credit. The line of credit expires on October 31, 1997. The Company is currently negotiating increases in its domestic financing arrangements, as well as seeking similar arrangements for its international operations.

         The Company believes that the funds generated from operations, together with the net proceeds to the Company from the offering and available credit under its revolving line of credit and equipment line, will be sufficient to finance its current operations and planned capital expenditures at least through 1998.

FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to trends in the telemarketing industry and the overall domestic economy, the Company's business strategy including the markets in which it operates, the services it provides and the customers it targets, the benefits of certain technologies the Company's has acquired, variations in operating results and liquidity, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward- looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's 1997 Annual Meeting of Shareholders was held on May 20, 1997. At the meeting, the following items were submitted to a vote of shareholders.

         (A) The following nominees were elected to serve on the Board of
             Directors:

             Name of Nominee           Votes Cast For             Votes Withheld
             ---------------           --------------             --------------
             John J. Brennan             10,693,806                   22,140
             John A. Stoops              10,693,906                   22,040

             Bernard Somers and Donald P. Brennan are directors continuing in office with terms expiring in 1998 and 1999, respectively.

         (B) The appointment of Arthur Andersen LLP as independent public accountants of the Company for 1997 was ratified with 10,699,481 votes for, 10,705 votes against, and 5,760 abstentions.

Item 6. Exhibits and Reports on Form 8-K

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K: None.

         (b) The registrant was not required to file any reports on Form 8-K for the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                     ICT GROUP, INC.


Date: August 14 , 1997                               By: /s/ John J. Brennan
                                                        ------------------------
                                                     John J. Brennan
                                                     Chairman, President and
                                                     Chief Executive Officer


Date: August 14, 1997                                By: /s/ Carl E. Smith
                                                        ------------------------
                                                     Carl E. Smith
                                                     Senior Vice President,
                                                     Finance and Administration,
                                                     Chief Financial Officer