Form 10-Q
period 1997-09-30
ICT GROUP INC
filed 1997-11-12
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1997 or

         [  ]     Transition report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 For the transition period from ___________________ to ___________________.

         Commission File Number:      0-20807
                                      -------

                                 ICT GROUP, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Pennsylvania                               23-2458937
         --------------------------------              -------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                  Identification No.)

          800 Town Center Drive, Langhorne PA                   19047
        ----------------------------------------       -------------------------
        (Address of principal executive offices)             (Zip Code)

                                  215-757-0200
               ---------------------------------------------------
               Registrant's telephone number, including area code.


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

         Common Shares, $0.01 par value, 11,542,300 shares outstanding as of November 5, 1997.

                                 ICT GROUP, INC.

                                      INDEX


PART 1 FINANCIAL INFORMATION                                              PAGE

         Item 1     CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                    Consolidated Balance Sheets -
                      September 30, 1997 and December 31, 1996              3

                    Consolidated Statements of Operations -
                      Three and nine months ended
                      September 30, 1997 and 1996                           5

                    Consolidated Statements of Cash Flows -
                      Nine months ended September 30, 1997
                      and 1996                                              6

                    Notes to Consolidated Financial Statements              7


         Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS         8


PART II             OTHER INFORMATION


         Item 6     EXHIBITS AND REPORTS ON FORM 8-K                        14


SIGNATURES                                                                  15

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                    September 30,     December 31,
                                                                        1997              1996
                                                                    --------------    --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $16,787           $18,298
  Accounts receivable, net                                                 15,557            13,539
  Grant receivable                                                            612               535
  Prepaid expenses and other                                                1,624               433
                                                                    --------------    --------------

                Total current assets                                       34,580            32,805
                                                                    --------------    --------------

PROPERTY AND EQUIPMENT, net
  Communications and computer equipment                                    24,195            16,753
  Furniture and fixtures                                                    4,319             2,936
  Leasehold improvements                                                    1,739             1,581
                                                                    --------------    --------------
                                                                           30,253            21,270
Less:  Accumulated depreciation and amortization                          (12,440)           (9,638)
                                                                    --------------    --------------
  Net property and equipment                                               17,813            11,632
                                                                    --------------    --------------

DEFERRED INCOME TAXES                                                       3,251             3,251
                                                                    --------------    --------------

OTHER ASSETS                                                                1,398             1,424
                                                                    --------------    --------------

                                                                          $57,042           $49,112
                                                                    ==============    ==============



        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                    September 30,     December 31,
                                                                        1997              1996
                                                                    --------------    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                        $1,386              $284
  Current portion of capitalized lease obligations                            552               725
  Accounts payable                                                          3,916             2,807
  Accrued expenses                                                          2,607             1,923
                                                                    --------------    --------------

                Total current liabilities                                   8,461             5,739
                                                                    --------------    --------------


LONG-TERM DEBT                                                              5,102             1,057
                                                                    --------------    --------------
CAPITALIZED LEASE OBLIGATIONS                                                 888             1,296
                                                                    --------------    --------------


SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                               --                --
  Common Stock, $0.01 par value, 40,000 shares authorized,
     11,542 and 11,538 shares issued and outstanding                          115               115
  Additional paid-in capital                                               49,343            49,339
  Deferred compensation                                                      (121)             (161)
  Accumulated deficit                                                      (6,540)           (8,290)
  Cumulative translation adjustment                                          (206)               17
                                                                    --------------    --------------

                Total shareholders' equity                                 42,591            41,020
                                                                    --------------    --------------

                                                                          $57,042           $49,112
                                                                    ==============    ==============


        The accompanying notes are an integral part of these statements.


                                        4

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                      Three Months Ended                     Nine Months Ended
                                                        September 30,                          September 30,
                                             -------------------------------------    --------------------------------
                                                     1997               1996              1997              1996
                                             ---------------------  --------------    --------------    --------------
NET REVENUES                                              $21,715         $17,306           $65,072           $51,887

OPERATING EXPENSES:
  Cost of services                                         11,690           9,253            35,861            27,906
  Selling, general and administrative                       8,986           7,621            26,682            22,047
  Non-recurring compensation expense                           --              --                --            12,689
                                             ---------------------  --------------    --------------    --------------
                                                           20,676          16,874            62,543            62,642
                                             ---------------------  --------------    --------------    --------------

                Operating income (loss)                     1,039             432             2,529           (10,755)

INTEREST EXPENSE (INCOME), NET                                (77)           (178)             (344)              302
                                             ---------------------  --------------    --------------    --------------

                Income (loss) before taxes                  1,116             610             2,873           (11,057)

INCOME TAX EXPENSE (BENEFIT)                                  435             238             1,123            (3,208)
                                             ---------------------  --------------    --------------    --------------
NET INCOME (LOSS)                                            $681            $372            $1,750           ($7,849)
                                             =====================  ==============    ==============    ==============

Net income per share                                        $0.06           $0.03             $0.14
                                             =====================  ==============    ==============

Shares used in computing net income
   per share                                               12,124          12,157            12,124
                                             =====================  ==============    ==============

PRO FORMA DATA:
Historical loss before taxes                                                                                 ($11,057)
Pro forma income tax benefit                                                                                   (3,977)
                                                                                                        --------------
Pro forma net loss                                                                                            ($7,080)
                                                                                                        ==============

Pro forma net loss per share                                                                                   ($0.71)
                                                                                                        ==============

Shares used in computing pro forma
   net loss per share                                                                                           9,972
                                                                                                        ==============


        The accompanying notes are an integral part of these statements.



                                        5

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                    --------------------------------
                                                                        1997              1996
                                                                    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $1,750           ($7,849)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Minority interest in subsidiary earnings                                 --                37
      Depreciation and amortization                                         2,842             1,815
      Deferred income tax benefit                                              --            (3,680)
      Non-recurring compensation charge                                        --            12,689
      (Increase) decrease in:
        Accounts receivable                                                (2,018)           (4,006)
        Prepaid expenses and other                                         (1,191)             (403)
        Receivable from related party                                          --               133
        Grant receivable                                                      (77)              164
        Other assets                                                           26              (557)
    Increase (decrease) in:
        Accounts payable                                                    1,109             1,295
        Accrued expenses                                                      684               103
        Deferred revenue                                                       --              (421)
                                                                    --------------    --------------
                Net cash provided by (used in) operating activities         3,125              (680)
                                                                    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                      (8,983)           (4,446)
  Purchase of minority interest in subsidiary                                  --              (129)
                                                                    --------------    --------------
                Net cash used in investing activities                      (8,983)           (4,575)
                                                                    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on lines of credit                                              --            (6,201)
  Proceeds from long-term debt                                              5,515             2,169
  Payments on long-term debt                                                 (368)           (3,007)
  Payments on capitalized lease obligations                                  (581)             (680)
  Payments on subordinated notes                                               --              (300)
  Payment of Subchapter S distribution                                         --            (2,718)
  Proceeds from initial public offering, net of offering costs                 --            34,612
  Proceeds from exercise of stock options                                       4                36
                                                                    --------------    --------------
                Net cash provided by financing activities                   4,570            23,911

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH                               (223)               11
                                                                    --------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (1,511)           18,667
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             18,298               447
                                                                    --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $16,787           $19,114
                                                                    ==============    ==============

        The accompanying notes are an integral part of these statements.



                                        6

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 1996.

Note 2:  PRO FORMA INFORMATION

Pro Forma Income Data

         Shortly before the effective date of the Company's initial public offering in June 1996, the Company terminated its status as an S Corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statements of operations for the nine months ended September 30, 1996 include a pro forma adjustment for income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the period. For the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997, the Company was fully subject to federal and state income taxes.

Note 3:  EARNINGS PER SHARE

Pro Forma Net Income Per Share

         Pro forma net income per share for the nine months ended September 30, 1996 was calculated by dividing pro forma net income by the weighted average number of shares of Common Stock outstanding for the respective periods, adjusted for the dilutive effect of Common Stock equivalents, if applicable, which consist of stock options, using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, Common Stock equivalents issued by the Company during the twelve months immediately preceding the Offering have been included in the calculation of the shares used in computing pro forma net income per share as if they were outstanding for all periods presented.

New Accounting Pronouncement

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. Early application is prohibited, although footnote disclosure of pro forma EPS amounts is required. For the three and nine months ended September 30, 1997 and 1996 the Company believes the effect of the application of SFAS No. 128 would be immaterial.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997




GENERAL


         ICT Group, Inc. ("ICT" or "the Company") is an independent multinational provider of call center teleservices, which consists of outbound and inbound telemarketing and customer support services, together with related value-added services such as marketing, research, management and consulting services. The Company's call center management experience, technological leadership and expertise in target industries enable it to provide clients with high quality, cost-effective call center services. In addition to supporting customers' teleservice programs from its own call centers, the Company is pursuing additional opportunities to manage clients' call centers on a contract basis.

         The Company has broadened its market position from its original outbound consumer telemarketing orientation to its present range of call center services through both internal growth and a series of strategic acquisitions. ICT has expanded beyond its traditional markets of insurance, financial services, publishing and telecommunications to include the pharmaceutical, health care services, energy services and computer software and hardware industries, which are emerging as areas of rapid growth in the use and outsourcing of call center teleservices. The Company intends to pursue continued expansion through a combination of internal growth, strategic alliances, and acquisitions of domestic and international businesses that provide teleservices that are complementary to ICT's core telemarketing expertise.

         With the increasing use of teleservices by businesses and the trend toward outsourcing call center activities, ICT believes significant opportunities exist to expand its business. The Company's growth strategy includes the following key elements:


         o      Pursue Outsourced Call Center Management Opportunities
         o      Increase International Presence
         o      Develop Strategic Alliances and Acquisitions
         o      Expand Value-Added Marketing Services
         o      Maintain Industry Specialization
         o      Maintain Technology Leadership
         o      Continue Commitment to Quality Service

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996:
-----------------------------------------------

         Net Revenues. Net revenues increased 26% to $21.7 million for the three months ended September 30, 1997 from $17.3 million for the third quarter of 1996 primarily due to growth in TeleServices revenues. TeleService division revenues increased 30% to $18.0 million for the three months ended September 30, 1997 from $13.9 million in the third quarter of 1996 resulting from continued strong growth in both international and domestic markets. International TeleService revenues grew 56% to $3.2 million in 1997 from $2.1 million in 1996. Domestic TeleService revenues grew 25% to $14.8 million in 1997 from $11.8 million in 1996 as a result of growth in the insurance, financial services and health care industries. Marketing services revenues increased 38% to $2.5 million in 1997 from $1.8 million in 1996 due to strong growth in market research revenues. Management services revenues decreased 24% to $1.2 million in 1997 from $1.6 million in 1996 due to the conclusion of a service contract in the second quarter of 1997.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 26% to $11.7 million for the three months ended September 30, 1997 from $9.3 million in the third quarter of 1996. This increase is primarily the result of increased direct labor force and telecommunication costs required to support the increased revenue volume.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 18% to $9.0 million for the three months ended September 30, 1997 from $7.6 million for the third quarter of 1996 due to increased numbers of call centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses declined to 41% in the third quarter of 1997 from 44% in the same quarter of 1996 as the Company has better managed the timing of opening additional call centers and adding workstation capacity; consolidated certain call centers into larger centers, spread fixed costs of operations over larger centers and generally managed fixed expenses to support a larger revenue base.

         Interest Expense (Income), net. Net interest income of $77,000 and $178,000 in the third quarter of 1997 and 1996, respectively, reflects the investment of funds obtained through the Company's initial public offering partially offset by interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion. The decrease in net interest income is the result of increased average outstanding balances on the equipment line of credit and decreased average invested funds in 1997 as compared to 1996. In 1997, the Company intends to finance capital equipment purchases under its equipment line of credit. In the third quarter of 1997, the Company borrowed approximately $2.6 million under its equipment line.

         Provision for Income Taxes. Provision for income taxes increased $197,000 to $435,000 for the third quarter of 1997 from $238,000 in the third quarter of 1996. For the third quarter of 1997 and 1996, the provision for income taxes was approximately 39% of income before taxes.

Nine Months Ended September 30, 1997 and 1996
---------------------------------------------

         Net Revenues. Net revenues increased 25% to $65.1 million for the nine months ended September 30, 1997 from $51.9 million for the comparable 1996 period primarily due to growth in TeleServices revenues. TeleService division revenues increased 30% to $54.4 million for the nine months ended September 30, 1997 from $41.8 million in the comparable 1996 period resulting from continued strong growth in both international and domestic markets. International TeleService revenues grew 94% to $9.6 million in 1997 from $5.0 million in 1996. Domestic TeleService revenues grew 21% to $44.7 million in 1997 from $36.8 million in 1996 as a result of growth in the insurance telecommunications and health care industries. Marketing services revenues decreased 16% to 6.7 million in 1997 from $8.0 million in 1996 due to reduced revenues from financial service clients within this division. Management services revenues increased 90% to $4.1 million in 1997 from $2.1 million in 1996 as a result of the Management Services division commencing operations in the latter half of the second quarter of 1996.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 29% to $35.9 million for the nine months ended September 30, 1997 from $27.9 million in the comparable 1996 period. This increase is due to increased direct labor force and telecommunications costs to support the increased revenue volume.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 21% to $26.7 million for the nine months ended September 30, 1997 from $22.0 million for the comparable 1996 period due to increased numbers of call centers and workstation capacity and additional sales and systems support implemented primarily in the latter half of 1996. As a percentage of revenues, selling, general and administrative expenses declined to 41% in 1997 from 42% in 1996 as the Company has better managed the timing of opening additional call centers and adding workstation capacity; consolidated certain call centers into larger centers, spread fixed costs of operations over the larger centers and generally managed fixed expenses to support a larger revenue base.

         Non-recurring Compensation Expense. In the second quarter of 1996, the Company recorded a non-recurring, non-cash compensation expense of $12.7 million in connection with its initial public offering resulting from granting and extension of stock options.

         Interest Expense (Income), net. Net interest income of $344,000 for the nine months ended September 30, 1997 reflects the investment of funds obtained through the Company's initial public offering partially offset by interest expense related to capital leases and borrowings against the Company's equipment line of credit. Subsequent to the Company's initial public offering in June 1996, the Company repaid all indebtedness under its revolving line of credit and term loans with its bank and subordinated debt. In 1997, the Company intends to finance capital equipment purchases under its equipment line of credit. For the nine months ended September 30, 1997, borrowings under the equipment line of credit were approximately $5.5 million.

         Pro Forma Provision For Income Taxes. Prior to the effective date of the Company's initial public offering, the Company was subject to taxation under Subchapter S of the Internal Revenue Code. As a result, the net income of the Company, for federal and state tax purposes, had been reported by and taxed directly to the Company's shareholders. Subsequent to its initial public offering, the Company has been fully subject to federal and state income taxes. For the nine months ended September 30, 1997, provision for income taxes was $1.1 million or approximately 39% of income before taxes.

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

         In the first quarter, business generally slows as a result of reduced telemarketing activities and client transitions to new marketing programs during the first quarter of the calendar year. In addition, the Company typically expands its operations in the first quarter to support anticipated business growth beginning in the second quarter. As a result, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenues which results in decreased profitability for the first quarter versus the previous fourth quarter. Also, demand for the Company's services typically slows or decreases in the third quarter as the volume of telemarketing projects decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter in anticipation of higher demand for its services during the fourth quarter.

Liquidity and Capital Resources

         Prior to the Company's initial public offering in June 1996, ICT's primary sources of liquidity had been cash flow from operations and borrowing on its bank revolving line of credit. Acquisitions and capital expenditures had been financed through bank term loans and capitalized lease obligations.

         Cash provided by operating activities increased to $3.1 million for the nine months ended September 30, 1997 from approximately $680,000 of cash used in operating activities for the nine months ended September 30, 1996. The approximate $3.8 million increase resulted from increased earnings before noncash charges and reduced working capital requirements.

         Cash used in investing activities increased to $9.0 million for the nine months ended September 30, 1997 from $4.6 million for the comparable 1996 period. The increase of $4.4 million is primarily attributable to an increase in the number of workstations to 2,358 at September 30, 1997 from 2,068 at December 31, 1997, upgraded telephony equipment and continued development and implementation of Informix and IMA/Edge Software.

         Cash provided by financing activities decreased to $4.6 million for the nine months ended September 30, 1997 from $23.9 million for the comparable 1996 period. In 1997, the Company borrowed $5.5 million from its equipment line of credit to partially fund its capital expenditures. In 1996, the Company raised $34.6 million in net proceeds from its initial public offering and repaid certain indebtedness.

         The Company's telemarketing activities will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit and through capitalized lease obligations with various equipment vendors and lending institutions. The lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at September 30, 1997 were $1.4 million. The Company maintains an equipment line of credit of $6.5 million that is scheduled to expire in January 1998. At September 30, 1997, outstanding obligations under the equipment line of credit were $6.5 million. The Company is currently negotiating increases in its equipment line of credit.

         The Company maintains a revolving line of credit with a bank of $15.0 million. Borrowings on the line of credit are limited to 80% of eligible accounts receivable and bear interest at the bank's prime rate (8.50% at September 30, 1997). At September 30, 1997, there were no borrowings outstanding under the line of credit. The line of credit is scheduled to expire in January 1998. The Company is currently negotiating increases in its domestic financing arrangements, as well as seeking similar arrangements for its international operations.

         The Company believes that cash flows generated from operations, together with the remaining net proceeds from the June 1996 initial public offering and funds available under its revolving line of credit will be sufficient to finance its current operations and planned capital expenditures at least through 1998.

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

         The most important factors that could prevent the Company from achieving its goals--and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the following: (i) The competitive nature of the telemarketing industry and the ability of the Company to continue to distinguish its services from other telemarketing companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) Economic conditions which could alter the desire of businesses to outsource certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iii) The ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy;
(iv) Risks associated with investments and operations in foreign countries including, but not limited to, those related to local economic conditions, exchange rate fluctuations, local regulatory requirements, political factors, generally higher telecommunication costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (v) Technology risks including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive; (vi) The ability of the Company to successfully identify, complete and integrate strategic acquisitions that expand or complement its business; and (vii) The results of operations which depend on numerous factors including, but not limited to, the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the telemarketing industry and the overall economy.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K: None

         (b) The registrant was not required to file any reports on Form 8-K for the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                ICT GROUP, INC.



Date:    November 12, 1997                      By: /s/ John J. Brennan
                                                    -------------------
                                                    John J. Brennan
                                                    Chairman, President and
                                                    Chief Executive Officer

Date:    November 12, 1997                      By: /s/ Carl E. Smith
                                                    -----------------
                                                    Carl E. Smith
                                                    Senior Vice President,
                                                    Finance and Administration
                                                    Chief Financial Officer