Form 10-K
period 1997-12-31
ICT GROUP INC
filed 1998-03-30
CIK 1013149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
                                             -----------------
                                       or
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

           For the transition period from ____________ to ___________

                         Commission File Number 0-20807

                                 ICT GROUP, INC.
             (Exact name of registrant as specified in its charter.)

             Pennsylvania                                       23-2458937
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

         800 Town Center Drive
        Langhorne, Pennsylvania
(Address of principal executive offices)

        Registrant's telephone number, including area code: 215-757-0200

      Title of each class:           Name of each exchange on which registered:
             None                                      None
--------------------------------     ------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01
                      -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days: YES X   NO
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $24,384,125. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on March 20, 1998. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant's Common Stock outstanding as of March 20, 1998 was 11,542,300.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                 ICT GROUP, INC.

                             FORM 10-K ANNUAL REPORT
                     For Fiscal Year Ended December 31, 1997

                                TABLE OF CONTENTS

PART I                                                                                              Page
                                                                                                    ----
Item 1.     Business..................................................................................1

Item 2.     Properties................................................................................9

Item 3.     Legal proceedings.........................................................................9

Item 4.     Submission of Matters to a Vote of Security Holders......................................10


PART II

Item 5.     Market for registrant's common equity and related stockholder matters....................11

Item 6.     Selected financial data..................................................................12

Item 7.     Management's discussion and analysis of financial condition and results of operations....13

Item 7A.    Qualitative and quantitative disclosure about market risk................................16

Item 8.     Financial statements and supplementary data..............................................16

Item 9.     Changes in and disagreements with accountants on accounting and financial disclosure.....16


PART III

Item 10.    Directors and executive officers of the registrant.......................................17

Item 11.    Executive compensation...................................................................17

Item 12.    Security ownership of certain beneficial owners and management...........................17

Item 13.    Certain relationships and related transactions...........................................17


PART IV

Item 14.    Exhibits, financial statement schedules, and reports on form 8-K.........................17

                                      - i -

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to outsourcing trends as well as other trends in the telemarketing industry and the overall domestic economy, the Company's business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company's plans regarding international expansion, the implementation of quality standards, the seasonality of the Company's business, variations in operating results and liquidity, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects,""anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

The most important factors that could prevent the Company from achieving its goals--and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the following: (i) The competitive nature of the telemarketing industry and the ability of the Company to continue to distinguish its services from other telemarketing companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) Economic conditions which could alter the desire of businesses to out source certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iii) The ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy; (iv) Risks associated with investments and operations in foreign countries including, but not limited to, those related to local economic conditions, exchange rate fluctuations, local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (v) Technology risks including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive; (vi) The ability of the Company to successfully identify, complete and integrate strategic acquisitions that expand or complement its business; and (vii) The results of operations which depend on numerous factors including, but not limited to, the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the telemarketing industry and the overall economy.


                                     PART I

ITEM 1.  BUSINESS

         ICT Group, Inc. (the "Company" or "ICT") is an independent provider of call center teleservices, which consist of outbound and inbound telemarketing and customer support services, together with related value-added services such as marketing, research, management and consulting services, to businesses domestically and internationally. The Company's call center management experience, technological leadership and expertise in target industries enable it to provide its clients with high quality, cost-effective call center services. In addition to supporting customers' teleservices programs from its own call centers, the Company believes there is a trend by businesses to outsource many of their internal telephone sales, customer service and product support functions, and is pursuing additional opportunities to manage clients' call centers on a contract basis. The Company believes it was among the first U.S. teleservices firms to establish international call centers with multilingual capabilities, which it intends to further expand to meet the global needs of multinational clients.

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

         Industries that have traditionally used teleservices for targeted marketing include insurance, financial services, publishing and telecommunications. As technology continues to improve the capabilities and productivity of call center representatives, companies in these industries are increasing their use of call centers and expanding the breadth of the applications they employ. For example, in the financial services industry, where telemarketing historically was used primarily for customer acquisition in the credit card business, call center services are now being employed to market a wide range of products and services, including consumer and business loans and mutual funds. In addition, businesses in industries that have not customarily utilized call center services are becoming significant users, as illustrated by the increasing use of call centers by pharmaceutical and health care services companies to perform direct marketing and database management functions; by information services companies for marketing and customer support activities and by energy services organizations which, as a result of deregulation, are reviewing customer retention and product marketing activities. Moreover, multinational companies in a variety of industries, including computer hardware and software, insurance and financial services have begun to utilize call center services on a global basis.

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

The ICT Approach

         ICT believes that it has distinguished itself in the call center teleservices industry by focusing on target industries and by providing its domestic and international customers with comprehensive support. With extensive experience in telemarketing, as well as other fields such as marketing, research and consulting, the Company's management team has emphasized call center management experience, economies of scale, technological leadership and expertise in target industries as a means of establishing ICT as a consistent provider of cost-effective call center teleservices. By focusing on a limited number of target industries, the Company has developed significant expertise marketing products and services for customers in those target industries. ICT believes this approach positions it to secure call center management relationships with businesses seeking to out source the management of existing or new call center operations. In addition, the Company continues to introduce value-added services, such as industry-focused marketing, research and consulting services, and to increase its international presence in order to provide multilingual teleservices domestically and internationally.

Strategy

         With the increasing use of teleservices by businesses and the trend toward outsourcing call center activities, ICT believes significant opportunities exist to expand its business. The Company's growth strategy, includes the following key elements:

         o Pursue Outsourced Call Center Management Opportunities. ICT believes the current trend toward outsourcing call center activities will continue, and it intends to pursue additional opportunities to manage new or existing call center operations on an outsourced basis, either independently or through joint bids with strategic partners, such as staffing agencies and systems integration firms. ICT Management Services accounted for approximately $5.9 million, or 6%, of consolidated revenues in 1997.

         o Increase International Presence. The Company plans to broaden its geographic reach and further develop its expertise in telemarketing in international markets by focusing on businesses with multinational operations. ICT currently provides multilingual telemarketing services in the United States, Europe, Latin America and Canada. ICT intends to expand its operations in these areas and to explore additional international operations in areas such as the Pacific Rim. The Company's international business operations represented approximately $12.9 million, or 14%, of consolidated revenues including revenues from telemarketing in the U.S. Hispanic market.

         o Develop Strategic Alliances and Acquisitions. ICT intends to continue pursuing strategic alliances with, and acquisitions of, domestic and international businesses that provide complementary call center teleservices. The Company initiated its international expansion in 1994 through the acquisition of the business of Spantel, which provides services to Spanish-speaking markets in the United States and Latin America, and the establishment of Eurotel to provide multilingual teleservices to pan-European markets. In May 1995, the Company acquired the business composing its ICT Financial Marketing Services division, which provides telebanking services.


         o Expand Value-Added Marketing Services. The Company will continue to complement its core telemarketing expertise with additional value-added services, such as marketing, research and consulting services, with the goal of providing comprehensive teleservices to businesses in its targeted industries. For example, through its ICT Financial Marketing Services division, ICT offers telebanking services to its financial services clients, allowing them to establish additional branch operations with minimal infrastructure investment.


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

         o Maintain Technology Leadership. The Company intends to continue making substantial investments in technology to maintain its technological leadership within the teleservices industry. ICT has been an industry leader in the implementation of innovative teleservices technologies to lower its effective cost per call and to improve its sales and customer service. The Company has made significant investments in information and communications technologies and believes it was among the first to offer fully automated teleservices and to implement predictive dialing equipment that it believes is now recognized industry-wide to be essential in handling consumer outbound telemarketing.

         o Continued Commitment to Quality Service. ICT has consistently emphasized quality service and extensive employee training by investing in quality assurance personnel and procedures. The Company's intends to continue its commitment to providing quality service, as illustrated by its strategy to achieve ISO 9002 certification, a quality standard that the Company plans to implement both domestically and internationally.

ICT's Services

         ICT delivers its telemarketing, marketing and research, and call center management consulting services through four business divisions which are supported by the Company-wide marketing, sales and corporate units. ICT's domestic sales force is organized into a series of industry sectors focused on selling the full range of the Company's services to clients in their respective target industries. ICT believes this organizational structure allows the Company to provide comprehensive solutions to its clients' teleservices needs, since it enables ICT's sales and customer service personnel to develop in-depth knowledge of the needs of businesses in their designated industries.

         ICT's suite of services presently includes traditional telemarketing services, consisting of consumer outbound telemarketing, consumer inbound telemarketing and business-to-business telemarketing, as well as value-added services, consisting of marketing, research and consulting services. In addition, ICT pursues opportunities to manage third parties' call center activities on an outsourced basis, and offers domestic and international multilingual telemarketing services that provide sales and service support to non-English speaking markets in the United States, Europe, Latin America and Canada.

         Domestic TeleServices

         Traditional domestic telemarketing services are offered through the Company's TeleServices division, which is comprised of the TeleDirect and TeleSolutions business units.

         ICT TeleDirect. ICT TeleDirect provides inbound and outbound direct sales telemarketing services to the insurance and financial products and services, credit card and endorsed products sectors.

         ICT TeleSolutions. ICT TeleSolutions provides teleservices support activities primarily for the telecommunications, information services, energy services, publishing and consumer goods industries.

         International TeleServices

         The Company offers domestic and international multilingual telemarketing services through ICT TeleServices International, which currently consists of Eurotel, Spantel and ICT Canada. These business units are designed to offer outbound and inbound services, customer care management services, marketing, research and other value-added services to clients. The growth of multinational corporations and the increase in non-English speaking residents in the United States has increased the demand for the multilingual capabilities that ICT provides. The division currently consists of the following units:

         ICT Eurotel. Eurotel provides pan-European, multilingual telephone marketing and information services to Europe from its call center in Dublin, Ireland. In August 1997, ICT opened a call center in London, U.K., providing services to the U.K. marketplace.

         ICT Spantel. Spantel provides tri-lingual English, Spanish and Portugese telemarketing services from its Miami, Florida call center to the rapidly growing marketplace of Spanish-speaking American and Latin American consumers and businesses.

         ICT Canada. The Company opened its first Canadian call center in January 1996 with service representatives who are fluent in French and English. As of December 31, 1997, ICT Canada has call centers located in Saint John and Moncton, New Brunswick, Canada.

         Value-Added Marketing, Research and Consulting Services

         ICT provides businesses in its target industries with marketing, research and consulting services thus leveraging its traditional telemarketing services and enabling it to offer comprehensive solutions for its clients' teleservices needs. These services presently consist of the following:

         ICT Marketing Services. As part of its growth strategy, ICT provides value-added marketing and consulting services to businesses in its target industries through the following divisions: ICT Financial Marketing Services, ICT Medical Marketing Services and ICT Reasearch Services.

         ICT Financial Marketing Services. This division's management team consists of professionals who have client-side banking experience in branch management and operations, marketing, advertising, research, electronic funds transfer, home and branchless banking, customer service and systems support. As of December 31, 1997, ICT Financial Marketing Services operated a dedicated inbound/outbound call center in Amherst, New York.

         ICT Research Services. The Company provides businesses in its target markets with value added market research survey design, data collection and consulting services. ICT's Research Services division makes extensive use of advanced technology, including integrated predictive dialing and Computer Assisted Telephone Interviewing ("CATI"), to obtain market and customer data cost effectively. As of December 31, 1997, ICT Research Services operated two call centers.

         ICT Medical Marketing Services. Through this business unit, ICT provides service for the increasingly complex needs of healthcare and pharmaceutical clients. ICT's dedicated call center is equipped with advanced computer and telecommunications software and hardware to service both outbound and inbound client applications. Work stations are staffed by dedicated medical professionals to meet the sophisticated product and customer profiles of specific clients. As of December 31, 1997, ICT Medical Marketing Services operated a dedicated call center in Langhorne, Pennsylvania to support these industries.

         ICT Management Services

         ICT Management Services division was established in mid-1996 to pursue outsourcing opportunities that exist for customer care management. This division offers services such as site and system equipment selection, facility launch, program planning and implementation, staffing, technical support and ongoing customer care management. Depending on client needs, ICT will assume sole or shared responsibilities for the management of a call center's operations. Through ICT Management Services, ICT can either assume the management and operations of an in-house call center facility or move in-house operations to new or existing ICT facilities. ICT has bid on opportunities to manage new and existing customer care operations on an outsourced basis, both independently as well as jointly with staffing agencies, which have relationships with large national corporations, and systems integration firms. ICT has also established strategic alliances with Alltel, Systems and Computer Technology Corporation, Aspect Telecommunications and Information Management Associates, Inc.
("IMA") to expand opportunities for customer care service.

Call Center Facilities

         The following table lists the Company's call center facilities as of December 31, 1997:

--------------------------------------------------------------------------------
                                   Locations
--------------------------------------------------------------------------------

Chesapeake, VA(2); Martinsburg, WV; Norfolk, VA; Louisville, KY(2); Milford, OH; Sharonville, OH; Virginia Beach, VA; Cherry Hill, NJ; Fort Lauderdale, FL; Trevose, PA; Lancaster, OH; Newark, DE; Parkersburg, WV; Oxford, ME; Halifax, Canada; Eddystone, PA; Allentown, PA; Saint John, New Brunswick, Canada; Moncton, New Brunswick, Canada; Dublin, Ireland; London, U.K.; Miami, FL; Bethlehem, PA; Langhorne, PA(3); Amherst, NY and Tampa, FL.
--------------------------------------------------------------------------------


Target Industries

         ICT's domestic sales force is assigned to specific industry sectors, which enables its sales personnel to develop in-depth industry and product knowledge. They are supported by sales specialists resident within ICT's business units. Several of the industries that ICT serves are undergoing deregulation and consolidation, which provides the Company with additional opportunities as businesses search for low cost solutions for their marketing, sales and customer support needs. In 1997, business within the insurance and financial services industries accounted for 66% of the Company's revenues. The industries targeted by the Company and the principal services provided are described below.

         Insurance

         ICT works with large consumer insurance companies and their agents, marketing and providing customer support services for products such as life, accident, health and property, and casualty insurance. The Company's insurance group operates numerous dedicated call centers and in 1997, the Company sold approximately 2.1 million insurance policies on behalf of its clients. ICT employs approximately 350 agents collectively holding over 6,100 state or Canadian provincial insurance licenses. The Company has a full-service agent licensing and a continuing education department, which enables its agents to obtain licenses in 47 states and eight Canadian provinces and to maintain their compliance with insurance regulations. Clients include MMIG, JCPenney Life Insurance Company, Providian, American Security Group and Signature Group.

         Financial Services

         ICT provides banks and other financial services clients with a wide range of services, including card-holder acquisition, active account generation, account balance transfer, account retention and customer service. ICT has dedicated and shared call centers to service these activities. With the acquisition in 1995 of its Financial Marketing Services operations, ICT began offering additional banking services, such as marketing and servicing home equity loans, lines of credit, loan-by-phone, checking and deposit account acquisition, mortgage loans and other traditional banking products. ICT Financial Marketing Services provides consulting and telebanking services to financial services clients from its dedicated inbound/outbound call center in Amherst, New York. Among ICT's financial services clients are Citibank, Key Corp, Fleet, CoreStates Bank, First USA, NationsBank, PNC, MBNA, Metris and Credentials.

         Publishing

         ICT provides services such as subscription sales, subscription renewals, book club membership sales and customer service to clients in the publishing industry. ICT's program management professionals with publishing experience also develop custom programs for assisting clients in their marketing and sales efforts. The publishing division clients are supported in ICT's TeleSolutions call centers. ICT's publishing clients include TV Guide, McGraw Hill, Publishers Clearinghouse, R.R. Donnelley and Cahners.

         Telecommunications

         ICT provides telemarketing programs for major telecommunications companies for long distance, cellular and cable products and services, as well as regional telecommunications companies marketing advanced telephone features. Through its various divisions, the Company is able to offer a range of services including customer service, sales and survey campaigns. Within the telecommunications industry, ICT presently provides services to Sprint, Bell Atlantic, Omnipoint, and L.A. Cellular.

         Consumer Products and Services

         ICT services its catalog and other consumer products and services clients through new customer acquisition, customer service and order entry applications, supporting inbound calls 24 hours per day and 365 days per year. ICT has established advanced call center capabilities to capture customers' orders and to make sales to these customers. During critical buying seasons, ICT provides clients with added capacity and a scalable work force on a variable cost basis. The consumer products and services clients are supported in ICT's TeleSolution's call centers. Clients in this category include the McKesson Corp, Lenox, Blair Corporation and the United States Army.

         Pharmaceuticals and Health Care Services

         Leveraging ICT's insurance market position into the managed care industry, the Company, through its ICT Medical Marketing Services unit, serves pharmaceutical manufacturers, medical advertising agencies, hospitals and other health care related suppliers, using telemarketing services for the sale and marketing of products to both health care professionals (hospitals, physicians, pharmacists and nurses) and health care consumers (patients and prospective patients). The applications consist of business-to-business, business-to-professional and business-to-consumer, utilizing inbound and outbound services to sell products, to conduct market research, develop marketing databases and provide customer service. Clients in this category include SmithKline Beecham, Teva Marion, Statlander, Aetna/U.S. Healthcare and Glaxo Wellcome.

         Computer Software and Hardware

         ICT provides sophisticated marketing resources for both outbound and inbound applications on behalf of clients in the computer software and hardware industries. Outbound applications include new customer acquisition, customer retention and lead generation. Inbound applications include customer service, first-level customer technical support and the sale of personal computer-related products. ICT's clients frequently integrate outbound and inbound call campaigns, seeking to achieve favorable compounding results. Computer industry clients include Sony Computer Entertainment, Elron, Intel and Digital.

Technology

         ICT invests heavily in system and software technologies designed to improve call center production thereby lowering the effective cost per call made or received, and to improve sales and customer service effectiveness by providing its sales and service representatives with real-time access to customer and product information. Since January 1993, the Company has invested over $22.0 million in information and communications systems and software enabling it to be an industry leader in state of the art call center technology. ICT believes it was the first fully automated teleservices company and the first to implement predictive dialing equipment, which the Company believes is now deemed essential by the teleservices industry in handling consumer outbound telemarketing. A predictive dialing system is an integrated computer and telephone switch that is used to dial a pre-programmed list of customers. The system will detect when a customer answers the call and will immediately transfer the call and the appropriate data to an available agent. ICT realizes significant cost savings through the use of innovative call handling technology, automatic call distributors ("ACD") and advanced scripting software, all of which optimize agent utilization. An ACD is a phone switch that accepts an inbound call from the public network and routes that call to the most advantageous, available resource to handle the call. Scripting software is used in call centers to provide the agent with the appropriate information to use during the call and to specify the content and sequence of the information captured from the customer.

         The Company utilizes a scalable set of UNIX processors to support its outbound and inbound call center operations. The term scalable in the computer industry generally means that a system or product line is configured to work cost-effectively at both low and high volume. The Company migrated to an open systems environment to take advantage of the diversity of software and hardware available for use with this technology. Dedicated UNIX processors are used for inbound call centers while predictive dialing systems, networked to UNIX processors at the Company's corporate data center, are used at each outbound call center. The predictive dialing systems support local call and data management: the UNIX processors provide centralized list management, data consolidation, report generation and interfaces with client order processing systems.

         ICT's proprietary call transaction management system ("CTMS") telemarketing software is used to prepare outbound and inbound scripts, manage, update and reference client data files, collect statistical transaction and performance data and assist in the preparation of internal and client reports. Service agency clients have changing needs that require a flexible operating system, such as CTMS, which is easily customizable and has the abilities to interface with a variety of proprietary data bases and software systems.

         In 1998, ICT intends to implement call center technology utilizing Oracle data base management and IMA's Edge TeleBusiness Software systems. The Company believes that the use of this new technology will enable it to better manage its list management and data base maintenance capabilities, resulting in more easily adaptable program and scripting requirements as well as more flexible and controlled data analysis. The implementation of this technology is intended to improve the overall direct marketing program performance for the Company's clients.

         With the use of an Oracle data base management system and Edge TeleBusiness scripting software, clients will have access to a common, universal data base platform, decreased training costs, increased technical staffing flexibility, faster program development and turnaround time and more easily compiled sales and marketing information. The Company believes that the addition of this technology will enhance both inbound and outbound client applications as well as improve the Company's call center management capabilities.

         ICT has recently initiated the evaluation of technologies that will allow integration of its application and telephony technology with the Internet. The Company intends to take advantage of these technologies to provide a totally integrated inbound and outbound solution to clients.

Quality Assurance, Personnel and Training

         ICT emphasizes quality service and extensive employee training as a way to compete effectively and invests heavily in quality assurance personnel and practices. ICT's quality assurance and training departments are responsible for the development and enforcement of call center policies and procedures, the selection and training of telephone service representatives, the training and professional development of call center management personnel, monitoring of calls and verification and editing of all sales. Through the Company's quality assurance department, both the Company and its clients are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations are recorded (with the customer's consent) in order to verify the accuracy and authenticity of transactions. Additionally, ICT is able to provide to its clients immediate updates on the progress of an ongoing telemarketing effort. Access to this data allows ICT and its clients to identify potential campaign shortfalls and to immediately modify or enhance a telemarketing effort. In 1998 the Company will install digital recording and digital monitoring technologies in its call centers, which is expected to increase the efficiency of ICT's internal verification and monitoring processes. The Company's commitment to providing quality service is further illustrated by its current effort toward certification with ISO 9002 standards, which are administered by the International Organization for Standardization and represent an international consensus on the essential features of a quality system to ensure the effective operation of a business. The systems and operations departments are currently in the process of reviewing and documenting the quality procedures required for ISO 9002 certification. Upon completion of this initial process, the Company intends to complete the manuals required for certification. The Company plans to implement the ISO 9002 standards both domestically and internationally and expects to apply for domestic certification in 1998.




         Management believes that a key driver of ICT's success is the quality of its employees. The Company tailors its recruiting and training techniques toward the industries it serves. All service representatives receive a detailed review of each program in which they are to participate along with training regarding the background, structure and philosophy of the client that is sponsoring the program. As is typical in the telemarketing industry, over 90% of the Company's service representatives are part-time employees. As of March 20, 1998, ICT employed 5,144 persons, of which more than 4,400 were service representatives. None of ICT's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Clients

         The Company generally operates under month-to-month contractual relationships with its clients. The pricing component of a contract often comprises an initial fee, a base service charge and separate charges for ancillary services. Service charges are usually based upon an hourly rate for outbound calls and per-minute rates for inbound calls. On occasion, the Company performs services for which it is paid commissions based on completed sales under contracts terminable by the Company with 30 or fewer days notice. ICT's Management Services operations typically enter into longer term, multi-year contractual relationships that may contain provisions for premature contract terminations. The Management Services division's revenues represented approximately $5.9 million, or 6%, of consolidated revenues in 1997.

         ICT targets those companies which it believes have the greatest potential to generate recurring revenues based on their ongoing direct sales and customer service needs. At December 31, 1997, ICT provided direct sales and customer service to 268 clients. The Company's largest client in recent years has been MMIG and JCPenney Life Insurance Company, which together accounted for approximately 31% of the Company's net revenues in 1997. No other client accounted for more than 9% of the Company's net revenues in 1997.

Competition

         The teleservices industry is intensely competitive and the Company's principal competition in its primary markets comes from large telemarketing service organizations, including MATRIXX Marketing Inc., SITEL Corporation, ITI Marketing Services, Inc., APAC TeleService, Inc. and West Telemarketing Corporation. The Company competes with numerous independent telemarketing firms, many of which are as large or larger than ICT, as well as the in-house telemarketing and customer service operations of many of its clients or potential clients. In addition, most businesses that are significant consumers of telemarketing service utilize more than one teleservice firm at a time and reallocate work among various firms from time to time. A significant amount of such work is contracted on an individual project basis, with the effect that the Company and other firms seeking such business are required to compete with each other frequently as individual projects are initiated. Furthermore, the Company believes there is a trend among businesses with telemarketing operations toward outsourcing the management of those operations to others and that this trend may attract new competitors, including competitors that are substantially larger and better capitalized than ICT, into the Company's market.

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

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in Langhorne, Pennsylvania in leased facilities consisting of approximately 29,500 square feet of office space rented under leases that expire in December 2000. The Company also leases all of the facilities used in its call center operations, as well as office space in Chicago, Illinois, Seattle, Washington and London, England for its sales offices. The leases for the Company's facilities expire generally between March 1998 and April 2003 and typically contain renewal options. The Company believes that its existing facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no such litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity, if decided adversely to the Company.

         On October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering. The defendants believe the complaint is without merit and deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. The motion has the effect of a stay of discovery and all other proceedings while it is pending. A pretrial conference is scheduled for March 30, 1998, at which time the court is expected to hear oral arguments on the motion.


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

Period                                               High               Low
------                                               ----               ---
Fiscal 1996:
    Second Quarter (beginning on June 14, 1996)    $23                $16 3/4
    Third Quarter                                   23 3/4              9
    Fourth Quarter                                  13                  4
Fiscal 1997:
    First Quarter                                    5 7/8              4 1/4
    Second Quarter                                   5 1/4              3 3/8
    Third Quarter                                    6 3/8              4
    Fourth Quarter                                   6 5/8              3 1/2

         As of March 20, 1998 there were 42 holders of record of the Company's Common Stock. On March 20, 1998, the closing sale price of the Common Stock as reported by the Nasdaq Stock Market was $4.75.

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

                                                                            For Year Ended December 31,
                                                   ----------------------------------------------------------------------
                                                      1993                1994         1995         1996         1997
                                                   ----------------------------------------------------------------------
                                                                      (In thousands, except per share amounts)
Statement of Operations Data:
Net revenues......................................  $ 22,271           $ 34,123      $52,116     $ 71,599       $91,653
                                                    --------           --------      -------     --------       -------
Operating expenses:
  Cost of services................................    12,746             19,593       28,639       38,537        50,662
  Selling, general and administrative.............     8,630             13,121       21,073       30,708        37,009
  Nonrecurring compensation expense...............      --                 --           --         12,689          --
                                                    --------           --------      -------     --------       -------
    Total operating expenses......................    21,376             32,714       49,712       81,934        87,671
                                                    --------           --------      -------     --------       -------
    Operating income (loss).......................       895              1,409        2,404      (10,335)        3,982
Interest expense (income), net....................       326                511          834          180          (398)
                                                    --------           --------      -------     --------       -------
Income (loss) before taxes........................  $    569           $    898      $ 1,570     $(10,515)        4,380
Income taxes......................................                                                                1,708
                                                                                                                -------
Net income........................................                                                              $ 2,672
                                                                                                                =======
Diluted earnings per share........................                                                              $   .22
                                                                                                                =======
Shares used in computing diluted
    earnings per share............................                                                               12,044
                                                                                                                =======
Pro Forma data:
    Historical income (loss) before
        income taxes..............................  $    569           $    898      $ 1,570     $(10,515)
    Pro forma income tax expense (benefit) (1)           257                406          667       (3,767)
                                                    --------           --------      -------     --------
    Pro forma net income (loss) (1)...............  $    312           $    492      $   903     $ (6,748)
                                                    ========           ========      =======     ========
    Pro forma diluted earnings (loss) per share (1) $    .03           $    .05      $   .10     $   (.65)
                                                    ========           ========      =======     ========
    Shares used in the computing pro forma
        diluted earnings (loss) per share.........     9,490              9,490        9,490       10,407
                                                    =========          ========      =======     ========

                                                                                  As of December 31,
                                                           ----------------------------------------------------------------
                                                              1993          1994         1995         1996          1997
                                                           ----------------------------------------------------------------
                                                                                    (In thousands)
       Balance Sheet Data:
       Cash and cash equivalents..........................    $ 72          $ 11        $  447      $18,298       $17,711
       Working capital (deficit)..........................    (461)         (462)       (1,601)      27,066        25,530
       Total assets.......................................   7,410        12,044        18,481       49,112        61,578
       Long-term debt, less current maturities............     625           941           881        1,057         4,799
       Capitalized lease obligations,
           less current maturities........................     512           807         1,632        1,296         1,498
       Shareholders' equity...............................   1,371         2,270         3,843       41,020        43,368

-----------
(1) A pro forma provision for taxes for periods prior to the effective date of the Company's offering has been computed as if the Company had been fully subject to federal and state income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:


                                                    Year Ended December 31,
                                              ----------------------------------
                                              1997           1996          1995
                                              ----           ----          ----
Net revenues                                 100.0%         100.0%        100.0%
                                             -----          -----         -----
Operating expenses
   Cost of services                           55.3           53.8          55.0
   Selling, general and administrative        40.4           42.9          40.4
   Nonrecurring compensation expense           --            17.7           --
                                             -----           -----         -----
         Total operating expense              95.7          114.4          95.4
                                             -----          -----         -----

         Operating income (loss)               4.3          (14.4)          4.6

Interest expense                                .5             .9           1.6
Interest income                               (1.0)           (.6)          --
                                             -----          -----         -----
Income (loss) before income taxes              4.8          (14.7)          3.0
Income tax expense (benefit) (1)               1.9           (5.3)          1.3
                                             -----          -----         -----
Net income (loss) (1)                          2.9%          (9.4%)         1.7%
                                             =====          =====         =====
---------
(1) Reflects pro forma income tax expense (benefit) for the years ended December 31, 1996 and 1995 prior to the termination of the Company's S Corporation status. See Note 3 to Consolidated Financial Statements for information concerning the computation of the pro forma income tax expense (benefit) and pro forma net income (loss).

Years Ended December 31, 1997 and 1996

         Net Revenues. Net revenues increased 28% in 1997 to $91.7 million from $71.6 million in 1996 primarily due to growth in TeleServices revenues. TeleService division revenues increased 30% to $71.4 million in 1997 from $54.9 million in 1996 resulting from continued strong growth in both international and domestic markets. International TeleService revenues grew 77% to $12.9 million in 1997 from $7.3 million in 1996. Domestic TeleService revenues grew 23% to $58.5 million in 1997 from $47.6 million in 1996 as a result of growth in the insurance, financial services and telecommunications industries. Marketing services revenues increased 15% to $14.4 million in 1997 from $12.5 million in 1996 as a result of growth in the healthcare and pharmaceutical industries. The Marketing Services unit results have been restated to include the Medical Marketing Services division which was formerly included as a part of Domestic TeleServices. Management Services revenues increased 43% to $5.9 million in 1997 from $4.1 million in 1996 as a result of the Management Services division commencing operations in the latter half of the second quarter of 1996.

         Cost of Services. Cost of services increased 31% to $50.7 million in 1997 from $38.5 million in 1996, resulting from increased business activity in each of the business units. As a percentage of revenues, cost of services increased to 55.3% in 1997 from 53.8% in 1996 primarily due to the mix in the structure of call center management projects in 1997 compared to 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 21% to $37.0 million in 1997 from $30.7 million in 1996 due to an increased number of call centers and related workstation capacity and additional sales and systems support. As a percentage of revenues, selling, general and administrative expenses declined to 40% in 1997 from 43% in 1996 as the Company has better managed the timing of opening additional call centers and adding workstation capacity; consolidated certain call centers into larger centers, spread fixed costs of operations over the larger centers and generally managed fixed expenses to support a larger revenue base.

         Interest Expense (Income). Interest income increased $402,000 to $877,000 in 1997 from $475,000 in 1996 as a result of the investment of funds obtained through the Company's initial public offering in June 1996. Interest expense decreased $176,000 to $479,000 in 1997 from $655,000 in 1996. Subsequent to the Company's initial public offering in June 1996, the Company repaid all indebtedness under its revolving line of credit and term loans with its bank and subordinated debt. During 1997, the Company financed certain capital equipment purchases under its equipment line of credit. For the year ended December 31, 1997, borrowings under the equipment line of credit were approximately $5.5 million.

         Income Taxes. Prior to the effective date of the Company's initial public offering, the Company was subject to taxation under Subchapter S of the Internal Revenue Code. As a result, the net income of the Company, for federal and state tax purposes, had been reported by and taxed directly to the Company's shareholders. Subsequent to its initial public offering, the Company has been fully subject to federal and state income taxes. For the year ended December 31, 1997, the provision for income taxes was $1.7 million or approximately 39% of income before taxes. For the year ended December 31, 1996, the pro forma income tax benefit was $3.8 million or approximately 35.8% of the loss before taxes.

Year Ended December 31, 1996 and 1995

         Net Revenues. Net revenues increased 37% in 1996 to $71.6 million from $52.1 million in 1995 primarily due to growth in TeleServices revenues. Teleservice division revenues increased 25% to $54.9 million in 1996 from $43.8 million in 1995. This increase in teleservices business resulted from moderate growth domestically and increasing demand for international teleservices. International Teleservice revenues grew from $2.4 million in 1995 to $7.3 million in 1996, or 204%. International TeleService revenues reflect the addition of call center operations within the Canadian market in early 1996 and increasing revenues in European and Hispanic markets. Domestic TeleService revenues increased 15% to $47.6 million in 1996 from $41.4 million in 1995. Marketing services revenues increased 51% to $12.5 million in 1996 from $8.3 million in 1995 reflecting a full year's revenues in 1996 from its telebanking operations which were acquired in May 1995, from increased revenues in its market research operations and as a result of growth in the healthcare and pharmaceutical industries. The Marketing Services unit results have been restated to include the Medical Marketing Services division which was formerly included as a part of Domestic TeleServices. ICT Management Services began operating in the second quarter of 1996 and contributed $4.1 million in revenues in 1996.

         Cost of Services. Cost of services increased 34.6% in 1996 to $38.5 million from $28.6 million in 1995, resulting from increased business activity in each of the business units. As a percentage of revenues, costs of services decreased to 53.8% in 1996 from 55.0% in 1995 due principally to management service contracts which have lower direct costs.

         Selling, General and Administrative. Selling, general and administrative expenses increased 45.7% in 1996 to $30.7 million from $21.1 million in 1995 due principally to increased call center operations, as the Company added two call centers in its domestic teleservices operations, expanded its international presence with a call center in Canada and commenced operations in its management services business unit. In addition, the Company increased its sales and support for both international and domestic operations during the latter part of the third quarter of 1996. As a percentage of revenues, selling, general and administrative expenses increased to 42.9% in 1996 from 40.4% in 1995 as a result of increased call center capacity and support during 1996 while revenue growth slowed in the latter half of 1996 primarily as a result of delayed start-up of consumer financial marketing projects.

         Nonrecurring Compensation Expense. The nonrecurring, non-cash compensation expense of $12.7 million relates to the extension of certain previously granted stock options for an additional five-year period and the accelerated vesting of certain other options, all in connection with the Company's initial public offering in June 1996.

         Interest Expense (Income). Net interest expense decreased in 1996 as compared to 1995 due to lower average outstanding balances in 1996 of bank and capitalized lease debt. In addition, interest expense was partially offset by interest earned on the proceeds of the Company's initial public offering.

         Income Taxes. Prior to the effective date of the Company's initial public offering, the Company was subject to taxation under Subchapter S of the Internal Revenue Code. As a result, the net income of the Company, for federal and state tax purposes, had been reported by and taxed directly to the Company's shareholders. Subsequent to its initial public offering, the Company has been fully subject to federal and state income taxes. In addition, as a result of the Company's termination of its S Corporation status, the Company recorded a net deferred income tax liability and corresponding income tax expense of approximately $1.0 million.

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

Liquidity and Capital Resources

         Prior to the Company's initial public offering in June 1996, ICT's primary sources of liquidity had been cash flow from operations and borrowings on its bank revolving line of credit. Acquisitions and capital expenditures had been financed through bank term loans and capitalized lease obligations.

         Cash provided by operations in 1997 was $6.2 million compared to $444,000 for 1996. The approximate $5.7 million increase resulted from increased earnings before noncash charges and reduced working capital requirements.

         Cash used in investing activities in 1997 was $10.6 million as compared to $7.0 million in 1996. The approximate $3.6 million increase is primarily attributable to an increase in the number of workstations to 2,520 at December 31, 1997 from 2,068 at December 31, 1996, related call center buildout, upgraded telephony equipment and continued development and implementation of data base management software and IMA/Edge Software.

         Cash provided by financing activities was $4.1 million in 1997 as compared to $24.4 million in 1996. In 1997, the Company financed approximately $5.5 million of capital expenditures through bank term loans. These proceeds were partially offset by payment of approximately $1.4 million under the bank term loans and capitalized lease obligations. In 1996, the Company raised $34.5 million in net proceeds from its initial public offering and repaid certain indebtedness. The Company used a portion of the proceeds to repay outstanding indebtedness under its revolving line of credit, repay certain term debt and distribute $2.7 million as an S Corporation distribution to its founding shareholders.

         The Company's telemarketing activities will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit and through capitalized lease obligations with various equipment vendors and lending institutions. The lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at December 31, 1997 were $2.2 million. The Company maintains an equipment line of credit of $8.5 million that is scheduled to expire on April 30, 1998. Amounts borrowed under the equipment line of credit convert to term loans with durations determined at conversion by the borrower in accordance with the agreement. At December 31, 1997, the Company had outstanding obligations under the equipment line of $6.2 million.

         The Company maintains a revolving line of credit with a local bank in the amount of $15.0 million. Borrowings on the line of credit are limited to 80% of eligible accounts receivable and bear interest at the bank's prime rate
(8.5% at December 31, 1997) less three-quarters of a percent. At December 31, 1997 and 1996, there were no borrowings outstanding under the line of credit. The line of credit expires on April 30, 1998. In March 1998, the Company signed a commitment letter for a three-year $45.0 million credit facility with two banks.

         The Company believes that the funds generated from operations, together with the remaining net proceeds to the Company from the initial public offering and available bank financing, will be sufficient to fund its current operations and planned capital expenditures at least through 1998.

Year 2000 Compliance

         The Company is currently in the process of evaluating its information technology infrastructure for any Year 2000 impact. The Company does not expect that the cost to modify its information technology infrastructure to become Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company is beginning to receive information concerning the Year 2000 compliance status from its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely complete Year 2000 compliance, the Company's business or operations could be adversely affected.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Non-applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

                        ICT GROUP, INC. AND SUBSIDIARIES


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE




                                                            Page
                                                           ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                    F-2

CONSOLIDATED BALANCE SHEETS                                 F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                       F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY             F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                       F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-7

FINANCIAL STATEMENT SCHEDULE:
    II. VALUATION AND QUALIFYING ACCOUNTS                   F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ICT Group, Inc.:

We have audited the accompanying consolidated balance sheets of ICT Group, Inc. (a Pennsylvania corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICT Group, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index of Consolidated Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                    ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
    February 13, 1998

                        ICT GROUP, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                                                                                           December 31
                                                                               ---------------------------------
                                   ASSETS                                            1997              1996
                                   ------                                      ---------------   ---------------

CURRENT ASSETS:
    Cash and cash equivalents                                                  $    17,711,028   $    18,298,031
    Accounts receivable, net of allowance for doubtful accounts
       of $345,897 and $354,524                                                     17,684,071        13,539,085
    Grant receivable                                                                   788,183           534,495
    Prepaid expenses and other                                                       1,079,344           347,873
    Deferred income taxes                                                              178,876            84,982
                                                                               ---------------   ---------------

              Total current assets                                                  37,441,502        32,804,466

PROPERTY AND EQUIPMENT, net                                                         19,443,611        11,631,885

DEFERRED INCOME TAXES                                                                3,314,999         3,251,325

OTHER ASSETS                                                                         1,377,658         1,424,101
                                                                               ---------------   ---------------

                                                                               $    61,577,770   $    49,111,777
                                                                               ===============   ===============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES:
    Current portion of long-term debt                                          $     1,385,691   $       283,878
    Current portion of capitalized lease obligations                                   744,333           724,693
    Accounts payable                                                                 5,822,638         2,806,639
    Accrued expenses                                                                 3,959,202         1,923,199
                                                                               ---------------   ---------------

              Total current liabilities                                             11,911,864         5,738,409
                                                                               ---------------   ---------------

LONG-TERM DEBT                                                                       4,799,289         1,057,480
                                                                               ---------------   ---------------

CAPITALIZED LEASE OBLIGATIONS                                                        1,498,418         1,295,544
                                                                               ---------------   ---------------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
      none issued                                                                          --                --
    Common stock, $.01 par value, 40,000,000 shares authorized, 11,542,300
      and 11,538,300 shares issued and outstanding                                     115,423           115,383
    Additional paid-in capital                                                      49,257,879        49,338,490
    Deferred compensation                                                             (107,428)         (161,140)
    Accumulated deficit                                                             (5,617,828)       (8,289,634)
    Cumulative translation adjustment                                                 (279,847)           17,245
                                                                               ----------------  ---------------

              Total shareholders' equity                                            43,368,199        41,020,344
                                                                               ---------------   ---------------

                                                                               $    61,577,770   $    49,111,777
                                                                               ===============   ===============

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            For the Year Ended
                                                                                December 31
                                                             ---------------------------------------------------
                                                                   1997              1996              1995
                                                             ---------------  ----------------   ---------------

NET REVENUES                                                 $  91,652,978    $    71,599,435    $    52,115,819
                                                             -------------    ---------------    ---------------

OPERATING EXPENSES:
    Cost of services                                            50,662,062         38,536,578         28,638,687
    Selling, general and administrative                         37,008,848         30,707,788         21,073,590
    Nonrecurring compensation expense                                  --          12,689,651                --
                                                             -------------    ---------------    --------------

                                                                87,670,910         81,934,017         49,712,277
                                                             -------------    ---------------    ---------------

           Operating income (loss)                               3,982,068        (10,334,582)         2,403,542

INTEREST EXPENSE                                                   478,726            655,207            833,483

INTEREST INCOME                                                   (876,668)          (475,325)               --
                                                             -------------    ---------------    --------------

           Income (loss) before income taxes                     4,380,010        (10,514,464)         1,570,059

INCOME TAXES (BENEFIT)                                           1,708,204         (2,997,748)               --
                                                             -------------    ---------------    --------------

NET INCOME (LOSS)                                            $   2,671,806    $    (7,516,716)   $     1,570,059
                                                             =============    ===============    ===============

EARNINGS PER SHARE:
     Basic earnings (loss) per share                         $        0.23    $         (0.72)   $         0.17
                                                             =============    ===============    ==============
     Diluted earnings (loss) per share                       $        0.22    $         (0.72)   $         0.17
                                                             =============    ===============    ==============
     Shares used in computing basic earnings
        (loss) per share                                        11,542,234         10,407,271          9,000,000
                                                             =============    ===============    ===============
     Shares used in computing diluted earnings
        (loss) per share                                        12,044,341         10,407,271          9,489,723
                                                             =============    ===============    ===============

PRO FORMA DATA (unaudited):
     Historical income (loss) before income taxes                             $   (10,514,464)   $     1,570,059
     Pro forma income tax expense (benefit)                                        (3,766,748)           667,275
                                                                              ---------------    ---------------

     Pro forma net income (loss)                                              $    (6,747,716)   $       902,784
                                                                              ===============    ===============

     Pro forma basic earnings (loss) per share                                $         (0.65)   $          0.10
                                                                              ===============    ===============

     Pro forma diluted earnings (loss) per share                              $         (0.65)   $          0.10
                                                                              ===============    ===============

     Shares used in computing pro forma basic earnings
           (loss) per share                                                        10,407,271          9,000,000
                                                                              ===============    ===============

     Shares used in computing pro forma diluted earnings
           (loss) per share                                                        10,407,271          9,489,723
                                                                              ===============    ===============

        The accompanying notes are an integral part of these statements.




                        ICT GROUP, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                   Common Stock           Additional
                                                            ------------------------        Paid-in
                                                               Shares         Amount        Capital
                                                            -----------    ---------    -------------

BALANCE, DECEMBER 31, 1994                                     9,000,000   $   90,000   $     310,000

    Currency translation adjustment                                  --           --              --
    Net income                                                       --           --              --
                                                            ------------   ----------   -------------

BALANCE, DECEMBER 31, 1995                                     9,000,000       90,000         310,000
    Deferred compensation related to grants of
      stock options                                                  --           --          268,565
    Amortization of deferred compensation                            --           --              --
    Issuance of stock options                                        --           --       12,689,651
    Distribution to S Corporation shareholders                       --           --              --
    Termination of S Corporation status                              --           --        1,493,837
    Sale of Common stock in initial public offering, net
      of offering costs                                        2,411,552       24,116      34,522,799
    Exercise of stock options, including tax benefit             126,748        1,267          53,638
    Currency translation adjustment                                  --           --              --
    Net loss                                                         --           --              --
                                                            ------------   ----------   -------------

BALANCE, DECEMBER 31, 1996                                    11,538,300      115,383      49,338,490

    Cancellation of stock options                                    --           --          (84,648)
    Amortization of deferred compensation                            --           --              --
    Exercise of stock options                                      4,000           40           4,037
    Currency translation adjustment                                  --           --              --
    Net income                                                       --           --              --
                                                            ------------   ----------   -------------

BALANCE, DECEMBER 31, 1997                                    11,542,300   $  115,423   $  49,257,879
                                                            ============   ==========   =============


                                                               Deferred      Retained      Cumulative         Total
                                                                Compen-      Earnings      Translation     Shareholders'
                                                                sation       (Deficit)     Adjustment        Equity
                                                             -----------   ------------   -------------   -----------

BALANCE, DECEMBER 31, 1994                                   $       --    $  1,868,853   $     1,180     $   2,270,033

    Currency translation adjustment                                  --             --          2,942             2,942
    Net income                                                       --       1,570,059           --          1,570,059
                                                             -----------   ------------   -----------     -------------

BALANCE, DECEMBER 31, 1995                                           --       3,438,912         4,122         3,843,034
    Deferred compensation related to grants of
      stock options                                             (268,565)           --            --                --
    Amortization of deferred compensation                        107,425            --            --            107,425
    Issuance of stock options                                        --             --            --         12,689,651
    Distribution to S Corporation shareholders                       --      (2,717,993)          --         (2,717,993)
    Termination of S Corporation status                              --      (1,493,837)          --                --
    Sale of Common stock in initial public offering, net
      of offering costs                                              --             --            --         34,546,915
    Exercise of stock options, including tax benefit                 --             --            --             54,905
    Currency translation adjustment                                  --             --         13,123            13,123
    Net loss                                                         --      (7,516,716)          --         (7,516,716)
                                                             -----------   ------------   -----------     -------------

BALANCE, DECEMBER 31, 1996                                      (161,140)    (8,289,634)       17,245        41,020,344

    Cancellation of stock options                                    --             --            --            (84,648)
    Amortization of deferred compensation                         53,712            --            --             53,712
    Exercise of stock options                                        --             --            --              4,077
    Currency translation adjustment                                  --             --       (297,092)         (297,092)
    Net income                                                       --       2,671,806           --          2,671,806
                                                             -----------   ------------   -----------     -------------

BALANCE, DECEMBER 31, 1997                                   $  (107,428)  $ (5,617,828)  $  (279,847)    $  43,368,199
                                                             ===========   ============   ===========     =============

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Year Ended
                                                                                     December 31
                                                                  -------------------------------------------------
                                                                       1997             1996             1995
                                                                  -------------    ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $    2,671,806   $   (7,516,716)  $    1,570,059
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities-
         Nonrecurring compensation expense                                   --        12,689,651              --
         Minority interest in subsidiary's earnings                          --            37,316            3,718
         Depreciation and amortization                                 3,859,914        2,792,231        1,877,133
         Deferred income tax benefit                                    (242,216)      (3,329,922)             --
         (Increase) decrease in-
           Accounts receivable                                        (4,144,986)      (4,558,453)      (2,349,113)
           Receivable from related party                                     --           132,977           52,952
           Prepaid expenses and other                                   (731,471)         (13,940)        (135,595)
           Grant receivable                                             (253,688)           2,554          (87,652)
           Other assets                                                  (38,438)        (323,535)          33,319
         Increase (decrease) in-
           Accounts payable                                            3,015,999        1,074,134          (50,128)
           Accrued expenses                                            2,036,003         (121,301)        (246,795)
           Deferred revenues                                                 --          (421,209)         421,209
                                                                  --------------   --------------   --------------
                Net cash provided by operating activities              6,172,923          443,787        1,089,107
                                                                  --------------   --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                              (10,585,839)      (6,893,311)      (2,372,873)
    Purchase of minority interest in subsidiary                               --          (129,420)             --
    Payments for business acquisitions                                        --                --        (468,487)
                                                                  --------------   --------------   --------------
                Net cash used in investing activities                (10,585,839)      (7,022,731)      (2,841,360)
                                                                  --------------   --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) on lines of credit                             --        (6,201,152)       2,609,995
    Proceeds from long-term debt                                       5,515,066        2,919,390        1,000,000
    Payments on long-term debt                                          (671,444)      (3,044,282)        (580,000)
    Payments on capitalized lease obligations                           (724,694)        (834,752)        (807,109)
    Payments on subordinated notes                                           --          (300,000)             --
    Distribution to S Corporation shareholders                               --        (2,717,993)             --
    Net proceeds from initial public offering                                --        34,546,915              --
    Proceeds from exercise of stock options                                4,077           48,520              --
    Payments of deferred financing costs                                     --               --           (36,999)
                                                                  --------------   --------------   --------------
                Net cash provided by financing activities              4,123,005       24,416,646        2,185,887
                                                                  --------------   --------------   --------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                         (297,092)          13,123            2,942
                                                                  --------------   --------------   --------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                     (587,003)      17,850,825          436,576

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                            18,298,031          447,206           10,630
                                                                  --------------   --------------   --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $   17,711,028   $   18,298,031   $      447,206
                                                                  ==============   ==============   ==============


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BACKGROUND:

ICT Group, Inc. and Subsidiaries (the "Company") is an independent provider of call center teleservices, which consist of outbound and inbound telemarketing and customer support services, together with related value-added services such as marketing, research, management and consulting services, to business domestically and internationally. The Company provides these services to customers in an increasing array of industries including but not limited to insurance and financial services, publishing, telecommunications, consumer products and services, pharmaceuticals, health care services and computer software and hardware.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. Cash equivalents at December 31, 1997 consist of an overnight repurchase agreement, money market accounts and investment-grade commercial paper.

Property and Equipment

                                                                       December 31
                                                           ---------------------------------
                                                                 1997              1996
                                                           ---------------   ---------------

Communications and computer equipment                      $    26,076,846   $    16,752,914
Furniture and fixtures                                           4,579,251         2,935,688
Leasehold improvements                                           2,146,640         1,581,088
                                                           ---------------   ---------------

                                                                32,802,737        21,269,690
Less-  Accumulated depreciation and
            amortization                                       (13,359,126)       (9,637,805)
                                                           ---------------   ---------------

                                                           $    19,443,611   $    11,631,885
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

        Communications and computer equipment           5 years
        Furniture and fixtures                          5-7 years
        Leasehold improvements                          Lease term

Depreciation expense was $3,721,321, $2,599,051 and $1,750,921 for the years ended December 31, 1997, 1996 and 1995, respectively. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized. Gains or losses on the disposition of property and equipment are charged to operations.

Equipment under capital leases included in property and equipment is $5,946,468 and $4,999,260, related accumulated amortization is $3,367,301 and $2,504,185 as of December 31, 1997 and 1996, respectively.

Other Assets

                                                                              December 31
                                                                    -----------------------------
                                                                         1997             1996
                                                                    -------------    ------------

          Deposits                                                  $     549,807   $     476,202
          Goodwill, net of accumulated amortization of
             $157,455 and $95,660                                         750,480         772,965
          Other                                                            77,371         174,934
                                                                    -------------   -------------

                                                                    $   1,377,658   $   1,424,101
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

Accrued Expenses

                                                                             December 31
                                                                  -----------------------------
                                                                       1997             1996
                                                                  -------------    ------------

         Payroll and related benefits                             $   1,942,455   $   1,061,438
         Telecommunications expense                                     890,243         311,537
         Income tax payable                                             755,285             --
         Other                                                          371,219         550,224
                                                                  -------------   -------------

                                                                  $   3,959,202   $   1,923,199
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

Prior to the closing of the Company's initial public offering, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, the Company was not subject to federal and state income taxes, and the taxable income of the Company was included in the shareholders' tax returns. Shortly before the closing of the initial public offering, the Company terminated its status as an S corporation and is now subject to federal and state income taxes. For the year ended December 31, 1996, the Company recorded a tax expense of $1,015,386 as a result of establishing a net deferred tax liability upon its conversion to a C corporation.

Supplemental Cash Flow Information

For the years ended December 31, 1997, 1996 and 1995, the Company paid interest of $440,660, $748,591 and $848,810, respectively. Capital lease obligations of $947,208, $475,067 and $1,714,958 were incurred on equipment leases entered into in 1997, 1996 and 1995, respectively. For the year ended December 31, 1997, the Company paid income taxes of $919,637.

Major Customers and Concentration of Credit Risk

In 1997, 1996 and 1995, one customer accounted for approximately 31%, 35% and 43% of net revenues, respectively. In 1997, 1996 and 1995, net revenues from customers within the insurance industry accounted for 42%, 42% and 46% of total net revenues, respectively, and customers within the financial services industry accounted for 24%, 26% and 22% of total net revenues, respectively. The loss of the Company's major customer or a downturn in the insurance or financial services industries could have a material adverse effect on the Company's business.

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

Earnings Per Share

The Company has presented earnings per share pursuant to SFAS No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

Basic earnings (loss) per share ("Basic EPS") is computed by dividing the net income (loss) for each year by the weighted average number of shares of Common stock outstanding for each year. Diluted earnings (loss) per share ("Diluted EPS") is computed by dividing net income (loss) for each year by the weighted average number of shares of Common stock and Common stock equivalents outstanding during each year. For the years ended December 31, 1997 and 1995, Common stock equivalents outstanding used in computing Diluted EPS were 502,107 and 489,723, respectively. For the year ended December 31, 1996, Common stock equivalents are not included, as their effect is antidilutive.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS 130 will not have a material effect on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the need to make additional disclosures under SFAS 131. However, this statement will not have any effect on the Company's reported financial position or results of operations.

3. PRO FORMA INCOME TAX PROVISION (UNAUDITED):

Shortly before the closing of the Offering, the Company terminated its status as an S corporation and, as a result, the Company is now subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statements of operations for the years ended December 31, 1996 and 1995, include an unaudited pro forma adjustment for the income taxes that would have been recorded if the Company had not been an S corporation, based on the tax laws in effect during the respective periods.

4. GRANT REIMBUSEMENTS:

The Company's wholly-owned subsidiary, Eurotel Marketing Limited ("Eurotel"), which provides multilingual pan-european telemarketing services, is reimbursed by the Irish Industrial Development Authority ("IDA") for certain capital expenditures, employment and training costs, and rent. The Company records a grant receivable for qualified expenditures made, but not yet reimbursed. For the years ended December 31, 1997, 1996 and 1995, the Company recorded $384,831, $470,545, and $260,013, respectively, as expense reductions. The Company is required to maintain certain employment levels specified under the grants. If the Company fails to maintain these levels, a portion of the grant could be payable to the IDA for that portion of the employment targets not maintained.

5. DEBT:

                                                                                                 December 31
                                                                                     ----------------------------------
                                                                                           1997              1996
                                                                                      ---------------   ---------------

     Equipment line of credit, interest at prime less one-half point, principal payments of $12,509 per month through January, 2002
                                                                                       $       612,945   $       750,545
     Equipment line of credit, interest at prime less one-half point, principal payments of $11,147 per month through April, 2001
                                                                                               457,044           590,813
     Equipment line of credit, interest at prime less one-half point, principal payments of $13,547 per month through April, 2002
                                                                                               704,422                --
     Equipment line of credit, interest at prime less one-half point, principal payments of $15,173 per month through May, 2002
                                                                                               804,188                --
     Equipment line of credit, interest at prime less one-half point, principal payments of $43,333 per month through October, 2002
                                                                                             2,513,333                --
     Equipment line of credit, interest at prime less one-half point, principal payments of $19,764 per month through August, 2002
                                                                                             1,093,048                --
                                                                                       ---------------   ---------------
                                                                                             6,184,980         1,341,358
     Less- Current portion                                                                  (1,385,691)         (283,878)
                                                                                       ---------------   ---------------
                                                                                      $     4,799,289   $     1,057,480
                                                                                       ===============   ===============

Future maturities of long-term debt are as follows at December 31, 1997:

                  1998                                                                 $     1,385,691
                  1999                                                                       1,385,691
                  2000                                                                       1,385,691
                  2001                                                                       1,307,659
                  2002                                                                         720,248
                                                                                       ---------------
                                                                                       $     6,184,980
                                                                                       ===============

In April 1996, the Company entered into an Amended and Restated Loan Agreement (the "Agreement") with its bank, which provides for a $15,000,000 line of credit and a $8,500,000 equipment line of credit. Borrowings on the line of credit are limited to 80% of eligible accounts receivable, as defined. The line bears interest at the bank's base rate (8.5% at December 31, 1997) less three quarters of a point, as defined, and expires on March 31, 1998. The equipment line of credit is to be used to finance 90% of the cost of equipment purchases. Individual borrowings must be at least $200,000 and, once drawn, become, at the option of the Company, three- to five-year term loans due in equal monthly installments. Borrowings under the equipment line bear interest at either the bank's base rate less one half of a point or a fixed rate set at the U.S. Treasuries Reference Rate plus 2.75%, at the option of the Company. The term loans and the line of credit are cross-collateralized and cross-defaulted. The Company may, at any time, fix the interest rate on the term loans at the bank's current fixed rate. If the fixed rate option is selected, any principal prepayments could be subject to penalties, as defined.

The Company incurred interest expense of $255,304 and $472,632 at average interest rates of 8.5% and 9.3% for the years ended December 31, 1996 and 1995, respectively. The Company did not utilize the line of credit during 1997. The highest outstanding borrowing during 1996 was $8,716,505. At December 31, 1997 and 1996, the Company had no borrowings outstanding under the line of credit. At December 31, 1997, the full amount of the line, subject to the stated limits, is available.

Borrowings under the Agreement are secured by substantially all of the Company's assets. Under the more restrictive covenants of the Agreement, the Company is required to maintain certain financial ratios and a specified level of net worth, as defined, and payments of dividends and repurchases of stock are limited.

6. CAPITALIZED LEASE OBLIGATIONS:

The Company leases certain equipment under capital leases. The Company's weighted average interest rate was 10.6% for the year ended December 31, 1997. Future minimum lease payments as of December 31, 1997, are as follows:

   1998                                             $        946,661
   1999                                                      794,070
   2000                                                      599,824
   2001                                                      308,107
                                                    ----------------
   Total minimum lease payments                            2,648,662
   Less- Amount representing interest                       (405,911)
                                                    ----------------
   Present value of minimum lease payments                 2,242,751
   Less- Current portion                                    (744,333)
                                                    ----------------
                                                    $      1,498,418
                                                    ================

7. INCOME TAXES:

Effective June 11, 1996, the Company terminated its status as an S corporation and was subject to federal and state income taxes from the date of termination to December 31, 1996.

The components of the income (loss) before income taxes were as follows:

                                         Year Ended December 31
                                   ----------------------------------
                                         1997             1996
                                   ---------------  -----------------

             Domestic              $     3,192,559  $    (10,997,820)
             Foreign                     1,187,451           483,356
                                   ---------------  ----------------

                                   $     4,380,010  $    (10,514,464)
                                   ===============  ================

The components of the provision (benefit) for income taxes are as follows:

                                                 Year Ended December 31
                                           --------------------------------
                                                 1997             1996
                                           --------------   --------------
     Current:
       Federal                             $    1,339,098   $          --
       State                                       10,540              --
       Foreign                                    462,831          173,342
                                           --------------   --------------

                                                1,812,469          173,342
                                           --------------   --------------
     Deferred:
       Federal                                    (90,898)      (3,759,300)
       State                                      (13,367)        (427,176)
       Foreign                                         --               --
                                           --------------   --------------
                                                 (104,265)      (4,186,476)
                                           --------------   --------------
     Reinstatement of deferred                         --        1,015,386
      income tax liability                 --------------   --------------

                                           $    1,708,204   $   (2,997,748)
                                           ==============   ==============

The approximate income tax effect of each type of temporary difference is as follows:

                                                         December 31
                                             -------------------------------
                                                   1997             1996
                                             --------------   --------------

Gross deferred tax assets:
  Nonrecurring compensation expense          $    4,036,870   $    4,081,260
  Net operating loss carryforwards                      --           237,745
  Accruals and reserves not currently
     deductible for tax                             178,876          134,602
  Deferred compensation                              63,955               --
                                             --------------   --------------
                                             $    4,279,701   $    4,453,607
                                             ==============   ==============

Gross deferred tax liabilities:
  Cash basis of accounting                   $     (584,897)  $     (877,345)
  Depreciation methods                              (59,921)        (132,709)
  Other                                            (141,008)        (107,246)
                                             --------------   --------------
                                             $     (785,826)  $   (1,117,300)
                                             ==============   ==============

The Company has recorded no valuation reserve for deferred tax assets as of December 31, 1997. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                    Year Ended December 31
                                                   --------------------------
                                                        1997           1996
                                                   ------------   -----------

 Federal statutory tax rate                              34.0%        (34.0)%
 Income not subject to corporate taxes
   due to S Corporation status                              --           2.3
 Reinstatement of deferred taxes upon
   conversion to C Corporation status                      --           9.7
 State income taxes, net of federal tax benefit           4.0          (5.2)
 Other                                                    1.0          (1.3)
                                                   ----------     ---------
                                                         39.0%        (28.5)%
                                                   ==========     =========

8. PROFIT SHARING PLAN:

The Company maintains a trusteed profit sharing plan (Section 401(k)) for all qualified employees, as defined. The Company matches 50% of employee contributions, up to a maximum of 6% of the employee's compensation; however, it may also make additional contributions to the Plan based upon profit levels and other factors. No such additional contributions were made in 1997, 1996 or 1995. Employees are fully vested in their contributions, while full vesting for the Company's contributions occurs upon death, disability, retirement or completion of five years of service. In 1997, 1996 and 1995, the Company's contributions were $296,529, $289,499 and $174,585, respectively. The Plan's trustees are the management of the Company.

9. EQUITY PLANS:

Stock Option Plans

The Company's 1996 Equity Compensation Plan authorizes up to 1,120,000 shares of Common Stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, stock appreciation rights and other awards based on the Company's Common Stock. The options to be granted and the option prices are established by the Board of Directors or a committee composed of two or more of its members. Incentive stock options are granted at prices not less than fair market value. Options are exercisable for periods not to exceed ten years, as determined by the Board of Directors or its committee. As of December 31, 1997, 946,000 shares of Common Stock were available for grant under the plan.

The Company's 1996 Non-Employee Director Plan authorizes up to 30,000 shares of Common Stock for issuances of nonqualified stock options to non-employee directors. As of December 31, 1997, 26,000 shares of Common Stock are available for grant under this plan.

As of December 31, 1997, there were options to purchase 831,375 shares of Common Stock outstanding in connection with the Company's 1987 Stock Option Plan. No future grants will be made under this plan.

In April 1987, the Company issued outside the plan an option to purchase 90,000 shares at an exercise price of $.04 per share. This option vested upon the Offering resulting in compensation expense of $1,436,000. This option expired in December 1996.

Equity Incentive Plan

In December 1995, the Company adopted an Equity Incentive Plan that provided for the issuance of up to 270,000 Equity Incentive Units ("Units"). In December 1995, the Company awarded 159,300 Units with a purchase price of $1.02 per Unit. Each Unit allows the holder the right to purchase one share of Common Stock at a specified price. Units are exercisable for a period not to exceed ten years from the date of grant. Concurrent with the Offering, the Units vested resulting in compensation expense of $2,386,491. As of December 31, 1997, there were 111,150 Units outstanding. No more Units will be granted under the Equity Incentive Plan.

Information with respect to the options granted under the stock option plans and Units is as follows:

                                                           Aggregate              Price
                                                Shares          Price           Per Share

Outstanding, December 31, 1994,                  855,000   $     38,140    $   .04 - $ .06
       Granted                                   305,550        311,322           1.02
                                             -----------   ------------    ----------------

Outstanding, December 31, 1995                 1,160,550        349,462    $   .04 - $ 1.02
       Granted                                    79,000        531,685       1.57 -  16.25
       Exercised                                (126,748)       (48,522)       .04 -   1.57
       Canceled                                 (101,925)       (18,150)       .04 -   1.57
                                             -----------   ------------    ----------------

Outstanding, December 31, 1996                 1,010,877   $    814,475    $   .04 - $16.25
       Granted                                   148,500        962,500       4.125 - 16.00
       Exercised                                  (4,000)        (4,076)             1.02
       Canceled                                  (34,852)       (38,012)      1.02   - 1.57
                                             -----------   ------------    ----------------

Outstanding, December 31, 1997                 1,120,525   $  1,734,887    $   .04 - $16.25
                                             ===========   ============    ================

At December 31, 1997, there were outstanding presently exercisable options and Units to purchase an aggregate of 945,025 shares at exercise prices ranging from $.04 to $16.25 per share, with an aggregate exercise price of $594,370.

In January 1996, the Company granted options to employees and recorded deferred compensation for the difference between the deemed value per share for accounting purposes and the exercise price per share. The deferred compensation is being amortized over the four-year vesting period.

Extension of Option Terms; Compensation Expense

During 1996, the Company extended the exercise period for options to purchase an aggregate of 555,750 shares to 2001 and 2002, resulting in compensation expense of $8,867,160. This charge and the expense from the Units and the option to purchase 90,000 shares that vested upon the closing of the Offering resulted in a compensation expense of $12,689,651 in 1996.

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

                                                       Year Ended December 31
                                          -----------------------------------------------
                                               1997             1996               1995
                                          ------------     ---------------   ------------

    Net income (loss), as reported        $  2,671,806     $   (6,747,716)   $    902,784
    Pro forma net income (loss)           $  2,497,235     $   (6,880,891)   $    873,916

    Diluted EPS (loss), as reported       $       .22      $        (.65)    $       .10
    Pro forma Diluted EPS                 $       .21      $        (.66)    $       .09

The weighted average fair value of the options granted in 1997, 1996 and 1995 is estimated at $3.64, $5.35 and $.82 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield, volatility of 85%, weighted average risk-free interest rate of 6% in 1997 and 1996 and 8% in 1995, and an expected life of 7 years. Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma compensation charge may not be representative of that to be expected in future years.

10. COMMITMENTS AND CONTINGENCIES:

The Company leases facilities and certain equipment under operating leases. Rent expense was $4,951,149, $3,627,630 and $2,529,856 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum rentals for all operating leases are as follows:

                             1998                               $    3,679,874
                             1999                                    3,309,864
                             2000                                    2,727,317
                             2001                                    1,834,203
                             2002                                    1,447,737
                             2003 and thereafter                       763,441

The Company enters into agreements with its telephone long-distance carriers ranging from one to three years, which provide for, among other things, annual minimum purchases and termination penalties.

On October 23, 1997, a shareholder filed suit in the United States District Court for the Eastern District of Pennsylvania against the Company, alleging violations of the federal securities laws arising out of the Company's June 1996 initial public offering. The Company denies all allegations of wrongdoing. On February 2, 1998, the Company filed a motion to dismiss the suit, asserting that the complaint fails to state a claim against them as a matter of law. The motion is still pending.

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

11. SEGMENT DATA:

The following table presents information about the Company's operations by segment. International operations represent multilingual telemarketing services provided by Eurotel, ICT Canada and Spantel.

                                                                Year Ended December 31
                                              ---------------------------------------------------------
                                                     1997                1996                1995
                                              -----------------   -----------------   -----------------

       Revenues:
         Domestic                             $      78,755,621   $      64,280,772   $      49,695,767
         International                               12,897,357           7,318,663           2,420,052
                                              -----------------   -----------------   -----------------

                                              $      91,652,978   $      71,599,435   $      52,115,819
                                              =================   =================   =================

       Operating income (loss):
         Domestic                             $       3,861,649   $      (9,936,565)  $       3,327,339
         International                                  120,419            (398,017)           (923,797)
                                              -----------------   -----------------   -----------------

                                              $       3,982,068   $     (10,334,582)  $       2,403,542
                                              =================   =================   =================

       Identifiable assets:
         Domestic                             $      55,305,265   $      44,999,321   $      16,402,580
         International                                6,272,505           4,112,456           2,078,163
                                              -----------------   -----------------   -----------------

                                              $      61,577,770   $      49,111,777   $      18,480,743
                                              =================   =================   =================

12. SUBSEQUENT EVENTS (unaudited):

On March 26, 1998, the bank extended the line of credit and equipment line of credit facility (see Note 6) to April 30, 1998. On February 27, 1998, the Company received a commitment letter from a group of banks which provides for a three-year $45 million revolving credit facility.

                        ICT GROUP, INC. AND SUBSIDIARIES


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS




                                                   Balance
                                                Beginning of         Charged to                           Balance,
                Description                         Year              Expense           Deduction       End of Year
                -----------                  ---------------     ----------------   ---------------   ---------------
Allowances for doubtful accounts:
         1997                                 $     354,524      $    315,539     $   (324,166)      $    345,897
         1996                                       211,773           446,289         (303,538)           354,524
         1995                                       600,691           547,166         (936,084) (a)       211,773



(a) Includes $554,051 of write-offs related to a service no longer offered by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item will be contained in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement"), which is hereby incorporated herein by reference.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

         See Index to Financial Statements at page F-1.

Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

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

 10.3      ICT Group, Inc. Equity Compensation Plan. (2)+
 10.4      ICT Group, Inc. 1996 Non-Employee Directors Plan. (2)+
 10.5      Employment Agreement between John J. Brennan and the Company, dated May 8, 1996.(2)+
 10.6      Employment Agreement between Carl E. Smith and the Company, dated October 3, 1994, as amended. (2)+
 10.7      Employment Agreement between John L. Magee and the Company, dated April 1, 1987. (1)+
 10.8      Employment Agreement between John D. Campbell and the Company, dated October 1, 1987. (1)+
 10.9      Employment Agreement between Maurice J. Kerins and the Company, dated April 1, 1987. (1)+
 10.10     Employment Agreement between Robert F. Small and the Company, dated April 1, 1987. (1)+
 10.11     Shareholders Agreement among John J. Brennan, Donald P. Brennan and the Company, dated February 2, 1996.
           (1) (Exhibit 10.12)
 10.12     Amended and Restated Loan Agreement between the Company and First Valley Bank, dated April 11, 1996.
           (1) (Exhibit 10.14)
 21        List of Subsidiaries*
 23        Consent of Independent Public Accountants*
 27        Financial Data Schedule*

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

                             ICT GROUP, INC.
                             (Registrant)

Dated:  March 27, 1998

                             By: /s/ John J. Brennan
                                 -----------------------------------------
                                 John J. Brennan
                                 Chairman, President and Chief Executive Officer

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

         Signature                                      Title                                        Date
         ---------                                      -----                                        ----
By:  /s/ John J. Brennan                    Chairman, President, Chief                           March 27, 1998
   ----------------------------             Executive Officer and Director
      John J. Brennan                       (principal executive officer)

By: /s/ Carl E. Smith                       Senior Vice President, Finance and                   March 27, 1998
   ---------------------------              Administration, Chief Financial Officer
      Carl E. Smith                         and  Secretary (principal financial and
                                            accounting officer)

By: /s/ Donald P. Brennan                   Director                                             March 27, 1998
   ----------------------------
      Donald P. Brennan

By: /s/ Bernard Somers                      Director                                             March 27, 1998
   ----------------------------
      Bernard Somers

By: /s/ John Stoops                         Director                                             March 27, 1998
   ----------------------------
      John Stoops

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

   21                      List of Subsidiaries
   23                      Consent of Independent Public Accountants
   27                      Financial Data Schedule