Form 10-Q
period 1998-03-31
ICT GROUP INC
filed 1998-05-13
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________________ to ___________________.

Commission File Number: 0-20807
                        -------

                                 ICT GROUP, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                     23-2458937
--------------------------------                  -------------------
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

   800 Town Center Drive, Langhorne PA                   19047
-----------------------------------------       ----------------------------
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

                            Yes __X__      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Shares, $0.01 par value, 11,542,525 shares outstanding as of May 4, 1998.

                                 ICT GROUP, INC.

                                      INDEX


PART 1              FINANCIAL INFORMATION                                  PAGE


         Item 1     CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                    Consolidated Balance Sheets -
                      March 31, 1998 and December 31, 1997                   3

                    Consolidated Statements of Operations -
                      Three months ended
                      March 31, 1998 and 1997                                5

                    Consolidated Statements of Cash Flows -
                      Three months ended March 31, 1998 and 1997             6

                    Notes to Consolidated Financial Statements               7


         Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS          8


PART II             OTHER INFORMATION


         Item 1     LEGAL PROCEEDINGS                                       12

         Item 6     EXHIBITS AND REPORTS ON FORM 8-K                        12


SIGNATURES                                                                  13

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                          March 31,      December 31,
                                                            1998            1997
                                                         ----------     -------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $ 16,519        $ 17,711
  Accounts receivable, net                                  21,000          17,684
  Grant receivable                                             764             788
  Prepaid expenses and other                                 1,693           1,079
  Deferred income taxes                                          0             179
                                                          --------        --------

                  Total current assets                      39,976          37,441
                                                          --------        --------

PROPERTY AND EQUIPMENT, net
  Communications and computer equipment                     28,107          26,077
  Furniture and fixtures                                     4,999           4,579
  Leasehold improvements                                     2,165           2,147
                                                          --------        --------
                                                            35,271          32,803
  Less:  Accumulated depreciation and amortization         (14,550)        (13,359)
                                                          --------        --------
  Net property and equipment                                20,721         (19,444)
                                                          --------        --------

DEFERRED INCOME TAXES                                        3,409           3,315
                                                          --------        --------

OTHER ASSETS                                                 1,406           1,378
                                                          --------        --------

                                                          $ 65,512        $ 61,578
                                                          ========        ========




        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)



                                                                 March 31,      December 31,
                                                                   1998            1997
                                                                ----------     -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                $  1,918        $  1,386
  Current portion of capitalized lease obligations                      725             744
  Accounts payable                                                    6,093           5,823
  Accrued expenses                                                    4,859           3,959
                                                                   --------        --------

                  Total current liabilities                          13,595          11,912
                                                                   --------        --------


LONG-TERM DEBT                                                        6,582           4,799
                                                                   --------        --------
CAPITALIZED LEASE OBLIGATIONS                                         1,325           1,499
                                                                   --------        --------


SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                       --              --
  Common Stock, $0.01 par value, 40,000 shares authorized,
     11,542 and 11,542 shares issued and outstanding                    115             115
  Additional paid-in capital                                         49,258          49,258
  Deferred compensation                                                 (94)           (107)
  Accumulated deficit                                                (4,952)         (5,618)
  Cumulative translation adjustment                                    (317)           (280)
                                                                   --------        --------

                  Total shareholders' equity                         44,010          43,368
                                                                   --------        --------

                                                                   $ 65,512        $ 61,578
                                                                   ========        ========


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                          -----------------------------
                                                               1998            1997
                                                          ------------       ----------

NET REVENUES                                                 $ 27,020        $ 20,492

OPERATING EXPENSES:
  Cost of services                                             16,302          11,415
  Selling, general and administrative                           9,664           8,440
                                                             --------        --------
                                                               25,966          19,855
                                                             --------        --------

                  Operating income                              1,054             637

INTEREST INCOME, NET                                              (38)           (138)
                                                             --------        --------

                  Income before income taxes                    1,092             775

INCOME TAXES                                                      426             302
                                                             --------        --------
NET INCOME                                                   $    666        $    473
                                                             ========        ========


EARNINGS PER SHARE:
  Basic earnings per share                                   $   0.06        $   0.04
                                                             ========        ========
  Diluted earnings per share                                 $   0.06        $   0.04
                                                             ========        ========

  Shares used in computing basic earnings per share            11,542          11,554
                                                             ========        ========
  Shares used in computing diluted earnings per share          12,053          12,185
                                                             ========        ========



        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                             ------------------------
                                                                               1998           1997
                                                                             -------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $    666        $    473
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                             1,204             831
      (Increase) decrease in:
        Accounts receivable                                                    (3,316)         (1,865)
        Prepaid expenses and other                                               (614)           (559)
        Grant receivable                                                           24              74
        Deferred income taxes                                                      85              85
        Other assets                                                              (28)            (26)
        Increase (decrease) in:
            Accounts payable                                                      270             674
            Accrued expenses                                                      900           1,190
                                                                             --------        --------
                  Net cash provided by (used in) operating activities            (809)            877
                                                                             --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (2,468)         (3,055)
                                                                             --------        --------
                  Net cash used in investing activities                        (2,468)         (3,055)
                                                                             --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                  2,661             813
  Payments on long-term debt                                                     (346)            (58)
  Payments on capitalized lease obligations                                      (193)           (209)
  Proceeds from exercise of stock options                                        --                30
                                                                             --------        --------
                  Net cash provided by financing activities                     2,122             576

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
        AND CASH EQUIVALENTS                                                      (37)            (45)
                                                                             --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,192)         (1,647)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 17,711          18,298
                                                                             --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 16,519        $ 16,651
                                                                             ========        ========





        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1: BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 1997.

Note 2: EARNINGS PER SHARE

The Company has presented earnings per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share ("Basic EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock and Common stock equivalents outstanding for each period. For the three months ended March 31, 1998 and 1997, Common stock equivalents outstanding used in computing Diluted EPS were 511,000 and 631,000, respectively.

Note 3: RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that all components of comprehensive income be reported in the financial statements. SFAS No. 130 became effective for fiscal years beginning after December 15, 1997, with initial application as of the beginning of the Company's 1998 fiscal year. SFAS No. 130 requires reclassification of prior period financial statements to reflect application of the provisions of the new standard. For the three months ended March 31, 1998 and 1997, comprehensive income was as follows:

                                                           March 31,
                                                    ------------------------
                                                       1998           1997
                                                       ----           ----
      Net Income                                    $ 666,000      $ 473,000
      Foreign currency translation adjustments        (23,000)       (27,000)
                                                    ---------      ---------
      Comprehensive income                          $ 643,000      $ 446,000
                                                    ---------      ---------

Note 4: DEBT

On April 21, 1998, the Company and several of its subsidiaries entered into an agreement with two banks which provides for a $45.0 million line of credit (the "1998 Credit Agreement"). The 1998 Credit Agreement can be drawn upon through April 21, 2001. Borrowings may be used for acquisitions, working capital, capital expenditures, and other corporate purposes. Interest is calculated at a variable rate. Borrowing are secured by the Company's accounts receivable and certain fixed assets. The Company is required to maintain certain financial ratios and a specified level of net worth, as defined, and payments of dividends and repurchases of stock are limited.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998




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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997:

         Net Revenues. Net revenues increased 32% to $27.0 million for the three months ended March 31, 1998 from $20.5 million for the three months ended March 31, 1997 resulting from continued strong growth from financial services, telecommunications, and health care clients. Revenues from the TeleServices division increased 29% to $20.6 million for the three months ended March 31, 1998 from $16.0 million in the three months ended March 31, 1997 resulting from continued strong growth in the domestic markets. Domestic TeleServices revenues grew 38% to $18.0 million in 1998 from $13.0 million in 1997 primarily as a result of growth in the financial services, telecommunications, and health care industries. (Domestic TeleServices revenues and Marketing Services revenues have been restated for the move of our health care unit, Medical Marketing Services, from the Domestic TeleServices division to the Marketing Services division.) International TeleServices revenues were $2.8 million in 1998 versus $3.0 million in 1997 due to a 50% increase in European revenues which was offset by reduced revenues from ICT Canada and ICT Spantel due to timing differences on certain telecommunications projects. Marketing Services revenues increased 35% to $4.1 million in 1998 from $3.0 million in 1997 as each of its three business units achieved double digit growth. Management Services revenues increased 53% to $2.3 million in 1998 from $1.5 million in 1997 reflecting the addition and expansion of several customer service contracts.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 43% to $16.3 million for the three months ended March 31, 1998 from $11.4 million in the three months ended March 31, 1997. This increase is primarily the result of increased direct labor force and telecommunication costs required to support the increased revenue volume.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 15% to $9.7 million for the three months ended March 31, 1998 from $8.4 million for the three months ended March 31, 1997 due to increased numbers of call centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses declined to 36% in the first quarter of 1998 from 41% in the same quarter of 1997 as the Company has better managed the timing of opening additional call centers and adding workstation capacity; consolidated certain call centers into larger centers, spread fixed costs of operations over larger centers and generally managed fixed expenses to support a larger revenue base.

         Interest Income, net. Net interest income of $38,000 and $138,000 in the first quarter of 1998 and 1997, respectively, reflects the investment of funds obtained through the Company's initial public offering partially offset by interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion. The decrease in net interest income is the result of increased average outstanding balances on the equipment line of credit and decreased average invested funds in 1998 as compared to 1997. In 1998, the Company intends to finance capital equipment purchases under its equipment line of credit. In the first quarter of 1998, the Company borrowed approximately $2.7 million under its equipment line.

         Provision for Income Taxes. Provision for income taxes increased $124,000 to $426,000 for the first quarter of 1998 from $302,000 in the first quarter of 1997. For the first quarter of 1998 and 1997, the provision for income taxes was approximately 39% of income before taxes.

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

Liquidity and Capital Resources

         Cash used in operating activities was $809,000 for the three months ended March 31, 1998 versus $877,000 of cash provided by operating activities for the three months ended March 31, 1997. The approximate $1.7 million decrease resulted from increased working capital requirements.

         Cash used in investing activities was $2.5 million for the three months ended March 31, 1998 compared to $3.1 million for the first quarter of 1997. The $2.5 million of capital expenditures is primarily attributable to an increase in the number of workstations to 2,678 at March 31, 1998 from 2,520 at December 31, 1997, upgraded telephony equipment and continued development and implementation of Oracle and IMA/Edge Software.

         Cash provided by financing activities increased to $2.1 million for the three months ended March 31, 1998 from $576,000 for the comparable 1997 period. In 1998, the Company borrowed $2.7 million from its equipment line of credit to fund its capital expenditures.

The Company's telemarketing activities will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit and through capitalized lease obligations with various equipment vendors and lending institutions. The lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at March 31, 1998 were $2.1 million. In 1998, the Company signed a three year, $45 million credit agreement (the "1998 Credit Agreement") with BankBoston, N.A. and Summit Bancorp as discussed in Note
2. At March 31, 1998, outstanding obligations under the equipment line of credit were $8.5 million.

         The Company believes that cash flows generated from operations, together with the remaining net proceeds from the June 1996 initial public offering and funds available under the 1998 Credit Agreement will be sufficient to finance its current operations and planned capital expenditures at least through 1998.


FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the company's expansion plans and the opportunities available to the Company to expand its business, the financing of capital equipment purchases, variations in operating results, and liquidity and capital resources, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

         The most important factors that could prevent the Company from achieving its goals--and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements--include, in addition to those discussed in the Company's final prospectus filed with the Securities and Exchange Commission on June 17, 1996 pursuant to Rule 424(b) of the Securities Act of 1933, the following: (i) The competitive nature of the telemarketing industry and the ability of the Company to continue to distinguish its services from other telemarketing companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) Economic conditions which could alter the desire of businesses to outsource certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iii) The ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy; (iv) Risks associated with investments and operations in foreign countries including, but not limited to, those related to local economic conditions, exchange rate fluctuations, local regulatory requirements, political factors, generally higher telecommunication costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (v) Technology risks including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive; (vi) The ability of the Company to successfully identify, complete and integrate strategic acquisitions that expand or complement its business; and (vii) The results of operations which depend on numerous factors including, but not limited to, the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the telemarketing industry and the overall economy.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the company's initial public offering. The defendants believe the complaint is without merit and deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. The motion has the effect of a stay of discovery and all other proceedings while it is pending. A pretrial conference was held on March 30, 1998, at which time the court heard oral arguments on the motion. The motion is currently pending.


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

              10.13 Credit Agreement dated as of April 21, 1998 among the Registrant, Eurotel Marketing Limited, Yardley Enterprises, Inc, Harvest Resources, Inc., ICT/Canada Marketing, Inc., BankBoston, N.A., and Summit Bank.

              10.14 Security Agreement dated as of April 21, 1998 between the Registrant and BankBoston, N.A.

              27       Financial Data Schedule


         (b) The registrant was not required to file any reports on Form 8-K for the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     ICT GROUP, INC.



Date:    May 12, 1998                 By: /s/ John J. Brennan
                                         -------------------
                                             John J. Brennan
                                             Chairman, President and
                                             Chief Executive Officer

Date:    May 12, 1998                 By: /s/ Carl E. Smith
                                         -----------------
                                             Carl E. Smith
                                             Senior Vice President,
                                             Finance and Administration
                                             Chief Financial Officer