Form 10-Q
period 1998-06-30
ICT GROUP INC
filed 1998-08-14
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ___________________ to ___________________.

                         Commission File Number: 0-20807
                                                 -------

                                 ICT GROUP, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                     23-2458937
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  800 Town Center Drive, Langhorne PA                          19047
----------------------------------------            ----------------------------
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

                             Yes    X      No
                                   ---          ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Common Shares, $0.01 par value, 11,572,825 shares outstanding as of August 3, 1998.

                                 ICT GROUP, INC.

                                      INDEX


PART 1                        FINANCIAL INFORMATION                         PAGE


  Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

           Consolidated Balance Sheets -
             June 30, 1998 and December 31, 1997                             3

           Consolidated Statements of Operations -
             Three months and six months ended
             June 30, 1998 and 1997                                          5

           Consolidated Statements of Cash Flows -
             Six months ended June 30, 1998 and 1997                         6

           Notes to Consolidated Financial Statements                        7


  Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   8


PART II                    OTHER INFORMATION


 Item 1   LEGAL PROCEEDINGS                                                 13

 Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                         13

 Item 6   EXHIBITS AND REPORTS ON FORM 8-K                                  13


SIGNATURES                                                                  14

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                         June 30,       December 31,
                                                                           1998             1997
                                                                         -------        ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $14,029          $17,711
  Accounts receivable, net                                                23,119           17,684
  Grant receivable                                                         1,320              788
  Prepaid expenses and other                                               2,526            1,079
  Deferred income taxes                                                      179              179
                                                                         -------          -------
       Total current assets                                               41,173           37,441
                                                                         -------          -------
PROPERTY AND EQUIPMENT, net
  Communications and computer equipment                                   31,072           26,077
  Furniture and fixtures                                                   5,890            4,579
  Leasehold improvements                                                   2,176            2,147
                                                                         -------          -------
                                                                          39,138           32,803
  Less:  Accumulated depreciation and amortization                       (15,764)         (13,359)
                                                                         -------          -------
  Net property and equipment                                              23,374           19,444
                                                                         -------          -------

DEFERRED INCOME TAXES                                                      3,315            3,315
                                                                         -------          -------

OTHER ASSETS                                                               1,655            1,378
                                                                         -------          -------

                                                                         $69,517          $61,578
                                                                         =======          =======


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                       June 30,         December 31,
                                                                         1998               1997
                                                                       --------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                       $1,908             $1,386
  Current portion of capitalized lease obligations                           705                744
  Accounts payable                                                         8,358              5,823
  Accrued expenses                                                         3,685              3,959
                                                                         -------            -------
     Total current liabilities                                            14,656             11,912
                                                                         -------            -------

LONG-TERM DEBT                                                             9,592              4,799
                                                                         -------            -------
CAPITALIZED LEASE OBLIGATIONS                                              1,165              1,499
                                                                         -------            -------


SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                              --                 --
  Common Stock, $0.01 par value, 40,000 shares authorized,
     11,573 and 11,542 shares issued and outstanding                         116                115
  Additional paid-in capital                                              49,261             49,258
  Deferred compensation                                                      (81)              (107)
  Accumulated deficit                                                     (4,708)            (5,618)
  Cumulative translation adjustment                                         (484)              (280)
                                                                         -------            -------

        Total shareholders' equity                                        44,104             43,368
                                                                         -------            -------
                                                                         $69,517            $61,578
                                                                         =======            =======



        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                         -----------------------           ---------------------
                                                           1998           1997              1998          1997
                                                         -------        --------           -------      --------

NET REVENUES                                             $27,898         $22,865           $54,918       $43,357
                                                         -------         -------           -------       -------
OPERATING EXPENSES:
  Cost of services                                        16,404          12,756            32,706        24,171
  Selling, general and administrative                     11,034           9,256            20,698        17,696
                                                         -------         -------           -------       -------
                                                          27,438          22,012            53,404        41,867
                                                         -------         -------           -------       -------

      Operating income                                       460             853             1,514         1,490

INTEREST EXPENSE  (INCOME), NET                               62            (129)               24          (267)
                                                         -------         -------           -------       -------

      Income before income taxes                             398             982             1,490         1,757

INCOME TAXES                                                 154             386               580           688
                                                         -------         -------           -------       -------
NET INCOME                                                  $244            $596              $910        $1,069
                                                         =======         =======           =======       =======


EARNINGS PER SHARE:
   Basic earnings per share                                $0.02           $0.05             $0.08         $0.09
                                                         =======         =======           =======       =======
   Diluted earnings per share                              $0.02           $0.05             $0.08         $0.09
                                                         =======         =======           =======       =======

   Shares used in computing basic earnings per share      11,562          11,542            11,548        11,542
                                                         =======         =======           =======       =======

   Shares used in computing diluted earnings per share    12,022          12,034            12,033        12,031
                                                         =======         =======           =======       =======




        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                        Six Months Ended
                                                                            June 30,
                                                                        -----------------
                                                                        1998         1997
                                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $910       $1,069
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                     2,431        1,816
      (Increase) decrease in:
        Accounts receivable                                            (5,435)      (2,820)
        Prepaid expenses and other                                     (1,447)        (677)
        Grant receivable                                                 (532)          (2)
        Other assets                                                     (277)        (121)
      Increase (decrease) in:
        Accounts payable                                                2,535        1,119
        Accrued expenses                                                 (274)       1,189
                                                                       -------     -------

          Net cash provided by (used in) operating activities          (2,089)       1,573
                                                                       -------     -------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (6,335)      (5,433)
                                                                       -------     -------

          Net cash used in investing activities                        (6,335)      (5,433)
                                                                       -------     -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                           5,671       2,915
  Payments on long-term debt                                              (356)       (171)
  Payments on capitalized lease obligations                               (373)       (416)
  Proceeds from exercise of stock options                                    4           4
                                                                       -------     -------

          Net cash provided by financing activities                      4,946       2,332
                                                                       -------     -------

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
        AND CASH EQUIVALENTS                                              (204)       (159)
                                                                       -------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (3,682)     (1,687)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          17,711      18,298
                                                                       -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $14,029     $16,611
                                                                       =======     =======




The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 1997.

Note 2:  EARNINGS PER SHARE

The Company has presented earnings per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share ("Basic EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common Stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding for each period. For the six months ended June 30, 1998 and 1997, Common Stock equivalents outstanding used in computing Diluted EPS were 485,000 and 489,000, respectively. For the three and six months ended June 30, 1998 and 1997, Common Stock equivalents outstanding used in computing Diluted EPS were 460,000 and 492,000, respectively.

Note 3:  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that all components of comprehensive income be reported in the financial statements. SFAS No. 130 became effective for fiscal years beginning after December 15, 1997, with initial application as of the beginning of the Company's 1998 fiscal year. SFAS No. 130 requires reclassification of prior period financial statements to reflect application of the provisions of the new standard. For the three and six months ended June 30, 1998 and 1997, comprehensive income was as follows:


                                              3 Months Ended                 6 Months Ended
                                                 June 30,                        June 30,
                                           ----------------------      -------------------------
                                             1998          1997           1998           1997
                                           --------     ---------       --------        -------
Net Income                                 $244,000     $596,000        $910,000      $1,069,000
Foreign currency translation adjustments   (101,000)     (43,000)       (124,000)        (70,000)
                                           --------      --------       --------      ----------
Comprehensive income                       $143,000     $553,000        $786,000      $  999,000
                                           --------     --------        --------      ----------

Note 4:  DEBT

On April 21, 1998, the Company and several of its subsidiaries entered into an agreement with two banks under which the Company obtained a line of credit for an aggregate of $45.0 million (the "1998 Line of Credit "). The 1998 Line of Credit can be drawn upon through April 21, 2001. Borrowings may be used for acquisitions, working capital, capital expenditures, and other corporate purposes. Interest is calculated at a variable rate(7.75% at June 30, 1998). Borrowings are secured by the Company's accounts receivable and certain fixed assets. The Company is required to maintain certain financial ratios and a specified level of net worth, as defined, and payments of dividends and repurchases of stock are limited. Borrowings under the 1998 Line of Credit totaled $11.5 million at June 30, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998




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

         The Company has broadened its market position from its original outbound consumer telemarketing orientation to its present range of call center services through both internal growth and a series of strategic acquisitions. The Company's growth strategy includes the following key elements:


         |_|      Pursue Outsourced Call Center Management Opportunities
         |_|      Increase International Presence
         |_|      Develop Strategic Alliances and Acquisitions
         |_|      Expand Value-Added Marketing Services
         |_|      Maintain Industry Specialization
         |_|      Technology Investment
         |_|      Continue Commitment to Quality Service

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997:

         Net Revenues. Net revenues increased 22% to $27.9 million for the three months ended June 30, 1998 from $22.9 million for the three months ended June 30, 1997 resulting from continued growth primarily from financial services clients. Revenues from the TeleServices division increased 15% to $21.0 million for the three months ended June 30, 1998 from $18.3 million in the three months ended June 30, 1997 resulting from continued growth in the domestic markets. Domestic TeleServices revenues grew 22% to $18.1 million in 1998 from $14.8 million in 1997 primarily as a result of growth in the financial services industry. (1997 Domestic TeleServices revenues and Marketing Services revenues have been restated for the move of our health care unit, Medical Marketing Services, from the Domestic TeleServices division to the Marketing Services division.) International TeleServices revenues declined to $2.9 million in 1998 from $3.4 million in 1997 primarily due to reduced revenues from ICT Canada. Marketing Services revenues increased 32% to $4.4 million in 1998 from $3.3 million in 1997. Management Services revenues increased 100% to $2.6 million in 1998 from $1.3 million in 1997 reflecting the addition and expansion of several customer service contracts.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 29% to $16.4 million for the three months ended June 30, 1998 from $12.8 million in the three months ended June 30, 1997. This increase is primarily the result of the cost of the direct labor force required to support the increased revenue volume. Also, the favorable economic climate and historically low unemployment levels have made it difficult for the Company to attract and retain sufficient call center staff to support the volume of business available from our clients. The Company's effective pay rate increased during the second quarter as overtime and other incentives were paid to increase production hours from existing telephone sales and customer service representatives.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 19% to $11.0 million for the three months ended June 30, 1998 from $9.3 million for the three months ended June 30, 1997 due to increased numbers of call centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses declined approximately 1% from the second quarter of 1997 to 1998 due to the timing of the opening of additional call centers and adding workstation capacity, consolidating certain call centers into larger centers, and spreading fixed costs of operations over larger centers, and generally controlling fixed expenses to support a larger revenue base.

         Interest Income, net. Net interest expense of $62,000 versus net interest income of $129,000 in the second quarter of 1998 and 1997, respectively, reflects the interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion offset by investment income. The decrease in net interest income is the result of increased average outstanding balances on the equipment line of credit and decreased average invested funds in 1998 as compared to 1997. In 1998, the Company intends to finance capital equipment purchases under its equipment line of credit. In the second quarter of 1998, the Company borrowed approximately $3.0 million under its equipment line.

         Provision for Income Taxes. Provision for income taxes decreased $232,000 to $154,000 for the second quarter of 1998 from $386,000 in the second quarter of 1997. For the second quarter of 1998 and 1997, the provision for income taxes was approximately 39% of income before taxes.

Six Months Ended June 30, 1998 and 1997:

         Net Revenues. Net revenues increased 27% to $54.9 million for the six months ended June 30, 1998 from $43.4 million for the six months ended June 30, 1997 resulting from continued strong growth from financial services clients. Revenues from the TeleServices division increased 22% to $41.7 million for the six months ended June 30, 1998 from $34.2 million in the six months ended June 30, 1997 resulting from continued strong growth in the domestic markets. Domestic TeleServices revenues grew 29% to $35.9 million in 1998 from $27.8 million in 1997 primarily as a result of growth in the financial services and telecommunications industries. (1997 Domestic TeleServices revenues and Marketing Services revenues have been restated for the move of our health care unit, Medical Marketing Services, from the Domestic TeleServices division to the Marketing Services division.) International TeleServices revenues were $5.8 million in 1998, down from $6.4 million in 1997 primarily due to reduced revenues from ICT Canada. Marketing Services revenues increased 33% to $8.4 million in 1998 from $6.3 million in 1997. Management Services revenues increased 72% to $4.8 million in 1998 from $2.8 million in 1997 reflecting the addition and expansion of several customer service contracts.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 35% to $32.7 million for the six months ended June 30, 1998 from $24.1 million in the six months ended June 30, 1997. This increase is a result of the cost of the increased direct labor force required to support the increased revenue volume. Also, the favorable economic climate and historically low unemployment levels have made it difficult for the Company to attract and retain sufficient call center staff to support the volume of business available from our clients. The Company's effective pay rate increased during the second quarter as overtime and other incentives were paid to increase production hours from existing telephone sales and customer service representatives.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 17% to $20.7 million for the six months ended June 30, 1998 from $17.7 million for the six months ended June 30, 1997 due to increased numbers of call centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses declined approximately 3% from the first six months of 1997 to 1998 due to the timing of opening of additional call centers and adding workstation capacity, consolidating certain call centers into larger centers, and spreading fixed costs of operations over larger centers, and generally controlling fixed expenses to support a larger revenue base.

         Interest Income, net. Net interest expense of $24,000 versus net interest income of $267,000 in the first six months of 1998 and 1997, respectively, reflects the interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion offset by investment income. The decrease in net interest income is the result of increased average outstanding balances on the equipment line of credit and decreased average invested funds in 1998 as compared to 1997. In 1998, the Company intends to finance capital equipment purchases under its equipment line of credit. In the first six months of 1998, the Company borrowed approximately $5.7 million under its equipment line.

         Provision for Income Taxes. Provision for income taxes decreased $108,000 to $580,000 for the first six months of 1998 from $688,000 in the first six months of 1997. For the first six months of 1998 and 1997, the provision for income taxes was approximately 39% of income before taxes.

Quarterly Results and Seasonality

         The Company has experienced and expects to continue to experience significant quarterly variations in operating results, principally as a result of the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of new business units and the competitive conditions in the telemarketing industry. The favorable economic climate and historically low unemployment levels have made it difficult for the Company to attract sufficient call center staff. Improvement in the results of operations are dependent on the ability to attract and retain sufficient call center staff.

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

As a result of the favorable economic climate, the Company anticipates it will continue to experience increased labor and additional capacity costs to deliver its services during the balance of 1998. It has accelerated the opening of two new call centers early in the third quarter and intends to open two more call centers later in the third quarter. The Company believes it will offset some of the increased costs through the implementation of technology improvements within its operations and will be reviewing the pricing and terms of existing and prospective contracts and the markets we serve with the intent to further offset the increased costs of delivering teleservices.

Liquidity and Capital Resources

         Cash used in operating activities was $2.1 million for the six months ended June 30, 1998 versus $1.6 million of cash provided by operating activities for the six months ended June 30, 1997. The approximate $3.7 million decrease resulted from increased working capital requirements as the Company's revenues continue to grow. The increase in accounts receivable was primarily due to the timing of cash collections at quarter end.

         Cash used in investing activities was $6.3 million for the six months ended June 30, 1998 compared to $5.4 million for the six months ended June 30,1997. The $6.3 million of capital expenditures is primarily attributable to an increase in the number of workstations to 3,096 at June 30, 1998 from 2,520 at December 31, 1997, upgraded telephony equipment, the implementation of digital recording technology, and continued development and implementation of Oracle and IMA/Edge Software.

         Cash provided by financing activities increased to $4.9 million for the six months ended June 30, 1998 from $2.3 million for the comparable 1997 period. In the first six months of 1998, the Company borrowed $5.7 million from its equipment line of credit to fund its capital expenditures.

         The Company's telemarketing activities will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit and through capitalized lease obligations with various equipment vendors and lending institutions. The lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at June 30, 1998 were $1.9 million. In 1998, the Company signed a three year, $45 million credit agreement with BankBoston, N.A. and Summit Bancorp as discussed in Note 4. At June 30, 1998, outstanding obligations under the 1998 Line of Credit were $11.5 million.

         The Company believes that cash on hand, together with cash flow generated from operations and funds available under the 1998 Line of Credit will be sufficient to finance its current operations and planned capital expenditures at least through 1998.

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


FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the company's expansion plans and the opportunities available to the Company to expand its business, the financing of capital equipment purchases, variations in operating results, increased labor and capacity costs, the timing of opening new call centers, the offset of costs through technology improvements and pricing structures, and liquidity and capital resources, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the company's initial public offering. The defendants believe the complaint is without merit and deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. The motion has the effect of a stay of discovery and all other proceedings while it is pending. A pretrial conference was held on March 30, 1998, at which time the court heard oral arguments on the motion. On May 19, 1998 the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania. On June 22, 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the Amended Complaint is without merit and are vigorously defending the suit. Defendants filed a motion to dismiss on July 6, 1998. On July 28, 1998, the court denied the motion without prejudice to raising the arguments at a later stage in the litigation. Defendants filed a motion for reconsideration on August 3, 1998.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's 1998 Annual Meeting of Shareholders was held on May 19, 1998. At the meeting, the following items were submitted to a vote of shareholders.

         (A) The following nominee was elected to serve on the Board of
             Directors:

             Name of Nominee         Votes Cast For            Votes Withheld
             ---------------         --------------            --------------
             Bernard Somers           10,853,715                  10,465

             Donald P. Brennan is a director continuing in office with his term expiring in 1999. John J. Brennan and John A. Stoops are directors continuing in office with their terms expiring in 2000.

         (B) The appointment of Arthur Andersen LLP as independent public accountants of the company for 1998 was ratified with 10,847,680 votes for, 13,475 votes against and 3,025 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

                27  Financial Data Schedule

         (b) The registrant was not required to file any reports on Form 8-K for the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                              ICT GROUP, INC.



Date:    August 13, 1998                       By: /s/ John J. Brennan
                                                   -------------------
                                                   John J. Brennan
                                                   Chairman, President and
                                                   Chief Executive Officer

Date:    August 13, 1998                        By: /s/ Carl E. Smith
                                                    -----------------
                                                    Carl E. Smith
                                                    Senior Vice President,
                                                    Finance and Administration
                                                    Chief Financial Officer