Form 10-Q
period 1998-09-30
ICT GROUP INC
filed 1998-11-16
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1998 or

         [   ]    Transition report pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

                  For the transition period from _________ to __________.

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

                    800 Town Center Drive, Langhorne PA 19047
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  215-757-0200
                   -------------------------------------------
       Registrant's telephone number,tstanding as of including area code.


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

         Common Shares, $0.01 par value, 11,597,275 shares outstanding as of November 5, 1998.

                                 ICT GROUP, INC.

                                      INDEX


PART 1                        FINANCIAL INFORMATION                       PAGE


         Item 1      CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     Consolidated Balance Sheets -
                       September 30, 1998 and December 31, 1997              3

                     Consolidated Statements of Operations -
                       Three months and nine months ended
                       September 30, 1998 and 1997                           5

                     Consolidated Statements of Cash Flows -
                       Nine months ended September 30, 1998 and 1997         6

                     Notes to Consolidated Financial Statements              7


         Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS         8


PART II              OTHER INFORMATION


         Item 1      LEGAL PROCEEDINGS                                      14


         Item 6      EXHIBITS AND REPORTS ON FORM 8-K                       14


SIGNATURES                                                                  15

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                        September 30,        December 31,
                                                            1998                1997
                                                        ------------         -----------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $ 14,199            $ 17,711
  Accounts receivable, net                                  25,083              17,684
  Grant receivable                                             631                 788
  Prepaid expenses and other                                 2,159               1,079
  Deferred income taxes                                        179                 179
                                                          --------            --------

            Total current assets                            42,251              37,441
                                                          --------            --------

PROPERTY AND EQUIPMENT, net
  Communications and computer equipment                     36,834              26,077
  Furniture and fixtures                                     6,725               4,579
  Leasehold improvements                                     2,222               2,147
                                                          --------            --------
                                                            45,781              32,803
  Less:  Accumulated depreciation and amortization         (17,298)            (13,359)
                                                          --------            --------
  Net property and equipment                                28,483              19,444
                                                          --------            --------

DEFERRED INCOME TAXES                                        3,315               3,315
                                                          --------            --------

OTHER ASSETS                                                 1,702               1,378
                                                          --------            --------

                                                          $ 75,751            $ 61,578
                                                          ========            ========



        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)



                                                                 September 30,        December 31,
                                                                     1998                1997
                                                                 ------------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                 $  2,667           $  1,386
  Current portion of capitalized lease obligations                       685                744
  Accounts payable                                                     8,955              5,823
  Accrued expenses                                                     4,222              3,959
                                                                    --------           --------

                         Total current liabilities                    16,529             11,912
                                                                    --------           --------


LONG-TERM DEBT                                                        13,333              4,799
                                                                    --------           --------
CAPITALIZED LEASE OBLIGATIONS                                          1,001              1,499
                                                                    --------           --------


SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                        --                 --
  Common Stock, $0.01 par value, 40,000 shares authorized,
     11,581 and 11,542 shares issued and outstanding                     116                115
  Additional paid-in capital                                          49,263             49,258
  Deferred compensation                                                  (67)              (107)
  Accumulated deficit                                                 (4,140)            (5,618)
  Cumulative translation adjustment                                     (284)              (280)
                                                                    --------           --------

                         Total shareholders' equity                   44,888             43,368
                                                                    --------           --------

                                                                    $ 75,751           $ 61,578
                                                                    ========           ========




        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended      Nine Months Ended
                                                            September 30,           September 30,
                                                         --------------------   --------------------
                                                            1998      1997        1998       1997
                                                         --------   --------    --------   --------
NET REVENUES                                             $ 30,664   $ 21,715    $ 85,582   $ 65,072
                                                         --------   --------    --------   --------

OPERATING EXPENSES:
  Cost of services                                         17,298     11,690      50,004     35,861
  Selling, general and administrative                      12,256      8,986      32,954     26,682
                                                         --------   --------    --------   --------
                                                           29,554     20,676      82,958     62,543
                                                         --------   --------    --------   --------

                   Operating income                         1,110      1,039       2,624      2,529

INTEREST EXPENSE  (INCOME), NET                               180        (77)        204       (344)
                                                         --------   --------    --------   --------

                   Income before income taxes                 930      1,116       2,420      2,873

INCOME TAXES                                                  363        435         943      1,123
                                                         --------   --------    --------   --------
NET INCOME                                               $    567   $    681    $  1,477   $  1,750
                                                         ========   ========    ========   ========



EARNINGS PER SHARE:
   Basic earnings per share                              $   0.05   $   0.06    $   0.13   $   0.15
                                                         ========   ========    ========   ========
   Diluted earnings per share                            $   0.05   $   0.06    $   0.12   $   0.15
                                                         ========   ========    ========   ========

   Shares used in computing basic earnings per share       11,577     11,542      11,560     11,542
                                                         ========   ========    ========   ========
   Shares used in computing diluted earnings per share     12,014     12,056      11,998     12,040
                                                         ========   ========    ========   ========



        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                     --------------------
                                                                       1998         1997
                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  1,477    $  1,750
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     3,980       2,842
      (Increase) decrease in:
        Accounts receivable                                            (7,399)     (2,018)
        Prepaid expenses and other                                     (1,080)     (1,191)
        Grant receivable                                                  157         (77)
        Other assets                                                     (324)         26
      Increase in:
        Accounts payable                                                3,132       1,109
        Accrued expenses                                                  263         684
                                                                     --------    --------
                         Net cash provided by operating activities        206       3,125
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (12,978)     (8,983)
                                                                     --------    --------
                         Net cash used in investing activities        (12,978)     (8,983)
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                         10,171       5,515
  Payments on long-term debt                                             (356)       (368)
  Payments on capitalized lease obligations                              (557)       (581)
  Proceeds from exercise of stock options                                   6           4
                                                                     --------    --------
                         Net cash provided by financing activities      9,264       4,570
                                                                     --------    --------

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
        AND CASH EQUIVALENTS                                               (4)       (223)
                                                                     --------    --------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                            (3,512)     (1,511)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         17,711      18,298
                                                                     --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 14,199    $ 16,787
                                                                     ========    ========



        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 1997.

Note 2:  EARNINGS PER SHARE

The Company has presented earnings per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share ("Basic EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common Stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding for each period. For the nine months ended September 30, 1998 and 1997, Common Stock equivalents outstanding used in computing Diluted EPS were 438,000 and 498,000, respectively. For the three months ended September 30, 1998 and 1997, Common Stock equivalents outstanding used in computing Diluted EPS were 437,000 and 514,000, respectively.

Note 3:  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that all components of comprehensive income be reported in the financial statements. SFAS No. 130 became effective for fiscal years beginning after December 15, 1997, with initial application as of the beginning of the Company's 1998 fiscal year. SFAS No. 130 requires reclassification of prior period financial statements to reflect application of the provisions of the new standard. For the three and nine months ended September 30, 1998 and 1997, comprehensive income was as follows:

                                                  3 Months Ended              9 Months Ended
                                                   September 30,               September 30,
                                            ------------------------    ---------------------------
                                              1998           1997          1998           1997
                                           -----------   -----------    -----------    -----------
Net Income                                 $   567,000   $   681,000    $ 1,477,000    $ 1,750,000
Foreign currency translation adjustments       122,000       (39,000)        (2,000)      (136,000)
                                           -----------   -----------    -----------    -----------
Comprehensive income                       $   689,000   $   642,000    $ 1,475,000    $ 1,614,000
                                           -----------   -----------    -----------    -----------


Note 4:  DEBT

On April 21, 1998, the Company and several of its subsidiaries entered into an agreement with two banks under which the Company obtained a line of credit for an aggregate of $45.0 million (the "1998 Line of Credit "). The 1998 Line of Credit can be drawn upon through April 21, 2001. Borrowings may be used for acquisitions, working capital, capital expenditures, and other corporate purposes. Interest is calculated at a variable rate (7.25% at September 30, 1998). Borrowings are secured by the Company's accounts receivable and certain fixed assets. The Company is required to maintain certain financial ratios and a specified level of net worth, as defined, and payments of dividends and repurchases of stock are limited. Borrowings under the 1998 Line of Credit totaled $16.0 million at September 30, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998




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

         The Company has broadened its market position from its original outbound consumer telemarketing orientation to its present range of call center services through both internal growth and a series of strategic acquisitions. The Company's growth strategy includes the following key elements:


         |_|      Pursue Outsourced Call Center Management Opportunities
         |_|      Increase International Presence
         |_|      Develop Strategic Alliances and Acquisitions
         |_|      Expand Value-Added Marketing Services
         |_|      Focus On Industry Specialization
         |_|      Maintain Technology Investment
         |_|      Continue Commitment to Quality Service

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997:

         Net Revenues. Net revenues increased 41% to $30.7 million for the three months ended September 30, 1998 from $21.7 million for the three months ended September 30, 1997 resulting from continued growth primarily from financial services, telecommunications, and energy services clients. Revenues from the TeleServices division increased 35% to $22.9 million for the three months ended September 30, 1998 from $16.9 million in the three months ended September 30, 1997 resulting from continued growth in the domestic markets. Domestic TeleServices revenues grew 43% to $19.6 million in 1998 from $13.7 million in 1997. (1997 Domestic TeleServices revenues and Marketing Services revenues have been restated for the move of our health care unit, Medical Marketing Services, from the Domestic TeleServices division to the Marketing Services division.) International TeleServices revenues rose to $3.3 million in 1998 from $3.2 million in 1997 as higher revenues from Spantel, our Hispanic teleservices business unit, were partially offset by reduced revenues from ICT Canada. Marketing Services revenues increased 26% to $4.5 million in 1998 from $3.6 million in 1997. Management Services revenues increased 165% to $3.3 million in 1998 from $1.3 million in 1997 reflecting the addition and expansion of several customer care contracts.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 48% to $17.3 million for the three months ended September 30, 1998 from $11.7 million in the three months ended September 30, 1997. The amount of increase relative to net revenue growth is primarily the result of business mix and higher costs for the direct labor force required to support the increased revenue volume.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 36% to $12.3 million for the three months ended September 30, 1998 from $9.0 million for the three months ended September 30, 1997 due to increased numbers of call centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses declined approximately 1% from the third quarter of 1997 to 1998 due to the timing of the opening of additional call centers and adding workstation capacity, consolidating certain call centers into larger centers, and spreading fixed costs of operations over larger centers, and generally controlling fixed expenses to support a larger revenue base.

         Interest Expense, net. Net interest expense of $180,000 versus net interest income of $77,000 in the third quarter of 1998 and 1997, respectively, reflects the interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion offset by investment income. The increase in net interest expense is the result of increased average outstanding balances on the equipment line of credit and decreased average invested funds in 1998 as compared to 1997. In 1998, the Company intends to finance capital equipment purchases under its equipment line of credit. In the third quarter of 1998, the Company borrowed $4.5 million under its equipment line.

         Income Taxes. Income taxes decreased $72,000 to $363,000 for the third quarter of 1998 from $435,000 in the third quarter of 1997. For the third quarter of 1998 and 1997, the provision for income taxes was approximately 39% of income before income taxes.

Nine Months Ended September 30, 1998 and 1997:

         Net Revenues. Net revenues increased 32% to $85.6 million for the nine months ended September 30, 1998 from $65.1 million for the nine months ended September 30, 1997 resulting from continued strong growth from financial services clients. Revenues from the TeleServices division increased 26% to $64.5 million for the nine months ended September 30, 1998 from $51.2 million in the nine months ended September 30, 1997 resulting from continued strong growth in the domestic markets. Domestic TeleServices revenues grew 34% to $55.5 million in 1998 from $41.5 million in 1997 primarily as a result of growth in the financial services and telecommunications industries. (1997 Domestic TeleServices revenues and Marketing Services revenues have been restated for the move of our health care unit, Medical Marketing Services, from the Domestic TeleServices division to the Marketing Services division.) International TeleServices revenues were $9.0 million in 1998, down from $9.6 million in 1997 primarily due to reduced revenues from ICT Canada. Marketing Services revenues increased 31% to $12.9 million in 1998 from $9.9 million in 1997. Management Services revenues increased 101% to $8.1 million in 1998 from $4.1 million in 1997 reflecting the addition and expansion of several customer care contracts.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 39% to $50.0 million for the nine months ended September 30, 1998 from $35.9 million in the nine months ended September 30, 1997. This increase is a result of the cost of the increased direct labor force and telecommunication costs required to support the increased revenue volume.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 24% to $33.0 million for the nine months ended September 30, 1998 from $26.7 million for the nine months ended September 30, 1997 due to increased numbers of call centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses declined approximately 2% from the first nine months of 1997 versus the same period in 1998 due to the timing of opening of additional call centers and adding workstation capacity, consolidating certain call centers into larger centers, and spreading fixed costs of operations over larger centers, and generally controlling fixed expenses to support a larger revenue base.

         Interest Expense, net. Net interest expense of $204,000 versus net interest income of $344,000 in the first nine months of 1998 and 1997, respectively, reflects the interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion offset by investment income. The increase in net interest expense is the result of increased average outstanding balances on the equipment line of credit and decreased average invested funds in 1998 as compared to 1997. In 1998, the Company intends to finance capital equipment purchases under its equipment line of credit. In the first nine months of 1998, the Company borrowed approximately $10.2 million under its equipment line.

         Income Taxes. Income taxes decreased $180,000 to $943,000 for the first nine months of 1998 from $1,123,000 in the first nine months of 1997. For the first nine months of 1998 and 1997, the provision for income taxes was approximately 39% of income before income taxes.

Quarterly Results and Seasonality

         The Company has experienced and expects to continue to experience significant quarterly variations in operating results, principally as a result of the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of new business units and the competitive conditions in the telemarketing industry. The favorable economic climate and historically low unemployment levels in 1998 have made it more difficult this year for the Company to attract sufficient call center staff. Improvement in the results of operations are dependent on the ability to attract and retain sufficient call center staff.

         The Company's business tends to be strongest in the fourth quarter due to the high level of client telemarketing activity prior to the holiday season. In the first quarter, business generally levels off or slows from the previous quarter as a result of reduced telemarketing activities and client transitions to new marketing programs during the first quarter of the calendar year. In addition, the Company typically expands its operations in the first quarter to support anticipated business growth beginning in the second quarter. As a result, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenues which results in decreased profitability for the first quarter versus the previous fourth quarter. Also, demand for the Company's services typically slows or decreases in the third quarter as the volume of telemarketing projects decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter in anticipation of higher demand for its services during the fourth quarter.


Liquidity and Capital Resources

         Cash provided by operating activities was $206,000 for the nine months ended September 30, 1998 versus $3.1 million of cash provided by operating activities for the nine months ended September 30, 1997. The approximate $2.9 million decrease resulted from increased working capital requirements as the Company's revenues continue to grow. The increase in accounts receivable was primarily due to the timing of cash collections at quarter end.

         Cash used in investing activities was $13.0 million for the nine months ended September 30, 1998 compared to $9.0 million for the nine months ended September 30,1997. The $13.0 million of capital expenditures is primarily attributable to an increase in the number of workstations to 3,220 at September 30, 1998 from 2,520 at December 31, 1997, upgraded telephony equipment, the implementation of digital recording technology, and continued development and implementation of Oracle and IMA/Edge Software.

         Cash provided by financing activities increased to $9.3 million for the nine months ended September 30, 1998 from $4.6 million for the comparable 1997 period. In the first nine months of 1998, the Company borrowed $10.2 million from its equipment line of credit to fund its capital expenditures.

         The Company's telemarketing activities will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit and through capitalized lease obligations with various equipment vendors and lending institutions. The lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at September 30, 1998 were $1.7 million. In 1998, the Company signed a three year, $45.0 million credit agreement with BankBoston, N.A. and Summit Bancorp as discussed in Note 4. At September 30, 1998, outstanding obligations under the 1998 Line of Credit were $16.0 million.

         The Company believes that cash on hand, together with cash flow generated from operations and funds available under the 1998 Line of Credit will be sufficient to finance its current operations and planned capital expenditures at least through 1999.

Year 2000 Compliance

The "Year 2000 problem" describes the concern that certain computer applications, which use two digits rather than four to represent dates, will interpret the year 2000 as 1900 and malfunction on January 1, 2000. In this section, ICT Group summarizes the expected impact of the Year 2000 problem on the Company.

ICT Group's Internal Systems:

ICT Group has evaluated its information technology infrastructure and has developed a plan to ensure its Year 2000 compliance. This plan includes, among other things, retiring several systems to be replaced with new internally developed Year 2000 compliant software systems, upgrading the remaining software systems to be Year 2000 compliant and testing and, if necessary, upgrading the Company's hardware systems to be Year 2000 compliant. These efforts are planned for completion by June 1999. All of these efforts are currently on schedule. ICT Group also is evaluating information regarding its non-information technology infrastructure (office building systems, copiers, etc.) for Year 2000 readiness. Information received to date indicates that this infrastructure will be Year 2000 compliant by the end of 1999.

Readiness of Third Parties:

ICT Group has requested information from all of its third party vendors on their Year 2000 readiness to determine the extent to which their failure to remedy their own Year 2000 problems will affect the Company. The information that ICT Group has received from its third party vendors to date indicates that they will be Year 2000 compliant by the end of 1999.

Cost of Year 2000 Compliance:

By December 31, 1998 the Company currently expects that it will have incurred approximately $450,000 of costs in addressing the Year 2000 issue. The Company also currently expects the total costs to become Year 2000 compliant will not exceed $1.0 million. Approximately half of these costs will be expensed and the balance will be for new equipment which will be capitalized.

Risks Associated with the Year 2000:

The magnitude of the Company's Year 2000 problem, the costs of the Company's Year 2000 project and the dates on which the Company believes it will complete its Year 2000 compliance are based on management's knowledge to date and its best estimates. The Company is not aware, at this time, of any Year 2000 non-compliance that will not be fixed by the Year 2000 and that will materially affect the Company. However, these estimates were derived using numerous assumptions and some risks that the Company faces include: the failure of internal information systems, defects in its work environment, a slow down in customer's ability to make payments, the inability to receive heat or electricity and the inability of telecommunications carriers to supply telecommunication services. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, and other similar uncertainties.

Contingency Plans:

The Company is in the process of developing contingency plans to address a worst case Year 2000 scenario. This contingency plan is expected to be completed by the 2nd quarter of 1999.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the company's initial public offering. The defendants believe the complaint is without merit and deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. On May 19, 1998 the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. On June 22, 1998, plaintiff filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the Amended Complaint is without merit and are vigorously defending the suit. Defendants filed a motion to dismiss on July 6, 1998. On July 28, 1998, the court denied the motion without prejudice to raising the arguments at a later stage in the litigation. Defendants filed a motion for reconsideration on August 3, 1998, which was denied on September 1, 1998 with leave to reassert the arguments contained therein after completion of discovery. Accordingly, the parties are proceeding with discovery. The defendants responded to a document request served on them by plaintiff, and produced documents on October 8, 1998. Plaintiff's documents have not yet been produced. Plaintiff is also pursuing discovery from third parties.



Item 6.  Exhibits and Reports on Form 8-K

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

                  27       Financial Data Schedule

         (b) The registrant was not required to file any reports on Form 8-K for the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       ICT GROUP, INC.



Date:    November 12, 1998             By:  /s/ John J. Brennan
                                           -------------------------
                                                John J. Brennan
                                                Chairman, President and
                                                Chief Executive Officer

Date:    November 12, 1998             By:  /s/ Vincent A. Paccapaniccia
                                           ------------------------------
                                                Vincent A. Paccapaniccia
                                                Senior Vice President,
                                                Finance and Administration
                                                Chief Financial Officer