Form 10-K
period 1998-12-31
ICT GROUP INC
filed 1999-03-31
CIK 1013149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934

                For the fiscal year ended December 31, 1998
                                       or
[   ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934
           For the transition period from ____________ to ___________

                         Commission File Number 0-20807

                                 ICT GROUP, INC.
             (Exact name of registrant as specified in its charter.)

                      Pennsylvania                       23-2458937
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)           Identification No.)

                 800 Town Center Drive
                Langhorne, Pennsylvania                     19047
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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01
                    ----------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days:  YES   X       NO
                                        -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $14,731,356. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on March 19, 1999. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant's Common Stock outstanding as of March 19, 1999 was 11,642,925.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                 ICT GROUP, INC.

                             FORM 10-K ANNUAL REPORT
                     For Fiscal Year Ended December 31, 1998

                                TABLE OF CONTENTS

PART I
                                                                                                                              Page
Item 1.  Business...............................................................................................................1

Item 2.  Properties.............................................................................................................9

Item 3.  Legal proceedings......................................................................................................9

Item 4.  Submission of Matters to a Vote of Security Holders...................................................................10


PART II

Item 5.  Market for registrant's common equity and related stockholder matters.................................................10

Item 6.  Selected financial data...............................................................................................11

Item 7.  Management's discussion and analysis of financial condition and results of operations.................................12

Item 7A. Qualitative and quantitative disclosure about market risk.............................................................16

Item 8.  Financial statements and supplementary data ..........................................................................16

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure..................................16


PART III

Item 10. Directors and executive officers of the registrant....................................................................16

Item 11. Executive compensation................................................................................................16

Item 12. Security ownership of certain beneficial owners and management........................................................16

Item 13. Certain relationships and related transactions........................................................................16


PART IV

Item 14. Exhibits, financial statement schedules, and reports on form 8-K......................................................17

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to outsourcing trends as well as other trends in the telemarketing industry and the overall domestic economy, the Company's business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company's plans regarding international expansion, the implementation of quality standards, the seasonality of the Company's business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words "believes," "plans," "intends," "expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

The most important factors that could prevent the Company from achieving its goals--and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the following: (i) the competitive nature of the telemarketing industry and the ability of the Company to continue to distinguish its services from other telemarketing companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) economic conditions which could alter the desire of businesses to out source certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iii) the ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy; (iv) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (v) technology risks including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive; (vi) the ability of the Company to successfully identify, complete and integrate strategic acquisitions that expand or complement its business; and (vii) the results of operations which depend on numerous factors including, but not limited to, the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the telemarketing industry and the overall economy.

                                     PART I

ITEM 1.  BUSINESS

         ICT Group, Inc. (the "Company" or "ICT") is an independent provider of call center teleservices, which consist of outbound and inbound telemarketing and customer support services, together with related value-added services such as marketing, research, management and consulting services, to domestic and international businesses. The Company's call center management experience, technological leadership and expertise in target industries enable it to provide its clients with high quality, cost-effective call center services. In addition to supporting customers' teleservices programs from its own call centers, the Company believes there is a trend by businesses to outsource many of their internal telephone sales, customer service and product support functions, and is pursuing additional opportunities to manage clients' call centers on a contract basis. The Company believes it was among the first U.S. teleservices firms to establish international call centers with multilingual capabilities, which it intends to further expand to meet the global needs of multinational clients.

Industry Overview

         The call center teleservices market includes traditional telemarketing activities such as outbound and inbound telephone marketing, as well as customer support, call center management and value-added marketing, research and consulting services. Telemarketing and other call center services have evolved significantly in recent years, as businesses have increasingly focused on utilizing highly personalized services to target consumer and business customers to create sales growth, provide customer support services and aid customer retention. Direct Marketing magazine estimates that telemarketing industry expenditures in the United States grew to approximately $77 billion in 1995. The Company believes that all but a small percentage of this spending was incurred for services performed by in-house call centers; however, companies are increasingly outsourcing existing and new call center operations to specialists.

         In today's competitive marketplace, the Company believes that businesses are increasingly recognizing the competitive advantages of utilizing telemarketing and other call center services to reach and communicate with their customers. With response rates several times higher than those associated with direct mail activities, telemarketing provides an effective channel through which businesses are able to contact targeted customers. As a result, call centers have become robust channels for the marketing and sale of a wide variety of products and services, as sophisticated telemarketers are able to market effectively and collect valuable market and customer data. Moreover, businesses utilize call center services for a range of other functions, including, but not limited to, providing customer support, generating customer leads, conducting direct sales activities, managing customer retention programs and testing telemarketing program effectiveness.

         Industries that have traditionally used teleservices for targeted marketing include insurance, financial services, publishing and telecommunications. As technology continues to improve the capabilities and productivity of call center representatives, companies in these industries are increasing their use of call centers and expanding the breadth of the applications they employ. For example, in the financial services industry, where telemarketing historically was used primarily for customer acquisition in the credit card business, call center services are now being employed to market a wide range of products and services, including, but not limited to, consumer and business loans and mutual funds. In addition, businesses in industries that have not customarily utilized call center services are becoming significant users, as illustrated by the increasing use of call centers by pharmaceutical and health care services companies to perform direct marketing and database management functions, by information services companies for marketing and customer support activities and by energy services organizations which, as a result of deregulation, are reviewing customer retention and product marketing activities. Moreover, multinational companies in a variety of industries, including, but not limited to, computer hardware and software, insurance and financial services have begun to utilize call center services on a global basis.

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

The ICT Approach

         ICT believes that it has distinguished itself in the call center teleservices industry by focusing on target industries and by providing its domestic and international customers with comprehensive support. With extensive experience in telemarketing, as well as experience in other fields such as marketing, research and consulting, the Company's management team has emphasized call center management experience, economies of scale, technological leadership and expertise in target industries as a means of establishing ICT as a consistent provider of cost-effective call center teleservices. By focusing on target industries, the Company believes it has developed significant expertise marketing products and services for customers in those target industries. ICT believes this approach positions it to secure call center management relationships with businesses seeking to out source the management of existing or new call center operations. In addition, the Company continues to introduce value-added services, such as industry-focused marketing, research and consulting services, and to increase its international presence in order to provide multilingual teleservices domestically and internationally.

Strategy

         With the increasing use of teleservices by businesses and the trend toward outsourcing call center activities, ICT believes significant opportunities exist to expand its business. The Company's growth strategy includes the following key elements:

         o Pursue Outsourced Call Center Management Opportunities. ICT believes the current trend toward outsourcing call center activities will continue, and it intends to pursue additional opportunities to manage new or existing call center operations on an outsourced basis, either independently or through joint bids with strategic partners, such as staffing agencies and systems integration firms. Management Services accounted for approximately $11.3 million, or 9%, of consolidated revenues in 1998.

         o Increase International Presence. The Company plans to broaden its geographic reach and further develop its expertise in telemarketing in international markets by focusing on businesses with multinational operations. ICT currently provides multilingual telemarketing services in the United States, Europe, Latin America and Canada. ICT intends to expand its operations in these areas and to explore additional international operations in areas such as the Pacific Rim. International TeleServices accounted for approximately $13.4 million, or 11%, of consolidated revenues in 1998, including revenues generated by Spantel from telemarketing in the U.S. Hispanic market.

         o Develop Strategic Alliances and Acquisitions. ICT intends to continue pursuing strategic alliances with, and acquisitions of, domestic and international businesses that provide complementary call center teleservices. The Company initiated its multilingual expansion in 1994 through the acquisition of the business of Spantel, which provides services to Spanish-speaking markets in the United States and Latin America, and the establishment of Eurotel to provide multilingual teleservices to pan-European markets. In May 1995, the Company acquired the business composing its ICT Financial Marketing Services division, which provides telebanking services.

         o Expand Value-Added Marketing Services. The Company will continue to complement its core telemarketing expertise with additional value-added services, such as marketing, research and consulting services, with the goal of providing comprehensive teleservices to businesses in its targeted industries.

         o Focus on Industry Specialization. The Company believes it has gained a competitive advantage by concentrating on servicing businesses in a limited number of targeted industries and intends to maintain its industry specialization. In addition, the Company believes that industry specialization will enable it to attract new clients because of its industry expertise.

         o Maintain Technology Investment. The Company intends to continue making substantial investments in technology to maintain its technological strength within the teleservices industry. ICT has been an industry leader in the implementation of innovative teleservices technologies to lower its effective cost per call and to improve its sales and customer service. The Company has made significant investments in information and communications technologies and believes it was among the first to offer fully automated teleservices and to implement predictive dialing equipment that it believes is now recognized industry-wide to be essential in handling consumer outbound telemarketing.

         o Continue Commitment to Quality Service. ICT has consistently emphasized quality service and extensive employee training by investing in quality assurance personnel and procedures. The Company intends to continue its commitment to providing quality service, as illustrated by its achieving ISO 9002 certification in its TeleServices division and North American components of its International division in 1998. Additional certifications in Management Services and European operations are being pursued in 1999.

ICT's Services

         ICT delivers its telemarketing, marketing, research, and call center management consulting services through four business divisions which are supported by the Company-wide marketing, sales, systems and corporate units. ICT's domestic sales force is organized into a series of industry sectors focused on selling the full range of the Company's services to clients in their respective target industries. ICT believes this organizational structure allows the Company to provide comprehensive solutions to its clients' teleservices needs, since it enables ICT's sales and customer service personnel to develop in-depth knowledge of the needs of businesses in their designated industries.

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

         International TeleServices

         The Company offers domestic and international multilingual telemarketing services through ICT TeleServices International. Additionally, the Company established ICT Australia in the first quarter of 1999. These business units are designed to offer outbound and inbound services, customer care management services, marketing, research and other value-added services to clients. The growth of multinational corporations and the increase in non-English speaking residents in the United States has increased the demand for the multilingual capabilities that ICT provides. The division currently consists of the following units:

         ICT Eurotel. Eurotel provides pan-European, multilingual telephone marketing and information services to Europe from its call centers in Dublin, Ireland and London, England.

         ICT Spantel. Spantel provides bi-lingual English, and Spanish telemarketing services from its Miami, Florida call center to the rapidly growing marketplace of Spanish-speaking American and Latin American consumers and businesses.

         ICT Canada. The Company opened its first Canadian call center in January 1996 with service representatives who are fluent in French and English. As of December 31, 1998, ICT Canada has call centers located in Saint John, Moncton, and Riverview New Brunswick, Canada and in Halifax and Sydney, Nova Scotia, Canada.

         Marketing Services

         ICT provides businesses in its target industries with marketing, research and consulting services thus leveraging its traditional telemarketing services and enabling it to offer comprehensive solutions for its clients' teleservices needs through ICT Marketing Services. The Division presently consist of the following units:

         ICT Financial Marketing Services. This unit's management team consists of professionals who have client-side banking experience in branch management and operations, marketing, advertising, research, electronic funds transfer, home and branchless banking, customer service and systems support. As of December 31, 1998, ICT Financial Marketing Services operated a dedicated inbound/outbound call center in Amherst, New York.

         ICT Medical Marketing Services. Through this business unit, ICT provides service for the increasingly complex needs of healthcare and pharmaceutical clients. ICT's dedicated call center is equipped with computer and telecommunications software and hardware to service both outbound and inbound client applications. Work stations are staffed by dedicated medical staff to meet the sophisticated product and customer profiles of specific clients. As of December 31, 1998, ICT Medical Marketing Services operated a dedicated call center in Langhorne, Pennsylvania to support these industries.

         ICT Research Services. This business unit provides businesses with value added market research survey design, data collection and consulting services. ICT's Research Services makes extensive use of advanced technology, including integrated predictive dialing and Computer Assisted Telephone Interviewing ("CATI"), to obtain market and customer data cost effectively. As of December 31, 1998, ICT Research Services operated two call centers.

         Management Services

         The Management Services division was established in mid-1996 to pursue outsourcing opportunities that exist for customer care management. This division offers services such as site and system equipment selection, facility launch, program planning and implementation, staffing, technical support and ongoing customer care management. Depending on client needs, ICT will assume sole or shared responsibilities for the management of a call center's operations. Through Management Services, ICT can either assume the management and operations of an in-house call center facility or move in-house operations to new or existing ICT facilities. ICT has also established strategic alliances with Alltel, Aspect Telecommunications and Information Management Associates, Inc. ("IMA") to expand opportunities for customer care service.

Call Center Facilities

         The following table lists the Company's call center facilities as of December 31, 1998:

          ----------------------------------------------------------------------
                                    Locations
          ----------------------------------------------------------------------

          Newark, DE; Fort Lauderdale, FL; Lakeland, FL; Miami, FL; Louisville, KY(2); Oxford, ME; Pittsfield, ME; Amherst, NY(2); Depew, NY; Lancaster, OH; Milford, OH; Sharonville, OH; Allentown, PA; Dubois, PA; Eddystone, PA; Langhorne, PA(3); Trevose, PA; Chesapeake, VA; Norfolk, VA; Virginia Beach, VA; Martinsburg, WV; Parkersburg, WV; Westover, WV; Halifax, Nova Scotia, Canada; Moncton, New Brunswick, Canada; Riverview, New Brunswick, Canada; Saint John, New Brunswick, Canada; Sydney, Nova Scotia, Canada; Dublin, Ireland; and London, U.K.

          ----------------------------------------------------------------------

Target Industries

         ICT's domestic sales force is assigned to specific industry sectors, which enables its sales personnel to develop in-depth industry and product knowledge. Several of the industries that ICT serves are undergoing deregulation and consolidation, which provides the Company with additional opportunities as businesses search for low cost solutions for their marketing, sales and customer support needs. In 1998, business within the insurance and financial services industries accounted for 68% of the Company's revenues. The industries targeted by the Company and the principal services provided are described below.

         Insurance

         ICT works with large consumer insurance companies to market and provide customer support services for products such as life, accident, health, and property and casualty insurance. The Company's insurance group operates numerous dedicated call centers and in 1998, the Company sold approximately 2.1 million insurance policies on behalf of its clients. ICT employs approximately 360 agents collectively holding over 7,000 state or Canadian provincial insurance licenses. The Company has a full-service agent licensing and a continuing education department, which enables its agents to obtain licenses in 47 states and eight Canadian provinces and to maintain their compliance with insurance regulations. Clients include, but are not limited to, MMIG, JCPenney Life Insurance Company, Providian, and American Security Group.

           Financial Services

         ICT provides banks and other financial services clients with a wide range of services, including card-holder acquisition, active account generation, account balance transfer, account retention and customer service. With the acquisition in 1995 of its Financial Marketing Services operations, ICT began offering additional banking services, such as marketing and servicing home equity loans, lines of credit, loan-by-phone, checking and deposit account acquisition, mortgage loans and other traditional banking products. ICT Financial Marketing Services provides consulting and telebanking services to financial services clients from its dedicated inbound/outbound call center in Amherst, New York. Among ICT's financial services clients in 1998 are Advanta, Fleet, Old Kent, GMAC, First Card, First USA, MBNA, and Metris.

         Publishing

         ICT provides services such as subscription sales, subscription renewals, book club membership sales and customer service to clients in the publishing industry. ICT's program management professionals with publishing experience also develop custom programs for assisting clients in their marketing and sales efforts. The publishing division clients are supported in ICT's TeleSolutions call centers. ICT's publishing clients in 1998 include, but are not limited to, TV Guide, McGraw Hill, Publishers Clearinghouse, R.R. Donnelley and Cahners.

         Telecommunications

         ICT provides telemarketing programs for major telecommunications companies for long distance, cellular and cable products and services, regional telecommunications companies marketing advanced telephone features, and companies which provide billing support services to telecommunications carriers. Through its various divisions, the Company is able to offer a range of services including customer service, sales and survey campaigns. Within the telecommunications industry, ICT clients in 1998 include, but are not limited to, Bell Atlantic, Integretel, and Comcast.

         Pharmaceuticals and Health Care Services

         Leveraging ICT's insurance market position into the managed care industry, the Company, through its ICT Medical Marketing Services business unit, serves pharmaceutical manufacturers, medical advertising agencies, health insurance companies, hospitals and other health care related suppliers, using telemarketing services for the sale and marketing of products to both health care professionals (hospitals, physicians, pharmacists and nurses) and health care consumers (patients and prospective patients). The applications the Company offers in this market segment consist of business-to-business, business-to-professional and business-to-consumer, utilizing inbound and outbound services to sell products, to conduct market research, develop marketing databases and provide customer service. Clients in this category in 1998 include, but are not limited to, SmithKline Beecham, Aetna/U.S. Healthcare and Pacificare.

         Computer Software and Hardware

         ICT provides sophisticated marketing resources for both outbound and inbound applications on behalf of clients in the computer software and hardware industries. Outbound applications include, but are not limited to, new customer acquisition, customer retention and sales lead generation. Inbound applications include, but are not limited to, customer service, first-level customer technical support and the sale of personal computer-related products. ICT's clients frequently integrate outbound and inbound call campaigns, seeking to achieve favorable compounding results. Computer industry clients in 1998 include, but are not limited to, Sony Computer Entertainment, Intel and Oracle.


Technology

         ICT invests heavily in system and software technologies designed to improve call center production thereby lowering the effective cost per call made or received, and to improve sales and customer service effectiveness by providing its sales and service representatives with real-time access to customer and product information. Since January 1993, the Company has invested over $32.0 million in information and communications systems and software enabling it to use state-of-the-art call center technology. ICT believes it was one of the first fully automated teleservices company and among the first to implement predictive dialing equipment, which the Company believes is now deemed essential by the teleservices industry in handling consumer outbound telemarketing. A predictive dialing system is an integrated computer and telephone switch that is used to dial a pre-programmed list of customers. The system will detect when a customer answers the call and will immediately transfer the call and the appropriate data to an available agent. ICT realizes significant cost savings through the use of innovative call handling technology, automatic call distributors ("ACD") and advanced scripting software, all of which optimize agent utilization. An ACD is a phone switch that accepts an inbound call from the public network and routes that call to the most advantageous, available resource to handle the call. Scripting software is used in call centers to provide the agent with the appropriate information to use during the call and to specify the content and sequence of the information captured from the customer.

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

         ICT Group uses a series of telemarketing software to prepare outbound and inbound scripts, manage, update and reference client data files, collect statistical transaction and performance data and assist in the preparation of internal and client reports. This telemarketing software includes ICT Group's proprietary call transaction management system ("CTMS") as well as IMA's Edge TeleBusiness Software systems. The use of the Edge system as well as Oracle's database management system provides a scalable and robust suite of applications to support our client's business needs.

         ICT Group installed digital recording and monitoring technology in 1998 that provides for sophisticated recording capabilities. Deployment of this technology is expected to generate significant cost reduction in Quality Assurance costs in 1999 and beyond.

         ICT has recently initiated the evaluation of technologies that will allow integration of its application and telephony technology with the Internet. The Company intends to take advantage of these technologies to provide a totally integrated inbound and outbound solution to clients.

Quality Assurance, Personnel and Training

         ICT emphasizes quality service and extensive employee training as a way to compete effectively and invests heavily in quality assurance personnel and practices. ICT's quality assurance and training departments are responsible for the development and enforcement of call center policies and procedures, the selection and training of telephone service representatives, the training and professional development of call center management personnel, monitoring of calls and verification and editing of all sales. Through the Company's quality assurance department, both the Company and its clients are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations are recorded (with the customer's consent) in order to verify the accuracy and authenticity of transactions. Additionally, ICT is able to provide to its clients immediate updates on the progress of an ongoing telemarketing effort. Access to this data allows ICT and its clients to identify potential campaign shortfalls and to immediately modify or enhance a telemarketing effort. In 1998 the Company completed the installation of digital recording technology in all US outbound centers. This installation allows the consolidation of all verification activities into a centralized location and effectively created a "third party" verification center. Verification results are now available to Operations and Client Services by the end of the calling day. Also, each center can access the recordings for review with supervisory staff or the service representative. The Company's commitment to providing quality service is further illustrated by its current effort toward certification with ISO 9002 standards, which are administered by the International Organization for Standardization and represent an international consensus on the essential features of a quality system to ensure the effective operation of a business. The Company's TeleServices division and the North American components of its International division achieved ISO 9002 registration in October 1998. The Company expects to receive Certification of ICT Management Services and European operations in 1999.

         Management believes that a key driver of ICT's success is the quality of its employees. The Company tailors its recruiting and training techniques toward the industries it serves. Service representatives receive a detailed review of each program in which they are to participate along with training regarding the background, structure and philosophy of the client that is sponsoring the program. As is typical in the telemarketing industry, over 90% of the Company's service representatives are part-time employees. As of March 12, 1999, ICT employed 5,346 persons, of which more than 4,700 were service representatives. None of ICT's employees are represented by a labor union, however, negotiations are currently underway with a union to represent ICT employees at one of our Canadian centers. The Company considers its relations with its employees to be good.

Clients

         The Company generally operates under month-to-month contractual relationships with its telesales clients. The pricing component of a contract is often comprised of an initial fee, a base service charge and separate charges for ancillary services. Service charges are usually based upon an hourly rate for outbound calls and per-minute rates for inbound calls. On occasion, the Company performs services for which it is paid commissions based on completed sales under contracts terminable by the Company with 30 or fewer days notice. ICT's Management Services and other customer care operations typically enter into longer term, contractual relationships that may contain provisions for early contract terminations. The Management Services division's revenues represented approximately $11.3 million, or 9%, of the Company's consolidated revenues in 1998.

         ICT targets those companies which it believes have the greatest potential to generate recurring revenues to the Company based on their ongoing direct sales and customer service needs. At December 31, 1998, ICT provided direct sales and customer service to approximately 270 clients. The Company's largest clients in recent years have been MMIG and JCPenney Life Insurance Company, which together accounted for approximately 22% of the Company's net revenues in 1998. No other client accounted for more than 10% of the Company's net revenues in 1998.

Competition

         The teleservices industry is intensely competitive and the Company's principal competition in its primary markets comes from large telemarketing service organizations, including, but not limited to, Convergys Corporation, SITEL Corporation, TeleTech Holdings, Inc., APAC TeleService, Inc. and West Telemarketing Corporation. The Company competes with numerous independent telemarketing firms, some of which are as large or larger than ICT, as well as the in-house telemarketing and customer service operations of many of its clients or potential clients. In addition, most businesses that are significant consumers of telemarketing services utilize more than one teleservice firm at a time and reallocate work among various firms from time to time. Some of this work is contracted on an individual project basis, with the effect that the Company and other firms seeking such business are required to compete with each other frequently as individual projects are initiated. Furthermore, the Company believes there is a trend among businesses with telemarketing operations toward outsourcing the management of those operations to others and that this trend may attract new competitors, including, but not limited to, competitors that are substantially larger and better capitalized than ICT, into the Company's market.

Government Regulation

         Both the federal and state governments regulate telemarketing sales practices. The Federal Telephone Consumer Protection Act of 1991 (the "TCPA,"), enforced by the Federal Communications Commission, imposes restrictions on unsolicited telephone calls to residential telephone subscribers. Under the TCPA, it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m or after 9:00 p.m. local time at the subscriber's location, or to use automated telephone dialing systems or artificial or prerecorded voices to certain subscribers. Additionally, the TCPA requires telemarketing firms to develop a written policy implementing a "do-not-call" list, and to train its telemarketing personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award actual damages or minimum statutory damages of $500 for certain violations, which may be trebled for willful or knowing violations. Currently, the Company trains its service representatives to comply with the regulations of the TCPA and programs its call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on an applicable do-not-call list.

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

         The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA"). Under the TCFAPA, the FTC has issued regulations prohibiting deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that telemarketers maintain records on various aspects of their business. Analogous restrictions apply to industries regulated by the SEC. The Company believes that it is in compliance with the TCPA and its implementing regulations, as well as with the regulations promulgated pursuant to the TCFAPA. Failure to comply with either the TCPA or the TCFAPA could adversely affect or limit the Company's current or future operations

         Most states have enacted statutes similar to the FTC Act generally prohibiting unfair or deceptive acts and practices. Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses, post bonds or submit sales scripts to the states attorneys general. Under the more general statutes, depending on the willfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business. Many of the statutes directed specifically at telemarketing practices provide for a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys' fees. There can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in Langhorne, Pennsylvania in leased facilities consisting of approximately 29,500 square feet of office space rented under leases that expire in December 2000. The Company also leases all of the facilities used in its call center operations, as well as office space in Chicago, Illinois, and Seattle, Washington for its sales offices. The leases for the Company's facilities expire generally between May 1999 and January 2005 and typically contain renewal options. The Company believes that its existing facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity, if decided adversely to the Company.

         As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering effective June 14, 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. On May 19, 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. On June 22, 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. On November 3, 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. On February 2, 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. The parties are proceeding with discovery.

         On July 12, 1996, Main Street Marketing of America Incorporated ("Main Street Marketing") brought a demand for arbitration against the Company in the state of Pennsylvania claiming damages as result of the Company's alleged breach of a service agreement under which the Company agreed to provide Main Street Marketing with various data entry and data processing services relating to Main Street Marketing's magazine subscription program. Main Street Marketing alleges that the Company committed various breaches of the service agreement and has demanded an award in excess of $3 million. The Company has responded to this demand for arbitration by denying liability and counterclaiming in an amount in excess of $125,000. Discovery has progressed in this matter, but has not yet been completed. It is not possible at this stage of the proceeding to evaluate the probable outcome of this litigation.

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

         Period                                       High              Low
         ------                                       ----              ---
         Fiscal 1997:
                  First Quarter                       5 7/8            4 1/4
                  Second Quarter                      5 1/4            3 3/8
                  Third Quarter                       6 3/8                4
                  Fourth Quarter                      6 5/8            3 1/2

         Fiscal 1998:
                  First Quarter                       5 5/8            3 3/4
                  Second Quarter                      5 1/2            3 3/4
                  Third Quarter                       4 3/8                2
                  Fourth Quarter                      2 7/8            1 7/8


         As of March 19, 1999, there were 53 holders of record of the Company's Common Stock. On March 19, 1999, the closing sale price of the Common Stock as reported by the Nasdaq Stock Market was $2.875.

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to finance future growth and working capital needs, and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data are derived from the financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements and related notes thereto included in Item 8.

                                                                            For Year Ended December 31
                                                            ---------------------------------------------------------
                                                              1994          1995         1996        1997       1998
                                                            ----------------------------------------------------------
                                                                     (In thousands, except per share amounts)
Statement of Operations Data:
Net revenues                                                $ 34,123       $52,116     $ 71,599     $91,653   $120,982
                                                            --------       -------     --------     -------   --------
Operating expenses:
  Cost of services                                            19,593        28,639       38,537      50,662     69,588
  Selling, general and administrative                         13,121        21,073       30,708      37,009     47,012
  Nonrecurring compensation expense                              --            --        12,689         --         --
                                                            --------       -------     --------     -------   --------
    Total operating expenses                                  32,714        49,712       81,934      87,671    116,600
    Operating income (loss)                                    1,409         2,404     (10,335)       3,982      4,382
Interest expense (income), net                                   511           834          180       (398)        406
                                                            --------       -------     --------     -------   --------
Income (loss) before taxes                                  $    898       $ 1,570     $(10,515)    $ 4,380   $  3,976
                                                            --------       -------     --------     -------   --------
Income taxes (benefit)                                           --            --        (2,998)      1,708      1,550
                                                            --------       -------     --------    -------    -------
Net income (loss)                                           $    898       $ 1,570     $ (7,517)    $ 2,672    $ 2,426
                                                            ========       =======     ========     =======    =======
Diluted earnings (loss) per share                           $    .09       $   .17     $   (.72)    $   .22    $   .20
                                                            ========       =======     ========     =======    =======
Shares used in computing diluted
    earnings per share                                         9,490         9,490       10,407      12,044     12,023
Pro Forma data:                                             ========       =======     ========     =======    =======
    Historical income (loss) before                         $    898       $ 1,570     $(10,515)
        income taxes
    Pro forma income tax expense (benefit) (1)                   406           667       (3,767)
                                                            --------       -------     --------
    Pro forma net income (loss) (1)                              492       $   903     $ (6,748)
                                                            ========       =======     ========

    Pro forma diluted earnings (loss) per share (1)         $    .05       $   .10     $   (.65)
                                                            ========       =======     ========
    Shares used in computing pro forma
        diluted earnings (loss) per share                      9,490         9,490       10,407
                                                            ========       =======     ========

                                                                             As of December 31
                                                     --------------------------------------------------------------------
                                                             1994            1995          1996        1997         1998
                                                     --------------------------------------------------------------------
                                                                               (In thousands)
Balance Sheet Data:
Cash and cash equivalents                                   $  11          $  447      $ 18,298    $ 17,711      $14,225
Working capital (deficit)                                   (462)         (1,601)        27,066      25,530       27,093
Total assets                                               12,044          18,481        49,112      61,578       75,876
Long-term debt, less current maturities                       941             881         1,057       4,799       14,000
Capitalized lease obligations,
    less current maturities                                   807           1,632         1,296       1,498          833
Shareholders' equity                                        2,270           3,843        41,020      43,368       45,785

-----------
(1) A pro forma provision for taxes for periods prior to the effective date of the Company's offering has been computed as if the Company had been fully subject to federal and state income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

                                                                                 Year Ended December 31
                                                                ---------------------- ----------------- -----------------
                                                                        1998                 1997              1996
                                                                ---------------------- ----------------- -----------------

Net revenues                                                           100.0%               100.0%            100.0%
                                                                       ------               ------            ------
Operating expenses
         Cost of services                                               57.5                 55.3              53.8
         Selling, general and administrative                            38.9                 40.4              42.9
         Nonrecurring compensation expense                               ---                 ---               17.7
                                                                         ---                 ---               ----

                  Total operating expense                               96.4                 95.7             114.4
                                                                      ------               ------             -----

                  Operating income (loss)                               3.6                   4.3             (14.4)

Interest expense                                                         .8                    .5                .9
Interest income                                                         (.5)                 (1.0)              (.6)
                                                                      ------               ------             -----

                  Income (loss) before income taxes                      3.3                  4.8             (14.7)

Income tax expense (benefit) (1)                                         1.3                  1.9              (5.3)
                                                                      ------               ------             -----

Net income (loss) (1)                                                   2.0%                  2.9%             (9.4%)
                                                                      ======               ======             ======


(1) Reflects pro forma income tax benefit for the year ended December 31, 1996 prior to the termination of the Company's S Corporation status. See Note 3 to Consolidated Financial Statements for information concerning the computation of the pro forma income tax benefit and pro forma net loss.

Years Ended December 31, 1998 and 1997

         Net Revenues. Net revenues increased 32% in 1998 to $121.0 million from $91.7 million in 1997 primarily due to growth in TeleServices and Management Services revenues. TeleService division revenues increased 29% to $92.4 million in 1998 from $71.4 million in 1997 resulting from continued strong growth in the domestic market. International TeleService revenues grew 4% to $13.4 million in 1998 from $12.9 million in 1997. Domestic TeleService revenues grew 35% to $79.0 million in 1998 from $58.5 million in 1997 as a result of growth in the financial services and telecommunications industries. Marketing services revenues increased 20% to $17.3 million in 1998 from $14.4 million in 1997 as a result of growth in the financial services industry. Management Services revenues increased 92% to $11.3 million in 1998 from $5.9 million in 1997 reflecting the addition and expansion of several customer care contracts.

         Cost of Services. Cost of services increased 37% to $69.6 million in 1998 from $50.7 million in 1997, resulting from increased business activity in each of the business units. As a percentage of revenues, cost of services increased to 57.5% in 1998 from 55.3% in 1997 primarily due to lower average prices and increased labor costs the Company incurred as a result of the favorable economic climate and historically low unemployment levels. These conditions made it more difficult for the Company to attract sufficient call center staff.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 27% to $47.0 million in 1998 from $37.0 million in 1997 due to an increased number of call centers and related workstation capacity and additional sales and systems support. As a percentage of revenues, selling, general and administrative expenses declined to 38.9% in 1998 from 40.4% in 1997 as the Company has consolidated certain call centers into larger centers, spread fixed costs of operations over the larger centers and generally managed fixed expenses to support a larger revenue base.

         Interest Expense (Income). Net interest expense of $406,000 versus net interest income of $398,000 in 1998 and 1997, respectively, reflects the interest expense related to capital leases and borrowings against the Company's line of credit for capital expansion offset by investment income. The increase in net interest expense is the result of increased average outstanding balances on the line of credit and decreased average invested funds in 1998 as compared to 1997. In 1998, the Company financed capital equipment purchases under its line of credit. In 1998, the Company borrowed approximately $12.2 million under its line of credit which was converted to term debt.

         Income Taxes. Income Taxes decreased $159,000 to $1.5 million for 1998 from $1.7 million in 1997. In both 1998 and 1997, the provision for income taxes was approximately 39% of income before income taxes.

Years Ended December 31, 1997 and 1996

         Net Revenues. Net revenues increased 28% in 1997 to $91.7 million from $71.6 million in 1996 primarily due to growth in TeleServices revenues. TeleService division revenues increased 30% to $71.4 million in 1997 from $54.9 million in 1996 resulting from continued strong growth in both international and domestic markets. International TeleService revenues grew 77% to $12.9 million in 1997 from $7.3 million in 1996. Domestic TeleService revenues grew 23% to $58.5 million in 1997 from $47.6 million in 1996 as a result of growth in the insurance, financial services and telecommunications industries. Marketing services revenues increased 15% to $14.4 million in 1997 from $12.5 million in 1996 as a result of growth in the healthcare and pharmaceutical industries. The Marketing Services business unit results have been restated to include the Medical Marketing Services division which was formerly included as a part of Domestic TeleServices. Management Services revenues increased 43% to $5.9 million in 1997 from $4.1 million in 1996 as a result of the Management Services division commencing operations in the latter half of the second quarter of 1996.

         Cost of Services. Cost of services increased 31% to $50.7 million in 1997 from $38.5 million in 1996, resulting from increased business activity in each of the business units. As a percentage of revenues, cost of services increased to 55.3% in 1997 from 53.8% in 1996 primarily due to the mix in the structure of call center management projects in 1997 compared to 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 21% to $37.0 million in 1997 from $30.7 million in 1996 due to an increased number of call centers and related workstation capacity and additional sales and systems support. As a percentage of revenues, selling, general and administrative expenses declined to 40.4% in 1997 from 42.9% in 1996 as the Company has better managed the timing of opening additional call centers and adding workstation capacity; consolidated certain call centers into larger centers, spread fixed costs of operations over the larger centers and generally managed fixed expenses to support a larger revenue base.

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

         The Company's business tends to be strongest in the fourth quarter due to the high level of client telemarketing activity prior to the holiday season. In the first quarter, business generally levels off or slows from the previous quarter as a result of reduced telemarketing activities and client transitions to new marketing programs during the first quarter of the calendar year. In addition, the Company typically expands it's operations in the first quarter to support anticipated business growth beginning in the second quarter. As a result, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenues which results in decreased profitability for the first quarter versus the previous fourth quarter. Also, demand for the Company's services typically slows or decreases in the third quarter as the volume of telemarketing projects decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter in anticipation of higher demand for its services during the fourth quarter.

Liquidity and Capital Resources

         Cash provided by operations in 1998 was $292,000 compared to $6.2 million in 1997. The decrease of approximately $5.9 million resulted from increased earnings before noncash charges offset by increased working capital requirements.

         Cash used in investing activities in 1998 was $14.8 million as compared to $10.6 million in 1997. The increase of approximately $4.2 million is primarily attributable to an increase in the number of workstations to 3,416 at December 31, 1998 from 2,520 at December 31, 1997, related call center buildout, upgraded telephony equipment, the implementation of digital recording technology, and continued development and implementation of Oracle and IMA/Edge Software.

         Cash provided by financing activities was $11.1 million in 1998 as compared to $4.1 million in 1997. In 1998, the Company financed approximately $12.2 million of capital expenditures through bank term loans. These proceeds were partially offset by payment of approximately $1.1 million under the bank term loans and capitalized lease obligations.

         The Company's telemarketing activities will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit and through capitalized lease obligations with various equipment vendors and lending institutions. The lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at December 31, 1998 were $1.5 million.

         In 1998, the Company signed a three-year, $45.0 million credit agreement with BankBoston, N.A. and Summit Bancorp. At December 31, 1998, outstanding obligations under the credit agreement were $18.0 million, leaving $27.0 million available to the Company.

         The Company believes that cash on hand, together with cash flow generated from operations and funds available under the credit agreement will be sufficient to finance its current operations and planned capital expenditures at least through 1999.

Year 2000 Compliance

         The "Year 2000 problem" describes the concern that certain computer applications, which use two digits rather than four to represent dates, will interpret the year 2000 as 1900 and malfunction on January 1, 2000. In this section, ICT Group summarizes the expected impact of the Year 2000 problem on the Company.

ICT Group's Internal Systems:

         ICT Group has evaluated its information technology infrastructure and has developed a plan to ensure its Year 2000 compliance. This plan includes, among other things, retiring several systems to be replaced with new internally developed Year 2000 compliant software systems, upgrading the remaining software systems to be Year 2000 compliant and, if necessary, upgrading the Company's hardware systems to be Year 2000 compliant. These efforts are planned for completion by September 1999, and the Company expects to meet this deadline. ICT Group also is evaluating information regarding its non-information technology infrastructure (office building systems, copiers, etc.) for Year 2000 readiness. Information received to date indicates that this infrastructure will be Year 2000 compliant by the end of 1999.

Readiness of Third Parties:

         ICT Group has requested information from all its third party vendors on their Year 2000 readiness to determine the extent to which their failure to remedy their own Year 2000 problems will affect the Company. The information ICT Group had received from its third party vendors to date indicates that they will be Year 2000 compliant by the end of 1999.

Cost of Year 2000 Compliance:

         As of December 31, 1998, the Company incurred approximately $450,000 of costs in addressing the Year 2000 issue. The Company also currently expects the total costs to become Year 2000 will not exceed $1.0 million. Approximately half of these costs have been or will be charged to expense and the balance will be for new equipment, which will be capitalized.

Risk Associated with the Year 2000

         The magnitude of the Company's Year 2000 problem, the costs of the Company's Year 2000 project and the dates on which the Company believes it will complete its Year 2000 compliance are based on management's knowledge to date and its best estimates. The Company is not aware, at this time, of any Year 2000 non-compliance issues related to the Company that will not be fixed by the Year 2000 which would materially affect the Company. However, these estimates were derived using numerous assumptions and some risks that the Company faces include: the failure of internal information systems, defects in its work environment, and an inability of telecommunications carriers to supply telecommunication services. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, and other similar uncertainties.

Contingency Plans:

         The Company is in the process of developing contingency plans to address a worst case Year 2000 scenario. This contingency plan is expected to be completed by the end of the second quarter of 1999.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's operations are exposed to market risks primarily as a result of changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

         Interest Rate Risk

                  The Company's exposure to market risk for changes in interest rates relates to its long term debt obligations. The fixed rate of 7% on the Company's long term debt at December 31, 1998 approximates market rates; thus, the fair value of the debt approximates its reported value. In the past the Company has not entered into financial instruments such as interest rates swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

         Foreign Currency Risk

                  The Company does not use foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. The Company has operations in Canada, Ireland, and the United Kingdom which are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these operations from local currencies to US dollars affects year-to-year comparability of operating results. The Company's foreign operations represent 8% of the Company's consolidated revenues for the year ended December 31, 1998. In addition, foreign operations produced 10.1% of the call volume associated with domestic revenues. Management does not expect the risk of foreign currency fluctuations is not expected to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company being filed under this Item 8 can be found beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item will be contained in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), which is hereby incorporated herein by reference.

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

     3.1          Articles of Incorporation. (2)
     3.2          Bylaws. (2)
     9.1          Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated
                  February 2, 1996. (1) (Exhibit 10.11)
     9.2          Amendment  No. 1 to Voting Trust  Agreement  among John J. Brennan,  Donald P. Brennan and the
                  Company, dated May 9, 1996. (2) (Exhibit 10.17)
     9.3          Form of Voting Agreement between the Company and certain option holders. (1) (Exhibit 10.13)
    10.1          ICT Group, Inc. 1987 Stock Option Plan. (1) (2)+
    10.2          ICT Group, Inc. Equity Incentive Plan. (1)+
    10.3          ICT Group, Inc. Equity Compensation Plan. (2)+
    10.4          ICT Group, Inc. 1996 Non-Employee Directors Plan. (2)+
    10.5          Employment Agreement between John J. Brennan and the Company, dated May 8, 1996.(2)+
    10.7          Employment Agreement between John L. Magee and the Company, dated April 1, 1987. (1)+
    10.8          Employment Agreement between John D. Campbell and the Company, dated October 1, 1987. (1)+
    10.9          Employment Agreement between Maurice J. Kerins and the Company, dated April 1, 1987. (1)+
    10.10         Employment Agreement between Robert F. Small and the Company, dated April 1, 1987. (1)+
    10.11         Shareholders Agreement among John J. Brennan, Donald P. Brennan and the Company, dated February 2,
                  1996. (1) (Exhibit 10.12)
    10.12         Amended and Restated Loan Agreement  between the Company and First Valley Bank,  dated  April 11,  1996.
                  (1) (Exhibit 10.14)
    10.13         $45,000,000 Credit Agreement dated as of April 21, 1998 among the Company, Eurotel Marketing Limited, Yardley Enterprises,
                  Inc., Harvest Resources, Inc., ICT/Canada Marketing, Inc., the
                  Lenders referred to therein, BankBoston, N.A. as
                  Administrative Agent and Summit Bank as Co-Agent (3) (Exhibit
                  10.13)
    10.14         Employment Agreement between Vincent Paccapaniccia and the Company, dated August 24, 1998*


    10.15         First Amendment to Credit Agreement among the Company, Eurotel Marketing Limited, Yardley
                  Enterprises, Inc., Harvest Resources, Inc., ICT/Canada Marketing, Inc., the Lenders referred to therein,
                  BankBoston, N.A. as Administrative Agent and Summit Bank as Co-Agent (3) (Exhibit 10.13) dated December
                  22, 1998*
    21            List of Subsidiaries*
    23            Consent of Independent Public Accountants*
    27            Financial Data Schedule*

----------
*  Filed herewith.
+  Compensation plans and arrangements for executives and others.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150).
(2) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150).
(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q on May 13, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ICT GROUP, INC.
                                            (Registrant)

Dated:  March 29, 1999

                                             By: /s/ John J. Brennan
                                                 -----------------------
                                                 John J. Brennan
                                                 Chairman, President and Chief
                                                 Executive Officer

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

         Signature                                   Title                                    Date
         ---------                                   -----                                    ----

By:   /s/ John J. Brennan                   Chairman, President, Chief                  March 29, 1999
   --------------------------------------   Executive Officer and Director
      John J. Brennan                       (principal executive officer)

By:  /s/ Vincent A. Paccapaniccia           Senior Vice President, Finance and          March 29, 1999
   --------------------------------------   Administration, Chief Financial Officer
      Vincent A. Paccapaniccia              and Secretary (principal financial and
                                            accounting officer)

By:  /s/ Donald P. Brennan                  Director                                    March 29, 1999
   --------------------------------------
      Donald P. Brennan

By:  /s/ Bernard Somers                     Director                                    March 29, 1999
   --------------------------------------
      Bernard Somers

By:   /s/ John Stoops                       Director                                    March 29, 1999
   --------------------------------------
      John Stoops

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

CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                           F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-7

FINANCIAL STATEMENT SCHEDULE:
    II. VALUATION AND QUALIFYING ACCOUNTS                                 F-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ICT Group, Inc.:

We have audited the accompanying consolidated balance sheets of ICT Group, Inc. (a Pennsylvania corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICT Group, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
   February 12, 1999

                        ICT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31
                                                                               --------------------------------
                                    ASSETS                                             1998           1997
                                                                               ---------------  ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    14,255,253  $    17,711,028
  Accounts receivable, net of allowance for doubtful accounts
    of $514,897 and $345,897                                                        26,343,681       17,684,071
  Prepaid expenses and other                                                         1,557,915        1,867,527
  Deferred income taxes                                                                194,739          178,876
                                                                               ---------------  ---------------
           Total current assets                                                     42,351,588       37,441,502

PROPERTY AND EQUIPMENT, net                                                         28,634,260       19,443,611

DEFERRED INCOME TAXES                                                                3,155,279        3,314,999

OTHER ASSETS                                                                         1,735,191        1,377,658
                                                                               ---------------  ---------------
                                                                               $    75,876,318  $    61,577,770
                                                                               ===============  ===============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                            $     4,000,000  $     1,385,691
  Current portion of capitalized lease obligations                                     665,487          744,333
  Accounts payable                                                                   6,884,079        5,822,638
  Accrued expenses                                                                   3,708,736        3,959,202
                                                                               ---------------  ---------------
           Total current liabilities                                                15,258,302       11,911,864
                                                                               ---------------  ---------------
LONG-TERM DEBT                                                                      14,000,000        4,799,289
                                                                               ---------------  ---------------
CAPITALIZED LEASE OBLIGATIONS                                                          832,931        1,498,418
                                                                               ---------------  ---------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    none issued                                                                            --                --
  Common stock, $.01 par value, 40,000,000 shares authorized,
    11,642,475 and 11,542,300 shares issued and outstanding                            116,425          115,423
  Additional paid-in capital                                                        49,334,130       49,257,879
  Deferred compensation                                                                (53,716)        (107,428)
  Accumulated deficit                                                               (3,191,000)      (5,617,828)
  Accumulated other comprehensive income                                              (420,754)        (279,847)
                                                                               ---------------  ----------------
           Total shareholders' equity                                               45,785,085       43,368,199
                                                                               ---------------  ---------------
                                                                               $    75,876,318  $    61,577,770
                                                                               ===============  ===============

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             For the Year Ended
                                                                                 December 31
                                                              ------------------------------------------------
                                                                   1998              1997             1996
                                                              -------------   ---------------  ---------------
NET REVENUES                                                  $ 120,981,890   $    91,652,978  $    71,599,435
                                                              -------------   ---------------  ---------------
OPERATING EXPENSES:
  Cost of services                                               69,587,985        50,662,062       38,536,578
  Selling, general and administrative                            47,011,939        37,008,848       30,707,788
  Nonrecurring compensation expense                                      --                --       12,689,651
                                                              -------------   ---------------  ---------------
                                                                116,599,924        87,670,910       81,934,017
                                                              -------------   ---------------  ---------------
       Operating income (loss)                                    4,381,966         3,982,068      (10,334,582)
INTEREST EXPENSE                                                  1,019,511           478,726          655,207
INTEREST INCOME                                                    (613,682)         (876,668)        (475,325)
                                                              -------------   ---------------  ---------------
       Income (loss) before income taxes                          3,976,137         4,380,010      (10,514,464)
INCOME TAXES (BENEFIT)                                            1,549,309         1,708,204       (2,997,748)
                                                              -------------   ---------------  ---------------
NET INCOME (LOSS)                                             $   2,426,828   $     2,671,806  $    (7,516,716)
                                                              =============   ===============  ===============
EARNINGS PER SHARE:
  Basic earnings (loss) per share                             $        0.21   $          0.23  $         (0.72)
                                                              =============   ===============  ===============
  Diluted earnings (loss) per share                           $        0.20   $          0.22  $         (0.72)
                                                              =============   ===============  ===============
  Shares used in computing basic earnings
     (loss) per share                                            11,569,931        11,542,234       10,407,271
                                                              =============   ===============  ===============
  Shares used in computing diluted earnings
     (loss) per share                                            12,023,152        12,044,341       10,407,271
                                                              =============   ===============  ===============
PRO FORMA DATA (unaudited):
  Historical loss before income taxes                                                          $   (10,514,464)
  Pro forma income tax benefit                                                                      (3,766,748)
                                                                                               ---------------
  Pro forma net loss                                                                           $    (6,747,716)
                                                                                               ===============
  Pro forma basic and diluted loss per share                                                   $         (0.65)
                                                                                               ===============
  Shares used in computing pro forma basic and diluted
     loss per share                                                                                 10,407,271
                                                                                               ===============

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                      Common Stock             Additional         Deferred
                                                                -----------------------         Paid-in            Compen-
                                                                 Shares         Amount          Capital            sation
                                                                ----------    ---------     -------------       -----------
BALANCE, DECEMBER 31, 1995                                       9,000,000   $   90,000     $     310,000       $        --
  Deferred compensation related to grants of
    stock options                                                       --           --           268,565          (268,565)
  Amortization of deferred compensation                                 --           --                --           107,425
  Issuance of stock options                                             --           --        12,689,651                --
  Distribution to S Corporation shareholders                            --           --                --                --
  Termination of S Corporation status                                   --           --         1,493,837                --
  Sale of Common stock in initial public offering, net of
    offering costs                                               2,411,552       24,116        34,522,799                --
  Exercise of stock options, including tax benefit                 126,748        1,267            53,638                --

  Comprehensive income:
    Net loss                                                            --           --                --                --
    Currency translation adjustment                                     --           --                --                --
        Total comprehensive income
                                                                ----------   ----------     -------------       -----------
BALANCE, DECEMBER 31, 1996                                      11,538,300      115,383        49,338,490          (161,140)
  Cancellation of stock options                                         --           --           (84,648)               --
  Amortization of deferred compensation                                 --           --                --            53,712
  Exercise of stock options                                          4,000           40             4,037                --

  Comprehensive income:
    Net income                                                          --           --                --                --
    Currency translation adjustment                                     --           --                --                --
        Total comprehensive income
                                                                ----------   ----------     -------------       -----------
BALANCE, DECEMBER 31, 1997                                      11,542,300      115,423        49,257,879          (107,428)
    Amortization of deferred compensation                               --           --             --               53,712
    Exercise of stock options                                      100,175        1,002            76,251                --

  Comprehensive income:
    Net income                                                          --           --                --                --
    Currency translation adjustment                                     --           --                --                --
        Total comprehensive income
                                                                ----------   ----------     ------------        -----------
BALANCE, DECEMBER 31, 1998                                      11,642,475   $  116,425     $  49,334,130       $   (53,716)
                                                                ==========   ==========     =============       ===========

-----------------
(RESTUBBED TABLE)
-----------------
                                                                                Accumulative
                                                                  Retained        Other Comp-          Total
                                                                  Earnings         rehensive        Shareholders'
                                                                  (Deficit)          Income           Equity
                                                                ------------     ------------      ------------
BALANCE, DECEMBER 31, 1995                                      $  3,438,912     $     4,122       $   3,843,034
  Deferred compensation related to grants of
    stock options                                                         --              --                  --
  Amortization of deferred compensation                                   --              --             107,425
  Issuance of stock options                                               --              --          12,689,651
  Distribution to S Corporation shareholders                      (2,717,993)             --          (2,717,993)
  Termination of S Corporation status                             (1,493,837)             --                  --
  Sale of Common stock in initial public offering, net of
    offering costs                                                        --              --          34,546,915
  Exercise of stock options, including tax benefit                        --              --              54,905
                                                                                                   -------------
  Comprehensive income:
    Net loss                                                      (7,516,716)             --          (7,516,716)
    Currency translation adjustment                                       --          13,123              13,123
                                                                                                  --------------
        Total comprehensive income                                                                    (7,503,593)
                                                                ------------     -----------      --------------
BALANCE, DECEMBER 31, 1996                                        (8,289,634)         17,245          41,020,344
  Cancellation of stock options                                           --              --             (84,648)
  Amortization of deferred compensation                                   --              --              53,712
  Exercise of stock options                                               --              --               4,077
                                                                                                   -------------
  Comprehensive income:
    Net income                                                     2,671,806              --           2,671,806
    Currency translation adjustment                                       --        (297,092)           (297,092)
                                                                                                   -------------
        Total comprehensive income                                                                     2,374,714
                                                                ------------     -----------       -------------
BALANCE, DECEMBER 31, 1997                                        (5,617,828)       (279,847)         43,368,199
    Amortization of deferred compensation                                 --              --              53,712
    Exercise of stock options                                             --              --              77,253
                                                                                                   -------------
  Comprehensive income:
    Net income                                                     2,426,828              --           2,426,828
    Currency translation adjustment                                       --        (140,907)           (140,907)
                                                                                                   -------------
        Total comprehensive income                                                                     2,285,921
                                                                ------------     -----------       -------------
BALANCE, DECEMBER 31, 1998                                      $ (3,191,000)    $  (420,754)      $  45,785,085
                                                                ============     ===========       =============


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Year Ended
                                                                                       December 31
                                                                   ------------------------------------------------
                                                                        1998             1997             1996
                                                                   --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $    2,426,828   $    2,671,806   $   (7,516,716)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities-
      Nonrecurring compensation expense                                        --               --       12,689,651
      Minority interest in subsidiary's earnings                               --               --           37,316
      Depreciation and amortization                                     5,667,166        3,859,914        2,792,231
      Deferred income tax expense (benefit)                               143,857         (242,216)      (3,329,922)
      (Increase) decrease in-
         Accounts receivable                                           (8,659,610)      (4,144,986)      (4,558,453)
         Receivable from related party                                         --               --          132,977
         Prepaid expenses and other                                       309,612         (985,159)         (11,386)
         Other assets                                                    (406,491)         (38,438)        (323,535)
      Increase (decrease) in-
         Accounts payable                                               1,061,441        3,015,999        1,074,134
         Accrued expenses                                                (250,466)       2,036,003         (121,301)
         Deferred revenues                                                     --               --         (421,209)
                                                                   --------------   --------------   --------------
            Net cash provided by operating activities                     292,337        6,172,923          443,787
                                                                   --------------   --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (14,755,145)     (10,585,839)      (6,893,311)
  Purchase of minority interest in subsidiary                                  --               --         (129,420)
                                                                   --------------   --------------   --------------
            Net cash used in investing activities                     (14,755,145)     (10,585,839)      (7,022,731)
                                                                   --------------   --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on lines of credit                                 --               --       (6,201,152)
  Proceeds from long-term debt                                         12,161,222        5,515,066        2,919,390
  Payments on long-term debt                                             (346,202)        (671,444)      (3,044,282)
  Payments on capitalized lease obligations                              (744,333)        (724,694)        (834,752)
  Payments on subordinated notes                                               --               --         (300,000)
  Distribution to S Corporation shareholders                                   --               --       (2,717,993)
  Net proceeds from initial public offering                                    --               --       34,546,915
  Proceeds from exercise of stock options                                  77,253            4,077           48,520
                                                                   --------------   --------------   --------------
            Net cash provided by financing activities                  11,147,940        4,123,005       24,416,646
                                                                   --------------   --------------   --------------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                           (140,907)        (297,092)          13,123
                                                                   --------------   --------------   --------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                     (3,455,775)        (587,003)      17,850,825
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                              17,711,028       18,298,031          447,206
                                                                   --------------   --------------   --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $   14,255,253   $   17,711,028   $   18,298,031
                                                                   ==============   ==============   ==============


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BACKGROUND:

ICT Group, Inc. and Subsidiaries (the "Company") is an independent provider of call center teleservices, which consist of outbound and inbound telemarketing and customer support services, together with related value-added services such as marketing, research, management and consulting services, to businesses domestically and internationally. The Company provides these services to customers in an increasing array of industries including, but not limited to, insurance and financial services, publishing, telecommunications, consumer products and services, pharmaceuticals, health care services, energy services and computer software and hardware.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. Cash equivalents at December 31, 1998 consist of an overnight repurchase agreement, money market accounts and investment-grade commercial paper.

Property and Equipment

                                                                                December 31
                                                                    --------------------------------
                                                                          1998              1997
                                                                    --------------   ---------------
       Communications and computer equipment                        $   37,269,157   $    26,076,846
       Furniture and fixtures                                            7,257,311         4,579,251
       Leasehold improvements                                            3,031,414         2,146,640
                                                                    --------------   ---------------
                                                                        47,557,882        32,802,737
       Less -  Accumulated depreciation and
                   amortization                                        (18,923,622)      (13,359,126)
                                                                    --------------   ---------------
                                                                    $   28,634,260   $    19,443,611
                                                                    ==============   ===============

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

        Communications and computer equipment            5 years
        Furniture and fixtures                           5-7 years
        Leasehold improvements                           Lease term

Depreciation expense was $5,564,496, $3,721,321 and $2,599,051 for the years ended December 31, 1998, 1997 and 1996, respectively. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized

Equipment under capital leases included in property and equipment is $5,946,468, with related accumulated amortization of $4,315,682 and $3,367,301 at December 31, 1998 and 1997, respectively.

Other Assets

                                                                             December 31
                                                                    --------------------------------
                                                                         1998              1997
                                                                    --------------   ---------------
        Deposits                                                    $      867,701   $       549,807
        Goodwill, net of accumulated amortization
          of $217,941 and $157,455                                         689,994           750,480
        Other                                                              177,496            77,371
                                                                    --------------   ---------------
                                                                    $    1,735,191   $     1,377,658
                                                                    ==============   ===============

Goodwill is amortized over 15 years on a straight-line basis. The Company evaluates the realizability of goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the assets acquired. If the amount of such estimated undiscounted future cash flows is less than the net book value of the assets acquired, the assets are written down to the amount of the estimated undiscounted cash flows. The Company believes that there has been no impairment of goodwill as of December 31, 1998.

Accrued Expenses

                                                                             December 31
                                                                    --------------------------------
                                                                          1998             1997
                                                                    --------------   ---------------
       Payroll and related benefits                                 $    1,786,945   $     1,942,455
       Telecommunications expense                                          871,761           890,243
       Income tax payable                                                  103,367           755,285
       Interest                                                            325,646            42,608
       Other                                                               621,017           328,611
                                                                    --------------   ---------------
                                                                    $    3,708,736   $     3,959,202
                                                                    ==============   ===============

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements as measured by enacted tax laws.

Prior to the closing of the Company's initial public offering in June 1996, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, the Company was not subject to federal and state income taxes, and the taxable income of the Company was included in the shareholders' tax returns. Shortly before the closing of the initial public offering, the Company terminated its status as an S corporation and is now subject to federal and state income taxes. For the year ended December 31, 1996, the Company recorded a tax expense of $1,015,386 as a result of establishing a net deferred tax liability upon its conversion to a C corporation.

Supplemental Cash Flow Information

For the years ended December 31, 1998, 1997 and 1996, the Company paid interest of $736,473, $440,660, and $748,591, respectively. Capital lease obligations of $947,208, and $475,067 were incurred on equipment leases entered into in 1997 and 1996, respectively. For the years ended December 31, 1998 and 1997, the Company paid income taxes of $1,968,387 and $919,637, respectively.

Major Customers and Concentration of Credit Risk

In 1998, 1997 and 1996, one customer accounted for approximately 22%, 31% and 35% of net revenues, respectively. In 1998, 1997 and 1996, net revenues from customers within the insurance industry accounted for 34%, 42% and 42% of total net revenues, respectively, and customers within the financial services industry accounted for 33%, 24% and 26% of total net revenues, respectively. The loss of the Company's major customer or a downturn in the insurance or financial services industries could have a material adverse effect on the Company's business.

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

Basic earnings (loss) per share ("Basic EPS") is computed by dividing the net income (loss) for each year by the weighted average number of shares of Common stock outstanding for each year. Diluted earnings (loss) per share ("Diluted EPS") is computed by dividing net income (loss) for each year by the weighted average number of shares of Common stock and the dilutive effect of Common stock equivalents during each year. For the years ended December 31, 1998 and 1997, the dilutive effect of Common stock equivalents used in computing Diluted EPS was 453,221 and 502,107, respectively. For the years ended December 31, 1998 and 1997, options to purchase 782,429 and 618,418 shares of Common Stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive. For the year ended December 31, 1996, Common stock equivalents are not included, as their effect is antidilutive.

Recently Issued Accounting Pronouncements

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

In 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information"("SFAS No. 131"). This statement establishes additional standards for segment reporting in financial statements. The Company has provided additional disclosure for its segments in accordance with SFAS No. 131 (see Note 10).


3. PRO FORMA INCOME TAX PROVISION (UNAUDITED):

Shortly before the closing of the Offering, the Company terminated its status as an S corporation and, as a result, the Company is now subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statement of operations for the year ended December 31, 1996 includes an unaudited pro forma adjustment for the income taxes that would have been recorded if the Company had not been an S corporation, based on the tax laws in effect during the respective period.


4. DEBT:

                                                                                 December 31
                                                                       ------------------------------
                                                                           1998               1997
                                                                       ------------        ----------

     Term loan, interest at 7%, principal payments of
        $333,333 per month through June 2003 .....................      $18,000,000       $        --
     Equipment lines of credit, interest at prime less
        one-half point, converted to term loan in
        December, 1998 ...........................................               --         6,184,980
                                                                        -----------       -----------
                                                                         18,000,000         6,184,980
     Less - Current portion                                              (4,000,000)       (1,385,691)
                                                                        -----------       -----------
                                                                        $14,000,000       $ 4,799,289
                                                                        ===========       ===========



Future maturities of long-term debt are as follows at December 31, 1998:

                  1999 ...........................................                        $ 4,000,000
                  2000 ...........................................                          4,000,000
                  2001 ...........................................                          4,000,000
                  2002 ...........................................                          4,000,000
                  2003 ...........................................                          2,000,000
                                                                                          -----------
                                                                                          $18,000,000
                                                                                          ===========

In April 1998, the Company entered into an agreement with two banks under which the Company obtained a line of credit for an aggregate of $45.0 million (the "Line of Credit"). Upon execution of the agreement, all principal amounts outstanding under prior agreements, plus accrued interest and fees incurred in connection with the new agreement, were rolled into the Line of Credit. The agreement was amended in December 1998 to allow for an annual calendar term out. Borrowings may be used for acquisitions, working capital, capital expenditures, and other corporate purposes. The Line of Credit can be drawn upon through April 2001, at which time all amounts outstanding are repayable, unless the Company has elected to term out eligible borrowings as described below. Interest on borrowings is calculated at a variable rate and payable quarterly.

Under the terms of the amended agreement, the Company has the option, once each year, to convert amounts borrowed for capital expenditures to term loans. Amounts converted to term loans are repayable monthly in fifty-four equal principal payments plus interest. Interest on the term loans is variable at a base rate, as defined, minus .5%. The Company may elect to convert such variable rate to a fixed rate, as defined, plus 1.50%. In December 1998, the Company elected to convert borrowings under the Line of Credit into a term loan. The term loan is repayable in 54 monthly installments of $333,333 plus interest at a fixed rate of 7%, commencing January 1999.

The Company must pay a commitment fee of .25% on the average daily balance of any unused amount of the Line of Credit, payable quarterly. The amount of the unused Line of Credit at December 31, 1998 totaled $27,000,000. The Company incurred interest expense of $650,908 under the Line of Credit for the year ended December 31, 1998. The weighted average interest on borrowings under the Line of Credit for the year ended December 31, 1998 was 7.4%.

Borrowings under the Line of Credit are secured by substantially all of the Company's assets. The Company is required to maintain certain financial ratios and a specified level of net worth, as defined, and payments of dividends and repurchases of stock are limited.


5. CAPITALIZED LEASE OBLIGATIONS:

The Company leases certain equipment under capital leases. Future minimum lease payments as of December 31, 1998, are as follows:

               1999 ..........................................      $  794,070
               2000 ..........................................         599,824
               2001 ..........................................         308,107
                                                                    ----------
               Total minimum lease payments ..................       1,702,001
               Less - Amount representing interest ...........        (203,583)
                                                                    ----------
               Present value of minimum lease payments .......       1,498,418
               Less - Current portion ........................        (665,487)
                                                                    ----------
                                                                    $  832,931
                                                                    ==========

6. INCOME TAXES:

Effective June 11, 1996, the Company terminated its status as an S corporation and was subject to federal and state income taxes from the date of termination to December 31, 1996.
The components of the income (loss) before income taxes are as follows:

                                           Year Ended December 31
                         ------------------------------------------------
                            1998               1997              1996
                         ----------         ----------       ------------

    Domestic ......      $4,038,383         $3,192,559       $(10,997,820)
    Foreign .......         (62,246)         1,187,451            483,356
                         ----------         ----------       ------------

                         $3,976,137         $4,380,010       $(10,514,464)
                         ==========         ==========       ============

The components of the provision (benefit) for income taxes are as follows:

                                                   Year Ended December 31
                                           -----------------------------------------
                                              1998           1997          1996
                                           ----------    ----------    -----------
    Current:
      Federal ..........................   $1,271,126    $1,339,098    $      --
      State ............................        9,746        10,540           --
      Foreign ..........................      124,580       462,831        173,342
                                            ---------    ----------    -----------

                                            1,405,452     1,812,469        173,342
                                           ----------    ----------    -----------
    Deferred:
      Federal ..........................      121,725       (90,898)    (3,759,300)
      State ............................       22,132       (13,367)      (427,176)
      Foreign ..........................         --            --             --
                                           ----------    ----------    -----------

                                              143,857      (104,265)    (4,186,476)
                                           ----------    ----------    -----------
    Reinstatement of deferred income tax
    liability ..........................         --            --        1,015,386
                                           ----------    ----------    -----------

                                           $1,549,309    $1,708,204    $(2,997,748)
                                           ==========    ==========    ===========

The approximate income tax effect of each type of temporary difference is as follows:

                                                    December 31
                                            --------------------------
                                               1998           1997
                                            -----------    -----------

    Gross deferred tax assets:
      Nonrecurring compensation expense . $ 4,006,203 $4,081,260 Accruals and reserves not currently
         deductible for tax .............       301,059       178,876
      Deferred compensation .............        83,791        63,955
                                            -----------    ----------

                                            $ 4,391,053    $4,324,091
                                            ===========    ==========

    Gross deferred tax liabilities:
      Cash basis of accounting ..........   $  (287,364)   $ (584,897)
      Depreciation methods ..............      (619,265)      (59,921)
      Other .............................      (134,406)     (185,398)
                                            -----------    ----------

                                            $(1,041,035)   $ (830,216)
                                            ===========    ==========

The Company has recorded no valuation reserve for deferred tax assets as of December 31, 1998. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

In June 1996, the Company recorded a nonrecurring compensation charge of $12.7 million relating to the extension of stock options (see Note 8). In connection with the compensation charge, the Company recorded a deferred tax benefit of $4.7 million based on the then excess of the Company's stock price ($16 per share) over the exercise price of the extended options. To the extent the stock price is below $16 per share when the options are exercised, the actual tax deduction the Company will receive will be less than the carrying amount of the deferred tax asset. Based on the Company's stock price at December 31, 1998 of $2.56 per share, an impairment of $3.3 million would have occurred had all of the extended options been exercised. To the extent non-extended options are exercised that result in a tax deduction, the potential impairment of the deferred tax asset would be reduced.

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                          Year Ended December 31,
                                                          ----------------------

                                                         1998      1997       1996
                                                         ----      ----       ----
    Federal statutory tax rate ...................       34.0%     34.0%     (34.0)%
    Income not subject to corporate taxes
      due to S Corporation status ................         --        --        2.3
    Reinstatement of deferred taxes upon
      conversion to C Corporation status .........         --        --        9.7
    State income taxes, net of federal tax benefit        1.3       4.0       (5.2)
    Other ........................................        3.7       1.0       (1.3)
                                                         ----      ----       ----

                                                         39.0%     39.0%     (28.5)%
                                                         ====      ====       ====

7. PROFIT SHARING PLAN:

The Company maintains a trusteed profit sharing plan (Section 401(k)) for all qualified employees, as defined. The Company matches 50% of employee contributions, up to a maximum of 6% of the employee's compensation; however, it may also make additional contributions to the Plan based upon profit levels and other factors. No such additional contributions were made in 1998, 1997 or 1996. Employees are fully vested in their contributions, while full vesting for the Company's contributions occurs upon death, disability, retirement or completion of five years of service. In 1998, 1997 and 1996, the Company's contributions were $323,060, $296,529 and $289,499, respectively. The Plan's trustees are the management of the Company.

8. EQUITY PLANS:

Stock Option Plans

The Company's 1996 Equity Compensation Plan authorizes up to 1,120,000 shares of Common Stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, stock appreciation rights and other awards based on the Company's Common Stock. The options to be granted and the option prices are established by the Board of Directors or a committee composed of two or more of its members. Incentive stock options are granted at prices not less than fair market value. Options are exercisable for periods not to exceed ten years, as determined by the Board of Directors or its committee. As of December 31, 1998, 730,700 shares of Common Stock were available for grant under the plan.

The Company's 1996 Non-Employee Director Plan authorizes up to 30,000 shares of Common Stock for issuances of nonqualified stock options to non-employee directors. As of December 31, 1998, 26,000 shares of Common Stock are available for grant under this plan.

As of December 31, 1998, there were options to purchase 724,675 shares of Common Stock outstanding in connection with the Company's 1987 Stock Option Plan. No future grants will be made under this plan.

In April 1987, the Company issued outside the plan an option to purchase 90,000 shares at an exercise price of $.04 per share. This option vested upon the Offering resulting in compensation expense of $1,436,000. This option expired in December 1996.


Equity Incentive Plan

In December 1995, the Company adopted an Equity Incentive Plan that provided for the issuance of up to 270,000 Equity Incentive Units ("Units"). In December 1995, the Company awarded 159,300 Units with a purchase price of $1.02 per Unit. Each Unit allows the holder the right to purchase one share of Common Stock at a specified price. Units are exercisable for a period not to exceed ten years from the date of grant. Concurrent with the Offering, the Units vested resulting in compensation expense of $2,386,491. As of December 31, 1998, there were 106,875 Units outstanding. No more Units will be granted under the Equity Incentive Plan.

Information with respect to the options granted under the stock option plans and Units is as follows:

                                                                                                     Weighted
                                                                             Exercise           Average Exercise
                                                        Shares                 Price                  Price
                                                       ---------          ---------------       ----------------
    Outstanding, December 31, 1995 .................   1,160,550          $  .04 - $ 1.02               $ .30
           Granted .................................      79,000            1.57 -  16.25                6.73
           Exercised ...............................    (126,748)            .04 -   1.57                 .38
           Canceled ................................    (101,925)            .04 -   1.57                 .18
                                                       ---------          ---------------               -----

    Outstanding, December 31, 1996 .................   1,010,877             .04 -  16.25                 .81
           Granted .................................     148,500           4.125 -  16.00                6.48
           Exercised ...............................      (4,000)                1.02                    1.02
           Canceled ................................     (34,852)           1.02 -   1.57                1.09
                                                       ---------          ---------------               -----

    Outstanding, December 31, 1997 .................   1,120,525             .04 -  16.25                1.55
           Granted .................................     235,200            4.75 -   4.88                4.87
           Exercised ...............................    (100,175)            .04 -   1.57                 .77
           Canceled ................................     (19,900)           1.57 -   4.88                3.08
                                                       ---------          ---------------               -----
    Outstanding, December 31, 1998 .................   1,235,650          $  .04 - $16.25               $2.22
                                                       =========          ===============               =====


The following table summarizes information about stock options and units outstanding at December 31, 1998:

                                     Options Outstanding                       Options Exercisable
                           ----------------------------------------       -----------------------------
                                           Weighted        Weighted                           Weighted
     Range of                               Average         Average                            Average
  Exercise Price              Number       Remaining       Exercise           Number          Exercise
                           Outstanding       Life            Price         Exercisable          Price
-----------------           -----------   -----------     ----------      -------------       ---------
$  .04 to $ 1.57 .......     831,550           3            $  .27             826,150          $  .26
$ 4.13 to $ 5.25 .......     348,100           9              4.85             107,100            4.84
$10.00 to $16.25 .......      56,000           8             14.82              28,300           14.94
                           =========       =========        ======             =======          ======
$  .04 to $16.25 .......   1,235,650           5            $ 2.22             961,550          $ 1.20
                           =========       =========        ======             =======          ======


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

Company Option Plans

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plans. The disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation," was adopted by the Company in 1996. Had compensation cost for the Company's stock-based compensation plans been determined under SFAS No. 123, the Company's net income (loss) would have been increased or decreased to the pro forma amounts indicated below. Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma compensation charge may not be representative of that to be expected in future years.

                                                   Year Ended December 31
                                      -----------------------------------------------
                                          1998             1997             1996
                                      -------------    -------------   --------------
    Net income (loss), as reported    $   2,426,828    $   2,671,806   $   (6,747,716)
    Pro forma net income (loss) ..    $   2,175,662    $   2,497,235   $   (6,880,891)

    Diluted EPS, as reported .....    $         .20    $         .22   $         (.65)
    Pro forma Diluted EPS ........    $         .18    $         .21   $         (.66)

The weighted average fair value of the options granted in 1998, 1997 and 1996 is estimated at $2.12, $3.64 and $5.35 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield, volatility of 85%, weighted average risk-free interest rate of 5% in 1998 and 6% in 1997 and 1996, and an expected life of 7 years.

9. COMMITMENTS AND CONTINGENCIES:

The Company leases office facilities and certain equipment under operating leases. Rent expense was $7,087,136, $4,951,149 and $3,627,630 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum rentals for all operating leases are as follows:

                   1999 .............................  $5,089,499
                   2000 .............................   4,572,225
                   2001 .............................   3,677,488
                   2002 .............................   3,262,030
                   2003 .............................   2,279,676
    2004 and thereafter .............................   1,394,165

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

In October 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's Offering in June 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrong doing and are vigorously defending the suit. In February 1998, the defendants filed a motion to dismiss the complaint. In May 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. In June 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's Offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. In November 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. In February 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. The parties are proceeding with discovery.

In July 1996, Main Street Marketing of America Incorporated ("Main Street Marketing") brought a demand for arbitration against the Company claiming damages as a result of the Company's alleged breach of a service agreement under which the Company agreed to provide Main Street Marketing with various data entry and data processing services relating to Main Street Marketing's magazine subscription program. Main Street Marketing alleges that the Company committed various breaches of the service agreement and has demanded an award in excess of $3 million. The Company has responded to this demand for arbitration by denying liability and counterclaiming in an amount in excess of $125,000. Discovery has progressed in this matter, but has not yet been completed. It is not possible at this stage of the proceeding to evaluate the probable outcome of this litigation.

The Company has renewable employment agreements with six key executives with terms ranging from one to three years. The agreements provide for, among other things, severance payments ranging from six months to three years.

10. OPERATING AND GEOGRAPHIC INFORMATION:

Under the disclosure requirements of SFAS No. 131, the Company classifies its operations into four business segments: Domestic TeleServices, International TeleServices, Marketing Services and Management Services. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies (see Note 2). Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic TeleServices segment provides inbound and outbound telemarketing services. The International TeleServices segment provides international multilingual inbound and outbound telemarketing services, customer management services, marketing, research and other value-added services, and includes business conducted by Spantel for the U.S. Hispanic unit. The Marketing Services segment provides marketing, research and consulting teleservices on behalf of customers operating in the Company's target industries. The Management Services segment offers call center services such as site and system equipment selection, facility launch, program planning and implementation, staffing, technical support and ongoing customer care management. Prior to 1997, the Company only tracked revenues for its business segments. As such, the operating results and identifiable assets have not been presented for 1996.

                                                  For the Year Ended December 31,
                                               ------------------------------------
                                                  1998        1997           1996
                                               --------     ---------     ---------
                                                         (In thousands)
Revenues:
      Domestic TeleServices ..............    $  79,030     $  58,480     $  47,621
      International TeleServices .........       13,373        12,867         7,349
      Marketing Services .................       17,272        14,425        12,511
      Management Services ................       11,307         5,881         4,118
      Corporate ..........................         --            --            --
                                              ---------     ---------     ---------
                                              $ 120,982     $  91,653     $  71,599
                                              =========     =========     =========

    Operating income (loss):
      Domestic TeleServices ..............    $   5,791     $   4,306     $
      International TeleServices .........       (1,263)          161
      Marketing Services ................          (832)         (608)
      Management Services ...............           686           123
                                              ---------     ---------     ---------
                                              $   4,382     $   3,982     $ (10,335)
                                              =========     =========     =========
    Total Assets:
      Domestic TeleServices ..............    $  41,786     $  37,662     $
      International TeleServices .........       13,356         9,777
      Marketing Services ................         9,944         7,098
      Management Services ...............         6,052         3,190
      Corporate .........................         4,738         3,851
                                              ---------     ---------     ---------
                                              $  75,876     $  61,578     $  49,112
                                              =========     =========     =========
    Depreciation and Amortization:
      Domestic TeleServices ..............    $   2,583     $   2,177     $
      International TeleServices .........        1,005           563
      Marketing Services ................           831           352
      Management Services ...............           279            --
      Corporate .........................           969           768
                                              ---------     ---------     ---------
                                              $   5,667     $   3,860     $   2,792
                                              =========     =========     =========
    Capital Expenditures:
      Domestic TeleServices ..............    $   4,496     $   4,106     $
      International TeleServices .........        4,046         3,276
      Marketing Services ................         2,876         1,007
      Management Services ...............         1,451            --
      Corporate                                   1,886         2,197
                                              ---------     ---------     ---------
                                              $  14,755     $  10,586     $   6,893
                                              =========     =========     =========

The following table represents information about the Company by geographic area:


                                    For the Year Ended December 31,
                                -------------------------------------
                                   1998         1997          1996
                                ---------     ---------     ---------
                                           (In thousands)
    Revenues:
       United States .......    $ 111,067     $  81,248     $  65,319
       Canada ..............        4,676         5,902         3,124
       Europe ..............        5,239         4,503         3,156
                                ---------     ---------     ---------
                                $ 120,982     $  91,653     $  71,599
                                =========     =========     =========

    Operating income (loss):
       United States .......    $   5,655    $    3,513     $ (10,787)
       Canada ..............        1,463         1,151           719
       Europe ..............       (2,736)         (682)         (287)
                                ---------     ---------     ---------
                                $   4,382     $   3,982     $ (10,335)
                                =========     =========     =========

    Identifiable assets:
       United States .......    $  68,107     $  55,107     $  45,273
       Canada ..............        3,078         1,955         1,625
       Europe ..............        4,691         4,516         2,214
                                ---------     ---------     ---------
                                $  75,876     $  61,578     $  49,112
                                =========     =========     =========

                        ICT GROUP, INC. AND SUBSIDIARIES


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS




                                                      Balance,
                                                   Beginning of      Charged to                            Balance,
        Description                                    Year            Expense        Deductions          End of Year
---------------------------------                  ------------      ----------       ----------          -----------
Allowance for doubtful accounts:
         1998 .................................      $345,897         $456,697        $(287,697)           $514,897
         1997 .................................       354,524          315,539         (324,166)            345,897
         1996 .................................       211,773          446,289         (303,538)            354,524

                                  EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------

   21            List of Subsidiaries
   23            Consent of Independent Public Accountants
   27            Financial Data Schedule