Form 10-Q
period 1999-03-31
ICT GROUP INC
filed 1999-05-07
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1999 or

       [  ]     Transition report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                For the transition period from _____________to _____________.

       Commission File Number:            0-20807
                                          -------

                               ICT GROUP, INC.
               -----------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Pennsylvania                              23-2458937
       ----------------------------------         ----------------------------
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification No.)

       800 Town Center Drive, Langhorne PA                   19047
       -----------------------------------------  ----------------------------
        (Address of principal executive offices)           (Zip Code)

                                215-757-0200
                 -------------------------------------------
             Registrant's telephone number, including area code.


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

Common Shares, $0.01 par value, 11,643,150 shares outstanding as of May 3, 1999.

                                 ICT GROUP, INC.

                                      INDEX


PART 1              FINANCIAL INFORMATION                               PAGE


         Item 1     CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                    Consolidated Balance Sheets -
                      March 31, 1999 and December 31, 1998               3

                    Consolidated Statements of Operations -
                      Three months ended
                      March 31, 1999 and 1998                            5

                    Consolidated Statements of Cash Flows -
                      Three months ended March 31, 1999 and 1998         6

                    Notes to Consolidated Financial Statements           7


         Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS      9


PART II             OTHER INFORMATION


         Item 1     LEGAL PROCEEDINGS                                   14

         Item 6     EXHIBITS AND REPORTS ON FORM 8-K                    14


SIGNATURES                                                              15

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                March 31,           December 31,
                                                                  1999                  1998
                                                               --------              --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $ 13,439              $ 14,255
  Accounts receivable, net                                       29,683                26,344
  Prepaid expenses and other                                      1,849                 1,558
  Deferred income taxes                                             195                   195
                                                               --------              --------
             Total current assets                                45,166                42,352
                                                               --------              --------

PROPERTY AND EQUIPMENT, net
  Communications and computer equipment                          39,779                37,269
  Furniture and fixtures                                          7,823                 7,257
  Leasehold improvements                                          3,334                 3,032
                                                               --------              --------
                                                                 50,936                47,558
  Less:  Accumulated depreciation and amortization              (20,492)              (18,924)
                                                               --------              --------
                                                                 30,444                28,634
                                                               --------              --------

DEFERRED INCOME TAXES                                             3,155                 3,155

OTHER ASSETS                                                      1,855                 1,735
                                                               --------              --------
                                                               $ 80,620              $ 75,876
                                                               ========              ========

    The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                 March 31,           December 31,
                                                                                   1999                  1998
                                                                                 --------              --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                              $  4,000              $  4,000
  Current portion of capitalized lease obligations                                    657                   665
  Accounts payable                                                                  9,530                 6,884
  Accrued expenses                                                                  6,002                 3,709
                                                                                 --------              --------

             Total current liabilities                                             20,189                15,258
                                                                                 --------              --------

LONG-TERM DEBT                                                                     13,000                14,000
                                                                                 --------              --------

CAPITALIZED LEASE OBLIGATIONS                                                         668                   833
                                                                                 --------              --------

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                                     --                    --
  Common Stock, $0.01 par value, 40,000 shares authorized,
     11,643 and 11,642 shares issued and outstanding                                  116                   116
  Additional paid-in capital                                                       49,334                49,334
  Deferred compensation                                                               (40)                  (54)
  Accumulated deficit                                                              (2,177)               (3,191)
  Accumulated other comprehensive income                                             (470)                 (420)
                                                                                 --------              --------

             Total shareholders' equity                                            46,763                45,785
                                                                                 --------              --------

                                                                                 $ 80,620              $ 75,876
                                                                                 ========              ========

    The accompanying notes are an integral part of these statements

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                 -------------------------------
                                                                     1999                1998
                                                                 ----------           ----------
NET REVENUES                                                      $  36,951            $  27,020


OPERATING EXPENSES:
  Cost of services                                                   20,388               16,302
  Selling, general and administrative                                14,653                9,664
                                                                 ----------           ----------
                                                                     35,041               25,966
                                                                 ----------           ----------

                Operating income                                      1,910                1,054


INTEREST EXPENSE  (INCOME), NET                                         248                  (38)
                                                                 ----------           ----------

                Income before income taxes                            1,662                1,092


INCOME TAXES                                                            648                  426
                                                                 ----------           ----------

NET INCOME                                                        $   1,014            $     666
                                                                 ==========           ===========

EARNINGS PER SHARE:
   Basic earnings per share                                       $    0.09            $    0.06
                                                                 ==========           ===========
   Diluted earnings per share                                     $    0.08            $    0.06
                                                                 ==========           ===========

   Shares used in computing basic earnings per share                 11,643               11,542
                                                                 ==========           ===========
   Shares used in computing diluted earnings per share               12,043               12,053
                                                                 ==========           ===========


    The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                ------------------------------
                                                                                   1999                 1998
                                                                                --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  1,014              $    666
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                                1,582                 1,204
      (Increase) decrease in:
        Accounts receivable                                                       (3,339)               (3,316)
        Prepaid expenses and other                                                  (291)                 (590)
        Deferred income taxes                                                       --                      85
        Other assets                                                                (120)                  (28)
      Increase in:
        Accounts payable                                                           2,646                   270
        Accrued expenses                                                           2,293                   900
                                                                                --------              --------
                Net cash provided by (used in) operating activities                3,785                  (809)
                                                                                --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (3,378)               (2,468)
                                                                                --------              --------
                Net cash used in investing activities                             (3,378)               (2,468)
                                                                                --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                      --                   2,661
  Payments on long-term debt                                                      (1,000)                 (346)
  Payments on capitalized lease obligations                                         (173)                 (193)
                                                                                --------              --------
                Net cash (used in) provided by financing activities               (1,173)                2,122
                                                                                --------              --------

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
        AND CASH EQUIVALENTS                                                         (50)                  (37)
                                                                                --------              --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (816)               (1,192)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    14,255                17,711
                                                                                --------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 13,439              $ 16,519
                                                                                ========              ========

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 1998.


Note 2:  EARNINGS PER SHARE

The Company has presented earnings per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share ("Basic EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock and Common stock equivalents outstanding for each period. For the three months ended March 31, 1999 and 1998, Common stock equivalents outstanding used in computing Diluted EPS were 400,000 and 511,000, respectively. For the three months ended March 31, 1999 and 1998, options to purchase 1,015,000 and 814,000 shares of Common stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive.


Note 3:  COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three months ended March 31, 1999 and 1998, comprehensive income was as follows:

                                                        Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                       1999            1998
                                                    ----------      ---------
      Net Income                                    $1,014,000      $ 666,000
      Foreign currency translation adjustments         (31,000)       (23,000)
                                                    ----------      ---------
      Comprehensive income                          $  983,000      $ 643,000
                                                    ==========      =========

Note 4:  OPERATING AND GEOGRAPHIC INFORMATION

In 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes additional standards for segment reporting in financial statements. Under the disclosure requirements of SFAS No. 131, the Company classifies its operations into three business segments: Domestic TeleServices, International TeleServices, and Customer Management Services. Previously, the Company reported disclosure for four operating segments. The Company reassessed its operating segments and determined that three operating segments more appropriately reflect the Company's business operations. Specifically, the Company has combined the previously reported Marketing Services and Management Services segments of its business into a single segment called Customer Management Services. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic TeleServices segment provides inbound and outbound telemarketing services. The International TeleServices segment provides international multilingual inbound and outbound telemarketing services, customer management services, marketing, research and other value-added services and includes business conducted by Spantel for the US Hispanic market. The Customer Management Services segment provides marketing, research, consulting teleservices, and ongoing customer care management on behalf of customers operating in the Company's target industries.

                                                                   Three Months Ended
                                                                       March 31,
                                                 -------------------------------------------------------

                                                           1999                         1998
                                                 -------------------------    --------------------------

  Net Revenues:
    Domestic TeleServices                               $   23,272                       17,880
    International TeleServices                               5,584                        2,825
    Customer Management Services                             8,095                        6,315
                                                        ----------                   ----------
                                                        $   36,951                   $   27,020
                                                        ==========                   ==========

  Operating Income (loss):
    Domestic TeleServices                               $    1,795                   $      880
    International TeleServices                                 (31)                        (266)
    Customer Management Services                               146                          440
                                                        ----------                   ----------
                                                        $    1,910                   $    1,054
                                                        ==========                   ==========
  Total Assets:
    Domestic TeleServices                               $   44,397                   $   36,077
    International TeleServices                              14,189                       11,530
    Customer Management Services                            16,994                       13,809
    Corporate                                                5,040                        4,096
                                                        ----------                   ----------
                                                       $    80,620                   $   65,512
                                                        ==========                   ==========

  Depreciation and Amortization:
    Domestic TeleServices                              $       778                   $      542
    International TeleServices                                 260                          193
    Customer Management Services                               367                          251
    Corporate                                                  177                          218
                                                        ----------                   ----------
                                                       $     1,582                   $    1,204
                                                        ==========                   ==========

  Capital Expenditures:
    Domestic TeleServices                              $     1,288                   $      941
    International TeleServices                                 616                          450
    Customer Management Services                             1,000                          630
    Corporate                                                  474                          447
                                                        ----------                   ----------
                                                       $     3,378                   $    2,468
                                                        ==========                   ==========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999


GENERAL

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998:
-------------------------------------------

         Net Revenues. Net revenues increased 37% to $37.0 million for the three months ended March 31, 1999 from $27.0 million for the three months ended March 31, 1998 resulting from continued strong growth from financial services, telecommunications, and energy services. Revenues from the TeleServices division increased 40% to $28.9 million for the three months ended March 31, 1999 from $20.7 million in the three months ended March 31, 1998 resulting from continued strong growth in both the domestic and international markets. Domestic TeleServices revenues grew 30% to $23.3 million in 1999 from $17.9 million in 1998. International TeleServices revenues were $5.6 million in 1999 versus $2.8 million in 1998 due to rapid growth in Europe, Canada, and Spantel, our Hispanic business unit. Customer Management Services revenues increased 27% to $8.1 million in 1999 from $6.3 million in 1998. reflecting the addition and expansion of several customer care contracts.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 25% to $20.4 million for the three months ended March 31, 1999 from $16.3 million in the three months ended March 31, 1998. This increase is primarily the result of increased direct labor force and telecommunication costs required to support the increased revenue volume. As a percentage of revenues, cost of services decreased to 55% in the first quarter of 1999 from 60% in the same quarter of 1998 as both direct labor and telecommunication costs decreased on a per hour basis.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 52% to $14.7 million for the three months ended March 31, 1999 from $9.7 million for the three months ended March 31, 1998 due to increased numbers of call centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses rose to 40% in the first quarter of 1999 from 36% in the same quarter of 1998 as facilities, and systems and management staff were added to ensure sufficient labor and capacity will be available to meet the expected growth in call volume.

         Interest Expense, net. Net interest expense of $248,000 versus net interest income of $38,000 in the first quarter of 1999 and 1998, respectively, reflects the interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion offset by investment income. The increase in net interest expense is the result of increased average outstanding balances on the equipment line of credit and decreased average invested funds in 1999 as compared to 1998.

         Provision for Income Taxes. Provision for income taxes increased $222,000 to $648,000 for the first quarter of 1999 from $426,000 in the first quarter of 1998. For both 1999 and 1998, the provision for income taxes was approximately 39% of income before taxes.


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

         The Company's business tends to be strongest in the fourth quarter due to the high level of client telemarketing activity prior to the holiday season. In the first quarter, business generally levels off or slows from the previous quarter as a result of reduced telemarketing activities and client transitions to new marketing programs during the first quarter of the calendar year. In addition, the Company typically expands it's operations in the first quarter to support anticipated business growth beginning in the second quarter. As a result, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenues which results in decreased profitability for the first quarter versus the previous fourth quarter. In the first quarter of 1999, revenues of $37.0 million exceeded revenues of $35.4 million in the fourth quarter of 1998 by 4% and operating income of $1.9 million exceeded operating income of $1.8 million in the fourth quarter of 1998 by 9%. There are no assurances that these trends can continue. Also, demand for the Company's services typically slows or decreases in the third quarter as the volume of telemarketing projects decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter in anticipation of higher demand for its services during the fourth quarter.


Liquidity and Capital Resources

         Cash provided by operating activities was $3.8 million for the three months ended March 31, 1999 versus $809,000 of cash used in operating activities for the three months ended March 31, 1998. The approximate $4.6 million increase resulted from higher net income and non cash charges and an increase in accounts payable and accrued expenses due to better working capital management.

         Cash used in investing activities was $3.4 million for the three months ended March 31, 1999 compared to $2.5 million for the first quarter of 1998. The additional $900,000 of capital expenditures is primarily attributable to upgraded technology equipment and continued development and implementation of Oracle and IMA/Edge Software. Also, the Company added 126 workstations in the first quarter of 1999, and operates 3,542 workstations at March 31, 1999. In the first quarter of 1998 the Company added 158 workstations.

         Cash used in financing activities was $1.2 million for the three months ended March 31, 1999 versus cash provided by financing activities of $2.1 million for the comparable 1998 period. In 1999, the Company repaid $1.0 million on its term debt and made no borrowings under its equipment line.

         The Company's telemarketing activities will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. The capitalized lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at March 31, 1999 were $1.3 million. At March 31, 1999, term debt obligations were $17.0 million.

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

ICT Group's Internal Systems:
-----------------------------

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

Readiness of Third Parties:
---------------------------

         ICT Group has requested information from all its third party vendors on their Year 2000 readiness to determine the extent to which their failure to remedy their own Year 2000 problems will affect the Company. The information ICT Group had received from its third party vendors to date indicates that they will be Year 2000 compliant by the end of 1999.

Cost of Year 2000 Compliance:
-----------------------------

         As of March 31, 1999, the Company incurred approximately $710,000 of costs in addressing the Year 2000 issue. The Company also currently expects the total costs to become Year 2000 will not exceed $1.0 million. Approximately half of these costs have been or will be charged to expense and the balance will be for new equipment, which will be capitalized.

Risk Associated with the Year 2000:
-----------------------------------

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

Contingency Plans:
------------------

         The Company is in the process of developing contingency plans to address a worst case Year 2000 scenario. This contingency plan is expected to be completed by the end of the second quarter of 1999.

FORWARD LOOKING STATEMENTS

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

         On July 12, 1996, Main Street Marketing of America Incorporated (?Main Street Marketing?) brought a demand for arbitration against the Company in the state of Pennsylvania claiming damages as result of the Company's alleged breach of a service agreement under which the Company agreed to provide Main Street Marketing with various data entry and data processing services relating to Main Street Marketing's magazine subscription program. Main Street Marketing alleges that the Company committed various breaches of the service agreement and has demanded an award in excess of $3 million. The Company has responded to this demand for arbitration by denying liability and counterclaiming in an amount in excess of $125,000. Discovery has progressed in this matter, but has not yet been completed. It is not possible at this stage of the proceeding to evaluate the probable outcome of this litigation.


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

                  27       Financial Data Schedule


         (b) The registrant was not required to file any reports on Form 8-K for the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 ICT GROUP, INC.



Date:    May 7, 1999                      By: /s/ John J. Brennan
                                              ------------------------------
                                          John J. Brennan
                                          Chairman, President and
                                          Chief Executive Officer

Date:    May 7, 1999                      By: /s/ Vincent A. Paccapaniccia
                                              ------------------------------
                                          Vincent A. Paccapaniccia
                                          Senior Vice President,
                                          Finance and Administration,
                                          Chief Financial Officer and Secretary