Form 10-K/A
period 1998-12-31
ICT GROUP INC
filed 1999-07-16
CIK 1013149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998
                                            -----------------
                                       or
[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

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

        Registrant's telephone number, including area code: 215-757-0200

  Title of each class:           Name of each exchange on which registered:
          None                                   None
------------------------         ------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01
             --------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days: YES X    NO
                                      ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $25,934,375. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on July 14, 1999. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant's Common Stock outstanding as of July 14, 1999 was 11,643,150.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

PRELIMINARY NOTE:

This Form 10-K/A is being filed to report Part III information in lieu of the incorporation of such information by reference to the Company's definitive proxy material for its 1999 Annual Meeting of Shareholders.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


           -----------------------------------------------------------

            Directors Continuing in Office with Term Expiring in 2000

           -----------------------------------------------------------


                                 Year First Became Director, Principal Occupations During
Name of Director        Age            Past Five Years and Certain Directorships
----------------        ---      --------------------------------------------------------
John J. Brennan         55       Mr. Brennan has served as Chairman, President and Chief Executive
                                 Officer of the Company and as a director since 1987, when he managed the buyout of ICT's predecessor company, International
                                 Computerized Telemarketing, Inc., from Decision Industries
                                 Corporation ("DIC"). Mr Brennan was employed by DIC from May 1983 to March 1987 and over that period served as Vice President of
                                 Product Marketing, Vice President of Corporate Planning and
                                 Business Development and President of its subsidiary, International
                                 Computerized Telemarketing.

John A. Stoops          45       Mr. Stoops has been Vice President and General Manager of Books and
                                 Information Services for American Express Publishing Corporation, a
                                 joint venture between American Express and Time Publishing, since
                                 January 1995. From November 1990 to September 1994, Mr. Stoops was
                                 President of Atlas Editions, U.S.A. He has been a director of the
                                 Company since 1996.


           -----------------------------------------------------------

            Director Continuing in Office with Term Expiring in 2001

           -----------------------------------------------------------


                                 Year First Became Director, Principal Occupations During
Name of Director        Age            Past Five Years and Certain Directorships
----------------        ---      --------------------------------------------------------
Bernard Somers          49       Mr. Somers has been a partner of Somers & Associates, Chartered
                                 Accountants, located in Dublin, Ireland, since 1988. Mr. Somers has been a director of the Company since 1996. He currently serves as a director of Eurotel Marketing Limited, a subsidiary of the Company, and Commerzbank Europe (Ireland) Ltd.



           -----------------------------------------------------------

            Directors Continuing in Office with Term Expiring in 2002

           -----------------------------------------------------------

                                 Year First Became Director, Principal Occupations During
Name of Director        Age            Past Five Years and Certain Directorships
----------------        ---      --------------------------------------------------------
Donald P. Brennan       58       Donald P. Brennan has served as a Vice Chairman and director of the
                                 Company since April 1987. Mr. Brennan has been a private investor since December 1998. He had been an Advisory Director of Morgan
                                 Stanley & Co. Incorporated since February 1996. Prior to that time,
                                 Mr. Brennan was a Managing Director and Head of the Merchant
                                 Banking Division of Morgan Stanley & Co. Incorporated from 1986 until his retirement in December 1998, and also has served as
                                 Chairman of Morgan Stanley Capital Partners III, Inc., Chairman of
                                 Morgan Stanley Leveraged Equity Fund II, Inc., Chairman of Morgan
                                 Stanley Venture Partners and a director of Morgan Stanley & Co.
                                 Incorporated.


                        EXECUTIVE OFFICERS OF THE COMPANY

Name                      Age                   Position
----                      ---                   --------

John J. Brennan           55        Chairman, President, Chief Executive Officer

Vincent A. Paccapaniccia  41        Senior Vice President, Finance and
                                    Administration, Chief Financial Officer, and
                                    Secretary

Timothy F. Kowalski       38        Senior Vice President, Systems and
                                    Technology, Chief Information Officer

John D. Campbell          43        President, ICT Group Sales

John L. Magee             45        President, ICT TeleServices Division

Dean J. Kilpatrick        54        President, ICT Marketing Services Division

Maurice J. Kerins         45        President, ICT Management Services Division

-------------

         John J. Brennan's employment background is described above under "Directors Continuing In Office with Term expiring in 2000."

         Vincent A. Paccapaniccia has served as the Company's Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary since August 1998. From July 1998 through August 1998, he served as Senior Vice president of Finance. From January 1996 through July 1998, Mr. Paccapaniccia served as Vice President of Finance. Between August 1991 and October 1995, Mr. Paccapaniccia served as Chief Financial Officer and then as Executive Vice President of Operations for Villeroy and Boch Ltd. He has also held several financial management positions for Lenox Inc. between October 1984 and August 1991, including Vice President and Controller and Director of Operations Planning.

         Timothy F. Kowalski has served as the Company's Senior Vice President, Systems and Technology and Chief Information Officer since August 1997. From May 1993 until July 1997, Mr. Kowalski was employed by Independence Blue Cross, a healthcare company, where he served as Senior Director of Information and Technology Development. From December 1984 until May 1993, Mr. Kowalski was employed by Computer Sciences Corporation, a systems integration company, where he served as Technical Director.

         John D. Campbell has served as President of ICT Group Sales since January 1998. He served as President of ICT Domestic Sales between January 1997 and January 1998 and as Senior Vice President, Sales and Marketing between January 1990 and January 1998. Mr. Campbell served as the President of ICT Direct between January 1994 and January 1997.

         John L. Magee has served as the President of ICT TeleServices Division since January 1996 and was the Executive Vice President, Operations between January 1994 and January 1997. From November 1987 to January 1994, he served as Senior Vice President, Operations of the Company.

         Dean J. Kilpatrick has served as President of ICT Marketing Services Division since September 1996 and was the President of ICT Research Services from May 1994 to September 1996. From January 1992 to April 1994, Mr. Kilpatrick was the sole proprietor of Kilpatrick and Associates, a direct marketing consulting firm. Between February 1988 and January 1992, Mr. Kilpatrick was Vice President, Marketing for StarTV, Inc., a start-up television network business. From 1986 to 1988, Mr. Kilpatrick was Executive Vice President of MRI, Inc., a market research company.

         Maurice J. Kerins has served as President of ICT Management Services Division since January 1998. He served as the Company's Senior Vice President, Systems and Technology from April 1994 to December 1997 and as the Company's Vice President, Systems and Technology from November 1988 to April 1994.

         John J. Brennan and Donald P. Brennan are brothers.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

         Summary Compensation Table. The following table sets forth for the years ended December 31, 1998, 1997 and 1996 certain compensation paid by the Company to its Chief Executive Officer and the four other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 for the year ended December 31, 1998.

                           Summary Compensation Table
                           --------------------------

                                                                   Annual                 Long Term
                                                                Compensation             Compensation
                                                                -------------            ------------

                                                                                          Securities
                                                                                          Underlying        All Other
       Name and Principal Position                   Year     Salary       Bonus        Options/SARs     Compensation(1)
       ---------------------------                   ----     ------      -------       ------------     ---------------
John J. Brennan....................................  1998     $394,940    $ 29,314(2)     116,400(3)        $72,567
Chairman, President and Chief Executive Officer      1997     $330,730    $ 15,942             --           $46,008
                                                     1996     $350,449    $ 87,929             --           $79,068


                                                                   Annual                 Long Term
                                                                Compensation             Compensation
                                                                -------------            ------------

                                                                                          Securities
                                                                                          Underlying        All Other
       Name and Principal Position                   Year     Salary       Bonus        Options/SARs     Compensation(1)
       ---------------------------                   ----     ------      -------       ------------     ---------------
John L. Magee.....................................  1998      $193,192    $ 45,021         17,200(3)        $ 5,191
President, ICT TeleServices Division                1997      $163,077    $ 56,161             --           $ 6,123
                                                    1996      $149,616    $ 46,103             --           $ 5,606

John D. Campbell................................... 1998      $172,654    $ 72,516         19,400(3)        $ 4,926
President, ICT Group Sales                          1997      $149,462    $ 94,898             --           $ 6,267
                                                    1996      $129,788    $109,202             --           $ 5,666


Maurice J. Kerins.................................. 1998      $152,423    $ 56,146         17,000(3)        $ 4,496
President, ICT Management Services Division         1997      $134,462    $ 80,332             --           $ 5,158
                                                    1996      $114,904    $ 40,571             --           $ 4,060

Dean J. Kilpatrick................................. 1998      $152,577    $ 48,164         14,100(3)        $ 4,952
President, ICT Marketing Services Division          1997      $139,462    $ 36,768             --           $ 5,337
                                                    1996      $124,867    $ 51,301          4,500           $ 5,844


-------------------
(1) Includes: (A) for 1998 (i) Company contributions of $3,800, $3,800, $3,800, $3,800 and $3,800 to the Company's 401(k) tax-qualified employee savings and retirement plan on behalf of Mr. Brennan, Mr. Magee, Mr. Campbell, Mr. Kerins and Mr. Kilpatrick, respectively, (ii) premiums paid by the Company in the amount of $1,800, $696, $408, $696, and $1,152 for group term life insurance on behalf of Mr. Brennan, Mr. Magee, Mr. Campbell, Mr. Kerins and Mr. Kilpatrick, respectively; (iii) premiums paid by the Company in the amount of $54,725, $695 and $718 for life insurance on behalf of Mr. Brennan, Mr. Magee and Mr. Campbell, respectively; and (iv) lease payments paid by the Company in the amount of $12,242 for an automobile leased on behalf of Mr. Brennan; (B) for 1997 (i) Company contributions of $4,750, $4,750, $4,750, $4,750 and $4,185 to the Company's 401(k) tax-qualified employee savings and retirement plan on behalf of Mr. Brennan, Mr. Magee, Mr. Campbell, Mr. Kerins and Mr. Kilpatrick, respectively, (ii) premiums paid by the Company in the amount of $1,152, $408, $408, $408, and $1,152 for group term life insurance on behalf of Mr. Brennan, Mr. Magee, Mr. Campbell, Mr. Kerins and Mr. Kilpatrick, respectively; and (iii) premiums paid by the Company in the amount of $40,106, $965 and $1,109 for life insurance on behalf of Mr. Brennan, Mr. Magee and Mr. Campbell, respectively; and (C) for 1996 (i) Company contributions of $4,750, $4,750, $4,750, $3,693 and $4,750 to the Company's 401(k) tax-qualified employee savings and retirement plan on behalf of Mr. Brennan, Mr. Magee, Mr. Campbell, Mr. Kerins and Mr. Kilpatrick, respectively, (ii) premiums paid by the Company in the amount of $1,152, $408, $408, $367, and $1,094 for group term life insurance on behalf of Mr. Brennan, Mr. Magee, Mr. Campbell, Mr. Kerins and Mr. Kilpatrick, respectively; and (iii) premiums paid by the Company in the amount of $73,166, $448 and $508 for life insurance on behalf of Mr. Brennan, Mr. Magee and Mr. Campbell, respectively.

(2) This bonus represents a portion of Mr. Brennan's 1997 base salary that he was eligible to receive in 1997, but of which he elected to defer payment and receive as a bonus during 1998.

(3) These options were granted in 1998 as bonus compensation for the individuals's performance during 1997.

         Option Grants in Last Fiscal Year. The following table sets forth certain information concerning grants of stock options made during 1998 to the persons named in the Summary Compensation Table.

                      OPTION GRANTS IN THE LAST FISCAL YEAR


                                                                                               Potential Realization Value
                                   Number of     % of Total                                    at Assumed Annual Rates of
                                  Securities      Options                                      Stock Price Appreciation for
                                  Underlying     Granted to     Exercise                       Option Term (5 years)(1)
                                   Options      Employees In     Price       Expiration        ----------------------------
        Name                       Granted      Fiscal Year    ($/share)        Date              5%                10%
        ----                     ------------   ------------   ---------     ----------           ---               ---
John J. Brennan...............       116,400       51%            $4.87        02/28/08         $157,140          $345,708

John L. Magee ................        17,200        8%            $4.87        02/28/08         $ 23,220          $ 51,084

John D. Campbell..............        19,400        9%            $4.87        02/28/08         $ 26,190          $ 57,618

Maurice J. Kerins.............        17,000        8%            $4.87        02/28/08         $ 22,950          $ 50,490

Dean J. Kilpatrick............        14,100        6%            $4.87        02/28/08         $ 19,350          $ 41,877

----------------
(1) The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation of the price of the Common Stock. The Company did not use an alternative formula for a grant date valuation. The Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.

         Year End Values. The following table summarizes option exercises during 1998 and the value of vested and unvested options for the persons named in the Summary Compensation Table at December 31, 1998. Year-end values are based upon a price of $2.5625 per share, which was the closing market price of a share of the Company's Common Stock on December 31, 1998.

                  Aggregated Option Exercises in Last Year and
                             Year-End Option Values



                                                                                                          Value of Unexercised
                                                                          Number of Unexercised          In-the-Money Options at
                                                                       Options at December 31, 1998        December 31, 1998(1)
                                                                       ----------------------------      ------------------------
                                   Shares Acquired
        Name                        on Exercise       Value Realized    Exercisable   Unexercisable     Exercisable   Unexercisable
        ----                       ---------------    --------------    -----------   -------------     ------------  -------------
John J. Brennan...............             --                  --          29,100        87,300           $      0          $0

John L. Magee.................         26,000            $125,606         284,300        12,900           $705,180          $0

John D. Campbell..............             --                  --         153,350        14,550           $351,916          $0

Maurice J. Kerins..............         8,700            $ 30,169         153,050        12,750           $352,815          $0

Dean J. Kilpatrick.............            --                  --          25,350        12,375           $ 32,188          $0


-----------------
(1) Values calculated using the closing market price of a share of the Company's Common Stock on December 31, 1998 and the per share exercise price of the individual's options.

         The Company does not currently grant any long-term incentives, other than stock options, to its executives or other employees. Similarly, the Company does not sponsor any defined benefit or actuarial plans at this time.

Employment Agreements

         In May 1996, the Company entered into an employment agreement with John
J. Brennan as President and Chief Executive Officer. The agreement is for a three-year term ending April 30, 1999 and renews automatically for successive three-year periods unless either party gives written notice of termination at least 180 days prior to the expiration date, unless earlier terminated as provided therein. The agreement provides for a base salary of $364,000, which shall be increased by a minimum of 5% each year but may not be decreased below the then current level. The Board, in its sole discretion, may award incentive bonuses in the form of cash and/or stock to Mr. Brennan, who will be eligible each year for a minimum bonus in an amount equal to his then current salary. If Mr. Brennan is terminated by the Company for other than willful misconduct, or terminates his employment for "good reason," then the Company shall maintain its obligations under the agreement through the later of (i) the expiration of the then current term of the agreement (or the expiration of the next renewal term if there are less than 180 days remaining in the current term and no notice of termination was given prior thereto), or (ii) 24 months from the date of termination. Mr. Brennan may terminate his agreement for "good reason" upon 30 days' written notice if there has been a reduction in his salary or benefits, a substantial change in his duties or a change of control, defined as the decrease below 50% of the combined voting power of the Common Stock by John J. Brennan and Donald P.
Brennan and their children and grandchildren.

         In April 1987, the Company entered into employment agreements with John
L. Magee and Maurice J. Kerins that provided for base salaries of $70,000 and $55,000 per year, respectively. Each employment agreement provides that the employee's salary is to be reviewed annually by the Board of Directors. Messrs. Magee's and Kerins' current base salaries are $193,192 and $152,423, respectively. Each employment agreement had an initial term of three years, but renews automatically each year for an additional one-year term unless either party to the agreement terminates prior to the end of the renewal term. Each of the agreements were renewed on January 1, 1999 for additional one-year terms. In addition to base salary, each agreement allows for bonuses to be paid by the Company. The Company may terminate the employment agreements described immediately above at any time, with or without cause. Each of the employment agreements contains severance provisions which, if triggered, entitle the employees to monthly severance payments in an amount equal to the affected employee's then-current monthly salary for a period of 12 months. The severance payments are triggered by the occurrence of any of the following events: termination of employment by the Company without cause, cessation of business operations in a business in which the employee is employed, a merger, consolidation or acquisition of the Company, the filing by the Company of a voluntary petition in bankruptcy or the filing of an involuntary petition in bankruptcy against the Company which is not dismissed within 60 days. In addition, if the employee terminates his employment upon 90 days' prior written notice, in certain circumstances, the Company would be required to continue to provide the employee with his regular payments of base salary for a period of 90 days.

         In October 1987, John D. Campbell entered into an employment agreement with the Company that provided for a base salary of $43,200 per year. Mr. Campbell's employment agreement had an initial term of one year, but renews automatically each year for an additional one-year term unless either party terminates prior to the end of the renewal term. Mr. Campbell's employment agreement was renewed on January 1, 1999 for an additional one-year term. Mr. Campbell, whose current base salary is $172,654, is eligible for bonuses from the Company.

         In 1994, the Company entered into an employment agreement with Dean J. Kilpatrick that provided for a base salary of $110,000 per year. Mr. Kilpatrick's employment agreement had an initial term of one year and renews automatically for consecutive one-year periods unless terminated within 90 days prior to the expiration of the then-current term. In addition to his base salary, which is currently $152,577, Mr. Kilpatrick is eligible for bonuses from the Company.

         The employment agreements discussed above contain non-tampering, non-disclosure, non-solicitation and confidentiality provisions. Although the employment contracts restrict the employee from interfering with the Company's current, former or potential customers, there is no provision restricting a terminated employee's ability to work for a competitor of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. To the Company's knowledge, for the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its executive officers, directors and holders of more than 10% of the Common Stock were satisfied.

Compensation Committee Interlocks and Insider Participation

         Donald P. Brennan and Bernard Somers served on the Company's Compensation Committee during 1998. Donald P. Brennan is a party to a Voting Trust Agreement under which he and his brother, John J. Brennan, serve as voting trustees (See Item 13). Donald P. Brennan is also a party to a Shareholders Agreement under which he and his brother, John J. Brennan, are prohibited from transferring shares without the consent of one another, except in certain circumstances (See Item 13).

Compensation of Directors

         The independent directors are paid directors' fees of $2,000 for each quarterly Board meeting attended and $500 for each special Board meeting attended and each committee meeting attended. In addition, directors are reimbursed for expenses incurred in connection with attendance at Board and committee meetings.

         Under the Company's 1996 Non-Employee Directors Plan, each independent director owning less than 10% of the outstanding capital stock of the Company receives, upon initial election to the Board, an option to purchase 1,000 shares of Common Stock. The options are fully vested and immediately exercisable, have an exercise price equal to the fair market value of the Common Stock on the date of grant and expire ten years after the date of grant. In addition, each independent director owning less than 10% of the outstanding capital stock of the Company is granted an option to purchase 1,000 shares of Common Stock on the date of each annual meeting; these options will vest in full one year after grant, will have an exercise price equal to the fair market value of the Common Stock on the date of grant and expire ten years after issuance.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth certain information as of March 31, 1999 (except as otherwise noted) regarding the ownership of Common Stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) by each director of the Company, (iii) by each executive officer of the Company named in the Summary Compensation Table included elsewhere in this proxy statement and (iv) by all current executive officers and directors of the Company as a group.

                                                                   Number of Shares      Percentage
Names                                                            Beneficially Owned (1)   of Class (2)
-----                                                            ----------------------   ------------
John J. Brennan (3)(4) ......................................          7,595,475             59.4%

Donald P. Brennan (3) .......................................          6,346,500             54.5%

Eileen Brennan Oakley (5)....................................          2,062,500             17.7%

Bernard Somers (7)...........................................              8,000                *

John A. Stoops (7)...........................................              2,000                *

John L. Magee (8)............................................            317,800              2.7%

John D. Campbell (6).........................................            162,375              1.4%

Maurice J. Kerins (9)........................................            162,250              1.4%

Dean J. Kilpatrick (6).......................................             32,225                *

All executive officers and directors as a group (10 persons).          7,605,475             59.4%

------------------------
* Less than one percent

(1) Nature of ownership consists of sole voting and investment power unless otherwise indicated. The number of shares indicated includes shares issuable upon the exercise of outstanding stock options held by each individual or group to the extent such options are exercisable within 60 days of March 31, 1999.

(2) The percentage for each individual or group is based on the aggregate number of shares outstanding as of March 31, 1999 (11,642,925) and all shares issuable upon the exercise of outstanding stock options held by such individual or group to the extent such options are exercisable within 60 days of March 31, 1999.

(3) Includes 6,346,500 shares of Common Stock over which John J. Brennan and Donald P. Brennan share voting and dispositive power pursuant to a Voting Trust Agreement dated February 2, 1996, with John J. Brennan and Donald P. Brennan as voting trustees, and a Shareholders' Agreement dated February 2, 1996. The address of these shareholders is 800 Town Center Drive, Langhorne, PA 19047.

(4) Includes (i) 69,100 issued and outstanding shares of Common Stock and 1,076,975 shares of Common Stock issuable pursuant to exercisable stock options over which John J. Brennan exercises voting control pursuant to certain Voting Agreements entered into by and among current and former employees of the Company, John J. Brennan and the Company. and (ii) 30,000 issued and outstanding shares of Common Stock and 72,900 shares of Common Stock issuable pursuant to exercisable stock options issued in Mr. Brennan's name.

(5) These shares are held subject to seven trusts for which Ms. Oakley serves as trustee. The address of this shareholder is 800 Town Center Drive, Langhorne, PA 19047.

(6) Consists of shares of Common Stock issuable pursuant to stock options exercisable as of March 31, 1999, or within 60 days thereafter. Voting control over these shares is held by John J. Brennan pursuant to the terms of the Voting Agreements. The address of these shareholders is 800 Town Center Drive, Langhorne, PA 19047.

(7) Includes 2,000 shares of Common Stock issuable pursuant to exercisable stock options. The address of these shareholders is 800 Town Center Drive, Langhorne, PA 19047.

(8) Includes 26,000 issued and outstanding shares of Common Stock and 291,800 shares of Common Stock issuable pursuant to exercisable stock options over which John J. Brennan exercises voting control pursuant to certain Voting Agreements entered into by and among current and former employees of the Company, John J. Brennan and the Company.

(9) Includes 2,500 issued and outstanding shares of Common Stock and 159,750 shares of Common Stock issuable pursuant to exercisable stock options over which John J. Brennan exercises voting control pursuant to certain Voting Agreements entered into by and among current and former employees of the Company, John J. Brennan and the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Certain Relationships and Related Transactions Involving Executive Officers and Directors

         Voting Trust Agreement. John J. Brennan, Donald P. Brennan and the Company have entered into a Voting Trust Agreement that terminates December 3, 2080 (the "Voting Trust Agreement"), with John J. Brennan and Donald P. Brennan as voting trustees. All acts of the voting trustees under the Voting Trust Agreement must be by unanimous consent, although the agreement provides that the voting trustees all be present for purposes of constituting a quorum at any meeting of the shareholders, regardless of whether the shares subject to the Voting Trust Agreement are to be voted at the meeting. Upon the death, incompetence or resignation of John J. Brennan as a voting trustee, Donald P. Brennan shall have the right to (i) be the sole voting trustee if he becomes actively involved in the Company, which shall include, up to December 31, 1999, becoming Chairman and appointing a President and Chief Executive Officer, and thereafter holding the position of President and Chief Executive Officer, or
(ii) appoint a successor trustee if he does not become, or ceases to be, actively involved in the Company. Upon the death, incompetence or resignation of Donald P. Brennan as a voting trustee, John J. Brennan shall have the right to be the sole voting trustee.

         Shareholders' Agreement. John J. Brennan, Donald P. Brennan and the Company have entered into a Shareholders' Agreement that covers the shares included under the Voting Trust Agreement and any other shares that they may own (the "Shareholders' Agreement"). The Shareholders' Agreement prohibits the transfer of shares owned by John J. Brennan and Donald P. Brennan, without the consent of the other, except (i) pursuant to a public offering, (ii) to certain family members and trusts therefore who agree to be bound by the Shareholders' Agreement, (iii) to the other party, or the Company, pursuant to rights of first refusal or (iv) to a third party if the first refusal rights have not been exercised.

         Voting Agreement. Each of the Company's employee optionholders has entered into a ten-year voting agreement (the "Voting Agreements") with the Company and John J. Brennan, the Chairman, President and Chief Executive Officer, pursuant to which each has agreed to vote all shares of Common Stock received by such individuals upon the exercise of options in the manner directed by Mr. Brennan. The Voting Agreements are binding on each of the optionholders' successors in interest. Mr. Brennan is required to release shares covered by the Voting Agreements if a shareholder intends to sell shares in the public market and completes the sale within 90 days of the release. Shares sold in the public market will thereafter not be subject to the Voting Agreements.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ICT GROUP, INC.
                               (Registrant)

Dated: July 14, 1999

                               By:/s/VINCENT A. PACCAPANICCIA
                                  ----------------------------------------------
                                  Vincent A. Paccapaniccia
                                  Sr. Vice President, Finance and Administration