Form 10-Q
period 1999-06-30
ICT GROUP INC
filed 1999-08-16
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

   For the transition period from ___________________ to ___________________.

         Commission File Number:            0-20807
                                            -------

                                 ICT GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                          23-2458937
         --------------------------------   ------------------------------------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

          800 Town Center Drive, Langhorne PA                   19047
        ----------------------------------------       -------------------------
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

Common Shares, $0.01 par value, 11,689,650 shares outstanding as of August 6, 1999.

                                 ICT GROUP, INC.

                                      INDEX


PART 1                         FINANCIAL INFORMATION                      PAGE


        Item 1       CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     Consolidated Balance Sheets -
                       June 30, 1999 and December 31, 1998                  3

                     Consolidated Statements of Operations -
                       Three months and six months ended
                       June 30, 1999 and 1998                               5

                     Consolidated Statements of Cash Flows -
                       Six months ended June 30, 1999 and 1998              6

                     Notes to Consolidated Financial Statements             7


        Item 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS       10


PART II               OTHER INFORMATION


        Item 1       LEGAL PROCEEDINGS                                     16

        Item 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS                                               16

        Item 6       EXHIBITS AND REPORTS ON FORM 8-K                      17


SIGNATURES                                                                 18

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                  June 30,          December 31,
                                                    1999                1998
                                                  --------          ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $15,114            $14,255
  Accounts receivable, net                          27,129             26,344
  Prepaid expenses and other                         1,782              1,558
  Deferred income taxes                                195                195
                                                   -------            -------

             Total current assets                   44,220             42,352

PROPERTY AND EQUIPMENT, net                         29,040             28,634

DEFERRED INCOME TAXES                                3,155              3,155

OTHER ASSETS                                         1,860              1,735
                                                   -------            -------
                                                   $78,275            $75,876
                                                   =======            =======





    The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                          June 30,  December 31,
                                                            1999       1998
                                                          --------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                       $4,000      $4,000
  Current portion of capitalized lease obligations           663         665
  Accounts payable                                         7,137       6,884
  Accrued expenses                                         5,878       3,709
                                                         -------     -------

             Total current liabilities                    17,678      15,258
                                                         -------     -------

LONG-TERM DEBT                                            12,000      14,000
                                                         -------     -------

CAPITALIZED LEASE OBLIGATIONS                                502         833
                                                         -------     -------
SHAREHOLDERS' EQUITY:

  Preferred stock, $0.01 par value 5,000 shares
     authorized, none issued                                  --          --
  Common Stock, $0.01 par value, 40,000 shares
     authorized, 11,643 and 11,642 shares issued
     and outstanding                                         116         116
  Additional paid-in capital                              49,334      49,334
  Deferred compensation                                      (27)        (54)
  Accumulated deficit                                       (803)     (3,191)
  Accumulated other comprehensive income                    (525)       (420)
                                                         -------     -------

             Total shareholders' equity                   48,095      45,785
                                                         -------     -------

                                                         $78,275     $75,876
                                                         =======     =======



    The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                             June 30,
                                                                 -------------------------          -------------------------
                                                                   1999              1998               1999            1998
                                                                 -------           -------           -------          -------

NET REVENUES                                                     $40,236           $27,898           $77,187          $54,918
                                                                 -------           -------           -------          -------
OPERATING EXPENSES:
 Cost of services                                                 21,841            16,404            42,229           32,706
 Selling, general and administrative                              15,916            11,034            30,569           20,698
                                                                 -------           -------           -------          -------
                                                                  37,757            27,438            72,798           53,404
                                                                 -------           -------           -------          -------
                Operating income                                   2,479               460             4,389            1,514

INTEREST EXPENSE,  NET                                               227                62               475               24
                                                                 -------           -------           -------          -------

                Income before income taxes                         2,252               398             3,914            1,490

INCOME TAXES                                                         878               154             1,526              580
                                                                 -------           -------           -------          -------

NET INCOME                                                        $1,374              $244            $2,388             $910
                                                                 =======           =======           =======          =======
EARNINGS PER SHARE:
 Basic earnings per share                                          $0.12             $0.02             $0.21            $0.08
                                                                 =======           =======           =======          =======
 Diluted earnings per share                                        $0.11             $0.02             $0.20            $0.08
                                                                 =======           =======           =======          =======
 Shares used in computing basic earnings per share                11,643            11,562            11,643           11,548
                                                                 =======           =======           =======          =======
 Shares used in computing diluted earnings per share              12,151            12,022            12,124           12,033
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

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  ------------------------
                                                                                    1999             1998
                                                                                  -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $2,388             $910
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                                 3,891            2,431
      (Increase) decrease in:
        Accounts receivable                                                          (785)          (5,435)
        Prepaid expenses and other                                                   (224)          (1,979)
        Other assets                                                                 (170)            (277)
      Increase (decrease) in:
        Accounts payable                                                              253            2,535
        Accrued expenses                                                            2,169             (274)
                                                                                  -------          -------
              Net cash provided by (used in) operating activities                   7,522           (2,089)
                                                                                  -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (4,225)          (6,335)
                                                                                  -------          -------
              Net cash used in investing activities                                (4,225)          (6,335)
                                                                                  -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                          -            5,671
  Payments on long-term debt                                                       (2,000)            (356)
  Payments on capitalized lease obligations                                          (334)            (373)
  Proceeds from exercise of stock options                                               -                4
                                                                                  -------          -------
              Net cash provided by (used in) financing activities                  (2,334)           4,946
                                                                                  -------          -------
EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
        AND CASH EQUIVALENTS                                                         (104)            (204)
                                                                                  -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  859           (3,682)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     14,255           17,711
                                                                                  -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $15,114          $14,029
                                                                                  =======          =======

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 1998.


Note 2:  EARNINGS PER SHARE

The Company has presented earnings per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share ("Basic EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock and Common stock equivalents outstanding for each period. For the six months ended June 30, 1999 and 1998, Common stock equivalents outstanding used in computing Diluted EPS were 481,000 and 485,000, respectively. For the three months ended June 30, 1999 and 1998, Common stock equivalents outstanding used in computing Diluted EPS were 508,000 and 460,000, respectively. For the three and six months ended June 30, 1999 and 1998, options to purchase 407,000 and 433,000 shares of Common stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive.


Note 3:  COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three and six months ended June 30, 1999 and 1998, comprehensive income was as follows:

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                            June 30,
                                              --------------------------        --------------------------
                                                  1999          1998               1999             1998
                                                  ----          ----               ----             ----
  Net Income                                   $1,374,000     $ 244,000         $2,388,000        $910,000
  Foreign currency translation adjustments,
    net of tax                                    (33,000)     (101,000)          (64,000)        (124,000)
                                               ----------     ---------         ---------         --------
  Comprehensive income                         $1,341,000     $ 143,000         $2,324,000        $786,000
                                               ==========     =========         ==========        ========

                                       7

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


                                                 Three Months Ended               Six Months Ended June
                                                      June 30,                            30,
                                            ------------------------------        ----------------------

                                                1999              1998               1999         1998
                                            -------------     -------------       -----------   --------
Net Revenues:
  Domestic TeleServices                      $23,260             $18,059           $46,532       $35,939
  International TeleServices                   5,144               2,916            10,728         5,741
  Customer Management Services                11,832               6,923            19,927        13,238
                                            --------            --------           -------       -------
                                             $40,236             $27,898           $77,187       $54,918
                                             =======             =======           =======       =======
Operating Income (loss):
  Domestic TeleServices                      $ 1,437             $   778           $ 3,232         1,658
  International TeleServices                    (269)                (37)             (300)         (303)

   Customer Management Services                1,311                (281)            1,457           159
                                            --------            --------           -------       -------
                                             $ 2,479             $   460           $ 4,389       $ 1,514
                                             =======             =======           =======       =======
Total Assets:
  Domestic TeleServices                      $43,106             $38,283           $43,106       $38,283
  International TeleServices                  13,776              12,235            13,776        12,235
   Customer Management Services               16,500              14,653            16,500        14,653
   Corporate                                   4,892               4,346             4,892         4,346
                                            --------            --------           -------       -------
                                             $78,275             $69,517           $78,275       $69,517
                                             =======             =======           =======       =======
Depreciation and Amortization:
  Domestic TeleServices                      $   910             $   549           $ 1,733       $ 1,091
  International TeleServices                     488                 195               746           388
   Customer Management Services                  430                 252               797           503
   Corporate                                     438                 231               615           449
                                            --------            --------           -------       -------

                                             $ 2,266             $ 1,227           $ 3,891       $ 2,431
                                             =======             =======           =======       =======
Capital Expenditures:
  Domestic TeleServices                      $    78             $ 1,185           $ 1,366       $ 2,126
  International TeleServices                     665               1,199             1,281         1,649
   Customer Management Services                   73               1,232             1,073         1,862
   Corporate                                      31                 251               505           698
                                            --------            --------           -------       -------
                                             $   847             $ 3,867           $ 4,225       $ 6,335
                                             =======             =======           =======       =======

                                       8

     The following table represents information about the Company by geographic area:



                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,
                                            ------------------------------        ----------------------
                                                1999              1998               1999         1998
                                            -------------     -------------       -----------   --------
Net Revenues:
  United States                              $36,391             $25,769           $68,977       $50,454
  Canada                                       1,848                 923             3,980         2,079
  Europe                                       1,689               1,206             3,866         2,385
  Australia                                      308                  -                364             -
                                             -------             -------           -------       -------
                                             $40,236             $27,898           $77,187       $54,918
                                             =======             =======           =======       =======
Operating Income (loss):
  United States                              $ 3,055             $   490           $ 5,254         1,829
  Canada                                         168                 550               205           712
  Europe                                        (634)               (580)             (888)       (1,027)
  Australia                                     (110)                  -              (182)            -
                                             -------             -------           -------       -------
                                             $ 2,479             $   460           $ 4,389       $ 1,514
                                            ========             =========        =========     ========
Identifiable Assets:
  United States                              $66,897             $63,412           $66,897       $63,412
  Canada                                       5,105               2,419             5,105         2,419
  Europe                                       5,998               3,686             5,998         3,686
  Australia                                      275                   -               275             -
                                             -------             -------           -------       -------
                                             $78,275             $69,517           $78,275       $69,517
                                             =======             =======           =======       =======

                                       9

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999



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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998:
------------------------------------------

         Net Revenues. Net revenues increased 44% to $40.2 million for the three months ended June 30, 1999 from $27.9 million for the three months ended June 30, 1998 resulting from continued strong growth from financial services, telecommunications, and energy services. Domestic TeleServices revenues grew 29% to $23.3 million in 1999 from $18.1 million in 1998. International TeleServices revenues were $5.1 million in 1999 representing a 76% increase over the $2.9 million in 1998 due to rapid growth in Europe, Canada, Spantel, and the Company's expansion into Australia. Customer Management Services revenues increased 71% to $11.8 million in 1999 from $6.9 million in 1998 reflecting the addition and expansion of several customer care contracts.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 33% to $21.8 million for the three months ended June 30, 1999 from $16.4 million in the three months ended June 30, 1998. This increase is primarily the result of increased direct labor force and telecommunication costs required to support the increased revenue volume. As a percentage of revenues, cost of services decreased to 54% in the second quarter of 1999 from 59% in the second quarter of 1998 primarily due to telecommunication costs per hour decreasing 18% through reductions in rates paid to our domestic and international carriers combined with the ability to pass through telecommunication costs on many of our customer care contracts.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 44% to $15.9 million for the three months ended June 30, 1999 from $11.0 million for the three months ended June 30, 1998 due to increased numbers of call centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses were 40% in both the second quarter of 1999 and 1998.

         Interest Expense, net. Net interest expense was $227,000 versus $62,000 in the second quarter of 1999 and 1998, respectively, which reflects interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion offset by investment income. The increase in net interest expense is the result of increased average outstanding balances on the equipment line of credit and decreased average invested funds in 1999 as compared to 1998.

         Income Taxes. Income taxes increased $724,000 to $878,000 for the second quarter of 1999 from $154,000 in the second quarter of 1998. For both 1999 and 1998, the provision for income taxes was approximately 39% of pre-tax income.

Six Months Ended June 30, 1999 and 1998:
----------------------------------------

         Net Revenues. Net revenues increased 41% to $77.2 million for the six months ended June 30, 1999 from $54.9 million for the six months ended June 30, 1998 resulting from strong growth from financial services, telecommunications, and energy services. Domestic TeleServices revenues grew 29% to $46.5 million in 1999 from $35.9 million in 1998 primarily as a result of growth in the financial services, telecommunications, and energy services. International TeleServices revenues grew 87% to $10.8 million in 1999, from $5.8 million in 1998 primarily due to rapid growth in Europe, Canada, Spantel and the Company's expansion into Australia. Customer Management Services revenues increased 51% to $19.9 million in 1999 from $13.2 million in 1998 reflecting the addition and expansion of several customer care contracts.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 29% to $42.2 million for the six months ended June 30, 1999 from $32.7 million in the six months ended June 30, 1998. This increase is primarily the result of increased direct labor force and telecommunication costs required to support the increased revenue volume. As a percentage of revenues, cost of services decreased to 55% in the second quarter of 1999 from 60% in the second quarter of 1998 as both direct labor and telecommunication costs decreased on a per hour basis.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 48% to $30.6 million for the six months ended June 30, 1999 from $20.7 million for the six months ended June 30, 1998 due to increased number of call centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses was 40% increasing approximately 2% from the first six months of 1998 to 1999 as facilities, and systems and management staff were added to ensure sufficient labor and capacity will be available to meet the expected growth in call volume.

         Interest Expense, net. Net interest expense was $475,000 versus $24,000 in the first six months of 1999 and 1998, respectively, which reflects the interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion offset by investment income. The increase in net interest expense is the result of increased average outstanding balances on the equipment line of credit and decreased average invested funds in 1999 as compared to 1998.

         Income Taxes. Income taxes increased $946,000 to $1.5 million for the first six months of 1999 from $580,000 in the first six months of 1998. For both 1999 and 1998, the provision for income taxes was approximately 39% of pre-tax income.

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

Liquidity and Capital Resources

         Cash provided by operating activities was $7.5 million for the six months ended June 30, 1999 versus $2.1 million of cash used in operating activities for the six months ended June 30, 1998. The $9.6 million increase resulted from higher net income and non-cash charges, as well as strong collections of accounts receivable.

         Cash used in investing activities was $4.2 million for the six months ended June 30, 1999 compared to $6.3 million for the six months ended June 30, 1998. The $4.2 million of capital expenditures is primarily attributable to an increase in the number workstations to 3,810 at June 30, 1999 from 3,416 at December 31, 1998, upgraded telephone equipment, and continued development and implementation of Oracle and IMA/Edge Software. The Company added 394 workstations in the first six months of 1999 versus adding 576 in the first six months of 1998.

         Cash used in financing activities was $2.3 million for the six months ended June 30, 1999 versus cash provided by financing activities of $4.9 million for the comparable 1998 period. In 1999, the Company repaid $2.0 million on its term debt and made no borrowings under its equipment line.

         The Company's telemarketing activities will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. The capitalized lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at June 30, 1999 were $1.2 million. At June 30, 1999, term debt obligations were $16.0 million.

         The Company believes that cash on hand, together with cash flow generated from operations and funds available under the 1998 Line of Credit will be sufficient to finance its current operations and planned capital expenditures into 2000.


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

ICT Group's Internal Systems:
-----------------------------

         ICT Group has evaluated its information technology infrastructure and has developed a plan to ensure its Year 2000 compliance. This plan includes, among other things, retiring several systems to be replaced with new internally developed Year 2000 compliant software systems, upgrading the remaining software systems to be Year 2000 compliant and, if necessary, upgrading the Company's hardware systems to be Year 2000 compliant. These efforts are planned for completion by September 1999, and the Company expects to meet this deadline. ICT Group also is evaluating information regarding its non-information technology infrastructure (office building systems, copiers, etc.) for Year 2000 readiness. Information received to date indicates that this infrastructure is expected to be Year 2000 compliant by the end of 1999.

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

Cost of Year 2000 Compliance:
-----------------------------

         As of June 30, 1999, the Company incurred approximately $775,000 of costs in addressing the Year 2000 issue. The Company also currently expects the total costs to become Year 2000 compliant will not exceed $1.0 million. Approximately half of these costs have been or will be charged to expense and the balance will be for new equipment, which will be capitalized.

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

Contingency Plans:
------------------

         The Company has developed contingency plans to address a worst case Year 2000 scenario.

FORWARD LOOKING STATEMENTS

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to outsourcing trends as well as other trends in the telemarketing industry and the overall domestic economy, its intention to expand to meet the needs of multinational clients, its general expansion plans, the seasonality of the Company's business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words "believes," "plans," "intends," "expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

         The most important factors that could prevent the Company from achieving its goals--and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the following: (i) the competitive nature of the telemarketing industry and the ability of the Company to continue to distinguish its services from other telemarketing companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) economic conditions which could alter the desire of businesses to out source certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iii) the ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy;
(iv) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (v) technology risks including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive; (vi) the ability of the Company to successfully identify, complete and integrate strategic acquisitions that expand or complement its business; (vii) the results of operations which depend on numerous factors including, but not limited to, the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the telemarketing industry and the overall economy; and (viii) other factors identified in the various documents the Company have filed with the Securities Exchange Commission.

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

         As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering effective June 14, 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. On May 19, 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. On June 22, 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. On November 3, 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. On February 2, 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. On June 18, 1999, defendants filed a motion for summary judgement. The plaintiffs requested limited discovery to oppose the motion for summary judgement. They seek the depositions of representatives from the Company and certain outsiders most knowledgeable on certain topics. Such discovery should be completed by the end of August.

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


Item 4. Submission of Matters to a Vote of Security Holders

         The Company's 1999 annual Meeting of Shareholders was held on May 18, 1999. At the meeting, the following items were submitted to a vote of shareholders.

(A) The following nominee was elected to serve on the Board of Directors:

                  Name of Nominee   Votes Cast For            Votes Withheld
                  ---------------   --------------            --------------

                  Donald Brennan      11,341,558                    5,995

                  John J. Brennan and John Stoops are directors continuing in office with their terms expiring in 2000. Bernard Somers is a director continuing in office with his term expiring in 2001.

         (B) The appointment of Arthur Andersen LLP as independent accountants of the company for 1999 was ratified with 11,338,732 votes for, 8,051 votes against and 770 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

(a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

                  27       Financial Data Schedule


         (b) The registrant was not required to file any reports on Form 8-K for the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 ICT GROUP, INC.



Date:    August 13, 1999         By: /s/ John J. Brennan
                                     ------------------------------------------
                                 John J. Brennan
                                 Chairman, President and
                                 Chief Executive Officer

Date:    August 13, 1999         By: /s/ Vincent A. Paccapaniccia
                                     ------------------------------------------
                                     Vincent A. Paccapaniccia
                                     Senior Vice President, Finance and
                                     Administration, and Chief Financial Officer