Form 10-Q
period 1999-09-30
ICT GROUP INC
filed 1999-11-12
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______________ to ______________.

         Commission File Number:   0-20807
                                   -------

                                 ICT GROUP, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                   23-2458937
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


   800 Town Center Drive, Langhorne PA                      19047
 ----------------------------------------               ---------------
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

         Common Shares, $0.01 par value, 11,780,325 shares outstanding as of November 5, 1999.

                                 ICT GROUP, INC.

                                      INDEX


PART 1                             FINANCIAL INFORMATION                       PAGE
------                             ---------------------                       ----
         Item 1            CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                           Consolidated Balance Sheets -
                             September 30, 1999 and December 31, 1998             3

                           Consolidated Statements of Operations -
                             Three months and nine months ended
                             September 30, 1999 and 1998                          5

                           Consolidated Statements of Cash Flows -
                             Nine months ended September 30, 1999 and 1998        6

                           Notes to Consolidated Financial Statements             7


         Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS       10


PART II                    OTHER INFORMATION


         Item 1            LEGAL PROCEEDINGS                                     16

         Item 6            EXHIBITS AND REPORTS ON FORM 8-K                      16


SIGNATURES                                                                       17


                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                               September 30,      December 31,
                                                   1999               1998
                                               -------------      ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $13,491            $14,255
  Accounts receivable, net                        26,319             26,344
  Prepaid expenses and other                       1,792              1,558
  Deferred income taxes                              195                195
                                                 -------            -------
              Total current assets                41,797             42,352

PROPERTY AND EQUIPMENT, net                       28,420             28,634

DEFERRED INCOME TAXES                              3,155              3,155

OTHER ASSETS                                       1,761              1,735
                                                 -------            -------
                                                 $75,133            $75,876
                                                 =======            =======












        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                 September 30,         December 31,
                                                                     1999                  1998
                                                                 -------------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                 $4,000                $4,000
  Current portion of capitalized lease obligations                     616                   665
  Accounts payable                                                   5,726                 6,884
  Accrued expenses                                                   4,250                 3,709
                                                                   -------               -------
              Total current liabilities                             14,592                15,258
                                                                   -------               -------
LONG-TERM DEBT                                                      11,000                14,000
                                                                   -------               -------
CAPITALIZED LEASE OBLIGATIONS                                          385                   833
                                                                   -------               -------
SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                        --                    --
  Common Stock, $0.01 par value, 40,000 shares authorized,
     11,780 and 11,642 shares issued and outstanding                   118                   116
  Additional paid-in capital                                        49,355                49,334
  Deferred compensation                                                (13)                  (54)
  Retained earnings (accumulated deficit)                              168                (3,191)
  Accumulated other comprehensive income                              (472)                 (420)
                                                                   -------               -------
              Total shareholders' equity                            49,156                45,785
                                                                   -------               -------
                                                                   $75,133               $75,876
                                                                   =======               =======





        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                        September 30,
                                                                -------------------------           -------------------------
                                                                  1999              1998              1999              1998
                                                                -------           -------           --------          -------
NET REVENUES                                                    $37,084           $30,664           $114,271          $85,582
                                                                -------           -------           --------          -------
OPERATING EXPENSES:
 Cost of services                                                20,357            17,298             62,586           50,004
 Selling, general and administrative                             14,944            12,256             45,513           32,954
                                                                -------           -------           --------          -------
                                                                 35,301            29,554            108,099           82,958
                                                                -------           -------           --------          -------

                Operating income                                  1,783             1,110              6,172            2,624

INTEREST EXPENSE,  NET                                              191               180                666              204
                                                                -------           -------           --------          -------
                Income before income taxes                        1,592               930              5,506            2,420

INCOME TAXES                                                        621               363              2,147              943
                                                                -------           -------           --------          -------
NET INCOME                                                         $971              $567             $3,359           $1,477
                                                                =======           =======           ========          =======
EARNINGS PER SHARE:
 Basic earnings per share                                         $0.08             $0.05              $0.29            $0.13
                                                                =======           =======           ========          =======
 Diluted earnings per share                                       $0.08             $0.05              $0.28            $0.12
                                                                =======           =======           ========          =======
 Shares used in computing basic earnings per share               11,677            11,577             11,734           11,560
                                                                =======           =======           ========          =======
 Shares used in computing diluted earnings per share             12,232            12,014             12,194           11,998
                                                                =======           =======           ========          =======






        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                 -------------------------
                                                                                   1999              1998
                                                                                 -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $3,359            $1,477
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                                6,001             3,980
      (Increase) decrease in:
        Accounts receivable                                                           25            (7,399)
        Prepaid expenses and other                                                  (234)             (923)
        Other assets                                                                 (26)             (324)
      Increase (decrease) in:
        Accounts payable                                                          (1,158)            3,132
        Accrued expenses                                                             541               263
                                                                                 -------           -------
              Net cash provided by operating activities                            8,508               206
                                                                                 -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (5,746)          (12,978)
                                                                                 -------           -------
              Net cash used in investing activities                               (5,746)          (12,978)
                                                                                 -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                         -            10,171
  Payments on long-term debt                                                      (3,000)             (356)
  Payments on capitalized lease obligations                                         (497)             (557)
  Proceeds from exercise of stock options                                             23                 6
                                                                                 -------           -------
              Net cash provided by (used in) financing activities                 (3,474)            9,264
                                                                                 -------           -------
EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
        AND CASH EQUIVALENTS                                                         (52)               (4)
                                                                                 -------           -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (764)           (3,512)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    14,255            17,711
                                                                                 -------           -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $13,491           $14,199
                                                                                 =======           =======





        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 1998.


Note 2:  EARNINGS PER SHARE

The Company has presented earnings per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share ("Basic EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock and Common stock equivalents outstanding for each period. For the nine months ended September 30, 1999 and 1998, Common stock equivalents outstanding used in computing Diluted EPS were 460,000 and 438,000, respectively. For the three months ended September 30, 1999 and 1998, Common stock equivalents outstanding used in computing Diluted EPS were 555,000 and 437,000, respectively. For the nine months ended September 30, 1999 and 1998, options to purchase 137,000 and 401,000 shares, respectively, of Common stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive. For the three months ended September 30, 1999 and 1998, options to purchase 49,000 and 411,000 shares, respectively, of Common stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive.


Note 3:  COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three and nine months ended September 30, 1999 and 1998, comprehensive income was as follows:

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                                ------------------------        ----------------------------
                                                    1999         1998              1999             1998
                                                    ----         ----              ----             ----
  Net Income                                    $  971,000    $ 567,000         $3,359,000        $1,477,000
  Foreign currency translation adjustments,
    net of tax                                      32,000      122,000            (32,000)           (2,000)
                                                ----------    ---------         ----------        ----------
  Comprehensive income                          $1,003,000    $ 689,000         $3,327,000        $1,475,000
                                                ==========    =========         ==========        ==========

Note 4:  OPERATING AND GEOGRAPHIC INFORMATION

In 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes additional standards for segment reporting in financial statements. Under the disclosure requirements of SFAS No. 131, the Company classifies its operations into three business segments: Domestic TeleServices, International Services, and Customer Management Services. Previously, the Company reported disclosure for four operating segments. The Company reassessed its operating segments and determined that three operating segments more appropriately reflect the Company's business operations. Specifically, the Company has combined the previously reported Marketing Services and Management Services segments of its business into a single segment called Customer Management Services. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic TeleServices segment provides inbound and outbound telemarketing services. The International Services segment provides international multilingual inbound and outbound telemarketing services, customer management services, marketing, research and other value-added services and includes business conducted by Spantel for the U.S. Hispanic market. The Customer Management Services segment provides marketing, research, consulting teleservices, and ongoing customer care management on behalf of customers operating in the Company's target industries.



                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                      September 30,
                                            ----------------------------        -------------------------

                                              1999                1998              1999          1998
                                            --------            --------         ---------      ---------
Net Revenues:
  Domestic TeleServices                      $18,788            $ 19,571          $ 65,320      $  55,510
  International Services                       5,858               3,295            16,586          9,036
  Customer Management Services                12,438               7,798            32,365         21,036
                                             -------            --------          --------      ---------
                                             $37,084             $30,664          $114,271      $  85,582
                                             =======             =======          ========      =========
Operating Income (loss):
  Domestic TeleServices                      $   215            $  1,516          $  3,447          3,174
  International Services                         (90)               (241)             (390)          (544)
  Customer Management Services                 1,658                (165)            3,115             (6)
                                            --------            --------          --------      ---------
                                            $  1,783            $  1,110          $  6,172      $   2,624
                                            ========            ========          ========      =========
Total Assets:
  Domestic TeleServices                     $ 41,376            $ 41,717          $ 41,376      $  41,717
  International Services                      13,223              13,334            13,223         13,334
  Customer Management Services                15,838              15,970            15,838         15,970
  Corporate                                    4,696               4,730             4,696          4,730
                                            --------            --------          --------      ---------
                                            $ 75,133            $ 75,751          $ 75,133      $  75,751
                                            ========            ========          ========      =========
Depreciation and Amortization:
  Domestic TeleServices                     $    873            $    638          $  2,606      $   1,729
  International Services                         399                 257             1,145            645
  Customer Management Services                   420                 277             1,217            780
  Corporate                                      418                 377             1,033            826
                                            --------            --------          --------      ---------
                                            $  2,110            $  1,549          $  6,001      $   3,980
                                            ========            ========          ========      =========
Capital Expenditures:
  Domestic TeleServices                     $    434            $  1,870          $  1,800      $   3,996
  International Services                         813               1,891             2,094          3,540
  Customer Management Services                   207               1,945             1,280          3,807
  Corporate                                       67                 937               572          1,635
                                            --------            --------          --------      ---------
                                            $  1,521            $  6,643          $  5,746      $  12,978
                                            ========            ========          ========      =========

                   The following table represents information about the Company by geographic area:

                                         Three Months Ended                 Nine Months Ended
                                            September 30,                     September 30,
                                    ----------------------------          ---------------------

                                       1999               1998               1999         1998
                                     -------            --------           -------      -------
Net Revenues:
  United States                     $ 32,375            $ 28,322          $ 10,352      $78,776
  Canada                               2,071               1,153             6,051        3,232
  Europe                               2,251               1,189             6,117        3,574
  Australia                              387                   -               751            -
                                    --------            --------          --------      -------
                                    $ 37,084            $ 30,664          $114,271      $85,582
                                    ========            ========          ========      =======
Operating Income (loss):
  United States                     $  1,882            $  1,264          $  7,136        3,093
  Canada                                 213                 518               418        1,230
  Europe                                (252)               (672)           (1,140)      (1,699)
  Australia                              (60)                  -              (242)           -
                                    --------            --------          --------      -------
                                    $  1,783            $  1,110          $  6,172      $ 2,624
                                    ========            ========          ========      =======
Identifiable Assets:
  United States                     $ 61,699            $ 67,507          $ 61,699      $67,507
  Canada                               6,159               3,485             6,159        3,485
  Europe                               6,962               4,759             6,962        4,759
  Australia                              313                                   313            -
                                    --------            --------          --------      -------
                                    $ 75,133            $ 75,751          $ 75,133      $75,751
                                    ========            ========          ========      =======


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999



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

         With the increasing use of teleservices by businesses and the trend toward outsourcing call center activities, ICT believes significant opportunities exist to expand its business. The Company's growth strategy includes the following key elements:


         [ ]      Pursue Outsourced Call Center Management Opportunities
         [ ]      Increase International Presence
         [ ]      Develop Strategic Alliances and Acquisitions
         [ ]      Expand Value-Added Marketing Services
         [ ]      Focus on Industry Specialization
         [ ]      Maintain Technology Investment
         [ ]      Continue Commitment to Quality Service

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998:

         Net Revenues. Net revenues increased 21% to $37.1 million for the three months ended September 30, 1999 from $30.7 million for the three months ended September 30, 1998 resulting from strong growth from the insurance, telecommunications, and health care industries. Domestic TeleServices revenues declined 4% to $18.8 million in 1999 from $19.6 million in 1998. This was largely caused by a slow down in telesales campaigns which utilized credit card files. This resulted in reduced profitability in the Domestic TeleServices division. International Services revenues were $5.9 million in 1999 representing a 78% increase over the $3.3 million in 1998 due to rapid growth in Europe, Canada, Spantel, and the Company's expansion into Australia. Customer Management Services revenues increased 60% to $12.4 million in 1999 from $7.8 million in 1998 reflecting the addition and expansion of several customer care contracts. Additionally, revenue includes approximately $900,000 that was recorded in connection with a customer who moved one of their customer care projects in-house resulting in a project termination fee. The margin from this termination fee more than offset the initial costs incurred for the start-up of the AOL Canada project. Excluding this revenue Customer Management revenue growth would have been 48% when compared to the third quarter of 1998.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 18% to $20.4 million for the three months ended September 30, 1999 from $17.3 million in the three months ended September 30, 1998. This increase is primarily the result of increased direct labor force required to support the increased revenue volume. As a percentage of revenues, cost of services decreased to 55% in the third quarter of 1999 from 56% in the third quarter of 1998 primarily due to telecommunication costs per hour decreasing 18% through reductions in rates paid to our domestic and international carriers combined with the ability to pass through telecommunication costs on many of our customer care contracts.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 22% to $14.9 million for the three months ended September 30, 1999 from $12.3 million for the three months ended September 30, 1998 due to increased numbers of call centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses were 40% in both the third quarter of 1999 and 1998.

         Interest Expense, net. Net interest expense was $191,000 versus $180,000 in the third quarter of 1999 and 1998, respectively, which reflects interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion offset by investment income. The increase in net interest expense is the result of increased average outstanding balances on the equipment line of credit partially offset by higher interest income due to increased average invested funds in 1999 as compared to 1998.

         Income Taxes. Income taxes increased $258,000 to $621,000 for the third quarter of 1999 from $363,000 in the third quarter of 1998. For both 1999 and 1998, the provision for income taxes was approximately 39% of pre-tax income.

Nine Months Ended September 30, 1999 and 1998:

         Net Revenues. Net revenues increased 34% to $114.3 million for the nine months ended September 30, 1999 from $85.6 million for the nine months ended September 30, 1998 resulting from strong growth from insurance, financial services, telecommunications, and energy services sectors. Domestic TeleServices revenues grew 18% to $65.3 million in 1999 from $55.6 million in 1998 primarily as a result of growth in the financial services, telecommunications, and energy services. International Services revenues grew 84% to $16.6 million in 1999, from $9.0 million in 1998 primarily due to rapid growth in Europe, Canada, Spantel and the Company's expansion into Australia. Customer Management Services revenues increased 54% to $32.4 million in 1999 from $21.0 million in 1998 reflecting the addition and expansion of several customer care contracts.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 25% to $62.6 million for the nine months ended September 30, 1999 from $50.0 million in the nine months ended September 30, 1998. This increase is primarily the result of increased direct labor force and telecommunication costs required to support the increased revenue volume. As a percentage of revenues, cost of services decreased to 55% for the nine months ended September 30, 1999 from 58% for the nine months ended September 30, 1998 primarily due to telecommunication costs per hour decreasing 16% through reductions in rates paid to our domestic and international carriers combined with the ability to pass through telecommunication costs on many of our customer care contracts.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 38% to $45.5 million for the nine months ended September 30, 1999 from $33.0 million for the nine months ended September 30, 1998 due to increased number of call centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses were 40% for the nine months ended September 30, 1999, increasing approximately 1% from 39% for the first nine months of 1998 as facilities, and systems and management staff were added to ensure sufficient labor and capacity will be available to meet the expected growth in call volume.

         Interest Expense, net. Net interest expense was $666,000 versus $204,000 in the first nine months of 1999 and 1998, respectively, which reflects the interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion offset by investment income. The increase in net interest expense is the result of increased average outstanding balances on the equipment line of credit and decreased average invested funds in 1999 as compared to 1998.

         Income Taxes. Income taxes increased $1.2 million to $2.1 million for the first nine months of 1999 from $943,000 in the first nine months of 1998. For both 1999 and 1998, the provision for income taxes was approximately 39% of pre-tax income.

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

Liquidity and Capital Resources

         Cash provided by operating activities was $8.5 million for the nine months ended September 30, 1999 versus $206,000 of cash provided by operating activities for the nine months ended September 30, 1998. The $8.3 million increase resulted from higher net income and non-cash charges, as well as strong collections of accounts receivable.

         Cash used in investing activities was $5.7 million for the nine months ended September 30, 1999 compared to $13.0 million for the nine months ended September 30, 1998. The $5.7 million of capital expenditures is primarily attributable to an increase in the number workstations to 3,864 at September 30, 1999 from 3,416 at December 31, 1998, upgraded telephone equipment, and continued development and implementation of Oracle and IMA/Edge Software. The Company added 448 workstations in the first nine months of 1999 versus adding 700 in the first nine months of 1998.

         Cash used in financing activities was $3.5 million for the nine months ended September 30, 1999 versus cash provided by financing activities of $9.3 million for the comparable 1998 period. In 1999, the Company repaid $3.0 million on its term debt and made no borrowings under its equipment line.

         The Company's telemarketing activities will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. The capitalized lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at September 30, 1999 were $1.0 million. At September 30, 1999, term debt obligations were $15.0 million.

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

ICT Group's Internal Systems:

         ICT Group has evaluated its information technology infrastructure and has developed a plan to ensure its Year 2000 compliance. This plan includes, among other things, retiring several systems to be replaced with new internally developed Year 2000 compliant software systems, upgrading the remaining software systems to be Year 2000 compliant and, if necessary, upgrading the Company's hardware systems to be Year 2000 compliant. ICT Group believes that it has taken the reasonable steps necessary to substantially complete this plan. ICT Group also is evaluating information regarding its non-information technology infrastructure (office building systems, copiers, etc.) for Year 2000 readiness. Information received to date indicates that this infrastructure is expected to be Year 2000 compliant by the end of 1999.

Readiness of Third Parties:

         ICT Group has requested information from all its third party vendors on their Year 2000 readiness to determine the extent to which their failure to remedy their own Year 2000 problems will affect the Company. The information ICT Group had received from its third party vendors to date indicates that they will be Year 2000 compliant by the end of 1999.

Cost of Year 2000 Compliance:

         As of September 30, 1999, the Company incurred approximately $850,000 of costs in addressing the Year 2000 issue. The Company also currently expects the total costs to become Year 2000 compliant will not exceed $1.0 million. Approximately half of these costs have been or will be charged to expense and the balance will be for new equipment, which will be capitalized.

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

         As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering effective June 14, 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. On May 19, 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. On June 22, 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. On November 3, 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. On February 2, 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. On June 18, 1999, defendants filed a motion for summary judgement. The plaintiffs requested limited discovery to oppose the motion for summary judgement. They seek the depositions of representatives from the Company and certain outsiders most knowledgeable on certain topics. Depositions were taken in August and October from Company representatives and certain outsiders.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

             27       Financial Data Schedule


         (b) The registrant was not required to file any reports on Form 8-K for the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                               ICT GROUP, INC.

Date:    November 12, 1999                     By: /s/ John J. Brennan
                                                   -----------------------------
                                                   John J. Brennan
                                                   Chairman, President and
                                                   Chief Executive Officer

Date:    November 12, 1999                     By: /s/ Vincent A. Paccapaniccia
                                                   ----------------------------
                                                   Vincent A. Paccapaniccia
                                                   Senior Vice President,
                                                   Finance and Administration,
                                                   and Chief Financial Officer