Form 10-K
period 1999-12-31
ICT GROUP INC
filed 2000-03-29
CIK 1013149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the fiscal year ended    December 31, 1999
                                              ---------------------

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01
              -------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $42,401,800. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on March 15, 2000. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant's Common Stock outstanding as of March 15, 2000 was 11,820,025.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                 ICT GROUP, INC.

                             FORM 10-K ANNUAL REPORT
                     For Fiscal Year Ended December 31, 1999

                                TABLE OF CONTENTS

PART I
                                                                                                                          Page
                                                                                                                          ----
Item 1.  Business...........................................................................................................1

Item 2.  Properties.........................................................................................................9

Item 3.  Legal proceedings..................................................................................................9

Item 4.  Submission of Matters to a Vote of Security Holders................................................................9


PART II

Item 5.  Market for registrant's common equity and related stockholder matters.............................................10

Item 6.  Selected financial data...........................................................................................11

Item 7.  Management's discussion and analysis of financial condition and results of operations.............................12

Item 7A. Qualitative and quantitative disclosure about market risk.........................................................14

Item 8.  Financial statements and supplementary data.......................................................................15

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure..............................15


PART III

Item 10. Directors and executive officers of the registrant................................................................15

Item 11. Executive compensation............................................................................................15

Item 12. Security ownership of certain beneficial owners and management....................................................15

Item 13. Certain relationships and related transactions....................................................................15


PART IV

Item 14. Exhibits, financial statement schedules, and reports on form 8-K..................................................15

                                       -i-

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to outsourcing trends as well as other trends in the CRM services and the overall domestic economy, the Company's business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company's plans regarding international expansion, the implementation of quality standards, the seasonality of the Company's business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words "believes," "plans," "intends," "expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

The most important factors that could prevent the Company from achieving its goals--and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the following: (i) the competitive nature of the CRM services industry and the ability of the Company to continue to distinguish its services from other CRM service companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) economic conditions which could alter the desire of businesses to outsource certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iii) the ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy; (iv) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (v) technology risks including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive; (vi) the ability of the Company to successfully identify, complete and integrate strategic acquisitions that expand or complement its business; and (vii) the results of operations which depend on numerous factors including, but not limited to, the timing of clients' teleservices campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the CRM services industry and the overall economy.

                                     PART I

ITEM 1.  BUSINESS

         ICT Group, Inc. (the "Company" or "ICT") is a global supplier of customer relationship management (CRM) services. The Company provides integrated telesolutions, e-solutions and market solutions helping its clients identify, acquire, retain, service, measure, and maximize the lifetime value of their customer relationships. ICT's telesolutions offering includes outbound telesales and inbound customer support for sales and service applications, domestically and internationally. Its e-solutions offering provides real-time interaction-driven customer support for Internet sales and service applications through Web-enabled customer contact center services, e-mail management and processing, and multi-channel CRM services. Market research, database marketing, and data mining capabilities are available through its market solutions offering, including questionnaire design, telephone interviewing, and data coding, tabulating, and analysis services.

The Company's customer management services experience, Internet and CRM technology capabilities and expertise in select target industries enables it to provide its clients with high quality cost-effective customer management services. While these solutions are available on an outsourced basis, using ICT's customer contact centers, the Company believes that there is also a trend by businesses to purchase them on a hosted or co-sourced basis. Accordingly, ICT intends to offer these services through a hosted arrangement, using the client's facility, or co-sourced arrangement, using both the client's facility and ICT's technologically compatible customer contact centers.

Industry Overview:

The CRM services market includes traditional teleservices activities such as outbound and inbound customer support, Internet-based sales and service support, and marketing services including database marketing, market research, and data mining. Teleservices and other customer contact center outsourcing services have evolved significantly in recent years, with the expansion of e-business and Internet sales and service programs. Dot.com companies, click-and-mortar e-commerce companies, Internet service providers (ISPs) and application service providers (ASPs) are becoming increasingly focused on providing real-time, customer support for business and consumer-based Internet applications. The Company believes that this trend will continue and anticipates expanded demand for its services.

The Company believes that there are two shifts in the way businesses interact with customers in today's Internet enhanced marketplace. E-commerce has grown dramatically and with the addition of this new channel comes an increasing need for businesses to optimize the value of their customer relationships. To remain competitive in today's e-business marketplace, companies are realizing the importance of implementing an integrated CRM solution to effectively attract, acquire, retain, service, and measure customer satisfaction, at every touchpoint in the customer communication cycle in order to maximize the lifetime value of each customer.

ICT believes that the industries it has traditionally served will expand their CRM programs to include e-solutions and market solutions. The vertical markets ICT has traditionally served include: insurance, financial services, telecommunications/utilities, pharmaceutical and health care services, and information technology. In addition to these vertical markets, the Company also believes that new dot.com companies, ISPs and ASPs outside its traditional targeted markets will also embrace these trends.

The Company believes that the growing trend for integrated global CRM services by its traditional vertical markets as well as dot.com's, click-and-mortar e-commerce companies, and ISPs and ASPs presents attractive opportunities for companies such as ICT that provide a full range of CRM technology powered services through sophisticated telesolutions, e-solutions, and market solutions.

ICT Approach:

ICT believes that it has distinguished itself in the CRM services industry by providing a range of integrated telesolutions, e-solutions and market solutions for domestic and international clients to identify, acquire, retain, service, measure and maximize the lifetime value of their customers. With extensive experience in customer management services as well as strategic relationships with technology leaders, the Company's management team has emphasized its CRM experience, economies of scale, technology leadership and expertise in target industries as a means of establishing ICT as a global supplier of integrated CRM services.

The convergence of the Internet customer's demand for personal interaction-driven service and the embrace of CRM by dot.com companies, click-and-mortar e-commerce companies, ISPs and ASPs, and direct marketing companies that have added an Internet channel for distribution has presented a significant growth business opportunity for ICT. The Company's aggressive technology and business development initiatives differentiate ICT from traditional contact center competitors. Additionally, ICT's scalability, customer service experience and international capabilities differentiate the Company from newly established dot.com customer service providers.

Strategy

         With the growth of the Internet as a means of transacting business and the poor customer service experienced by many on-line buyers, ICT believes significant opportunities exist to expand its business. The Company's growth strategy includes the following key elements:

         o Pursue E-Commerce Opportunities. The Company plans to pursue opportunities presented by the growth in demand for consistent, personalized customer support for e-commerce sales and service. By aggressively building our Internet support sales, marketing, and advanced technology initiatives while concurrently leveraging our existing management, operations, systems, and sales infrastructure, ICT can offer cost-effective, multi-channel CRM services to a wide array of customers domestically and internationally.

         o Expand Value-Added Services. The Company will continue to complement its core telesolutions expertise with additional value-added services, such as marketing, research and consulting services, as well as a complete suite of comprehensive CRM services. The Company's goal is to offer an integrated suite of telesolutions, e-solutions and market solutions to help its clients identify, acquire, retain, service, measure and maximize the lifetime value of their customer relationships.

         o Develop Strategic Alliances and Acquisitions. ICT intends to continue pursuing strategic alliances with, and acquisitions of, domestic and international businesses that provide complementary CRM services. The Company is currently utilizing state-of-the-art CRM software and Internet platform technologies from leading edge partners such as Aspect Communications Corporation, Siebel Systems, Inc., Oracle and Mustang.com.

         o Increase International Presence. The Company plans to broaden its geographic reach and further develop its expertise in CRM services in international markets by focusing on businesses with multinational operations. ICT currently provides multilingual services in the United States, Europe, Latin America, Canada and Australia. ICT intends to expand its operations in these areas.

           o Focus on Industry Specialization. The Company believes it has gained a competitive advantage by concentrating on servicing businesses in a limited number of targeted industries and intends to maintain its industry specialization. In addition, the Company believes that industry specialization will enable it to attract new clients because of its industry expertise. At the same time the Company intends to broaden its marketing efforts to target the rapidly expanding needs of dot.com's click-and-mortar companies and application service providers in a variety of industry sectors.

         o Maintain Technology Investment. The Company intends to continue making substantial investments in technology to maintain its technological strength within the CRM services industry. ICT has been an industry leader in the implementation of innovative CRM technologies to lower its effective cost per contact and to improve its sales and customer service. The Company has made significant investments in information and communications technologies and believes it was among the first to offer fully automated CRM services, collaborative web browsing services and to implement predictive dialing equipment that it believes is now recognized industry-wide to be essential in handling consumer outbound telemarketing.

         o Continue Commitment to Quality Service. ICT has consistently emphasized quality service and extensive employee training by investing in quality assurance personnel and procedures. The Company intends to continue its commitment to providing quality service, as illustrated by its achieving ISO 9002 certification in all its domestic and international sales and service focused business units by December 31, 1999.

ICT's Services

         ICT delivers its telesolution, e-solution and market solution CRM services through three business segments which are supported by the Company-wide marketing, sales, systems and corporate units. ICT's domestic sales force is organized into a series of industry sectors focused on selling the full range of the Company's services to clients in their respective target industries. ICT believes this organizational structure allows the Company to provide comprehensive solutions to its clients' CRM service needs, since it enables ICT's sales and customer service personnel to develop in-depth knowledge of the needs of businesses in their designated industries.

         In February 2000, ICT announced the formation of iCT ConnectedTouch.com, LLC a new wholly owned subsidiary formed to provide highly focused innovative E-solutions designed to maximize the value of customer relationships for business-to-business and business-to-consumer e-business sales and service operations. iCT ConnectedTouch.comsm is focused on supporting 1) dot.com companies and bricks-and-mortar e-commerce companies, 2) Internet support service companies including ISPs and ASPs, as well as 3) traditional direct marketing service companies that have added an Internet channel for sales and service.

         Domestic TeleServices

         Traditional teleservices are offered in the United States through the Company's Domestic TeleServices segment, which is comprised of the TeleDirect and TeleSolutions business units.

         ICT TeleDirect. ICT TeleDirect provides teleservices support activities primarily for the insurance and financial products and services, credit card and endorsed products sectors.

         ICT TeleSolutions. ICT TeleSolutions provides teleservices support activities primarily for the telecommunications, information services, energy services and consumer goods industries.

         International Services

         The Company offers domestic and international multilingual teleservices and customer care services through four business units comprising ICT International Services. The growth of multinational corporations and the increase in non-English speaking residents in the United States has increased the demand for the multilingual capabilities that ICT provides. The segment currently consists of the following units:

         ICT Eurotel. Eurotel provides pan-European, multilingual teleservices and customer care services to Europe from its contact centers in Dublin, Ireland and London, England.

         ICT Spantel. Spantel provides bi-lingual English and Spanish teleservices from its Miami, Florida contact center to the rapidly growing marketplace of Spanish-speaking American and Latin American consumers and businesses.

         ICT Canada. The Company opened its first Canadian contact center in January 1996 with service representatives who are fluent in French and English. As of December 31, 1999, ICT Canada has contact centers located in Moncton and Riverview, New Brunswick, Canada and in Halifax and Sydney, Nova Scotia, Canada.

         ICT Australia. This unit was formed in the first quarter of 1999 to provide telemarketing services for North American and European multinational companies in the Pacific Rim.

         Customer Management Services

          ICT provides businesses in its target industries with marketing, research and consulting services, and ongoing customer care services, through its Customer Management Services segment. This segment presently consists of the following business units:

         ICT Financial Marketing Services. This business unit's management team consists of professionals who have client-side banking experience in branch management and operations, marketing, advertising, research, electronic funds transfer, home and branchless banking, customer service and systems support. As of December 31, 1999, ICT Financial Marketing Services operated dedicated inbound/outbound contact centers in Amherst, New York and Morrilton, Arkansas.

         ICT Medical Marketing Services. Through this business unit, ICT provides service for the increasingly complex needs of healthcare and pharmaceutical clients. ICT's dedicated contact center is equipped with computer and telecommunications software and hardware to service both outbound and inbound client applications. Work stations are staffed by dedicated staff to meet the sophisticated product and customer profiles of specific clients. As of December 31, 1999, ICT Medical Marketing Services operated a dedicated contact center in Langhorne, Pennsylvania.

         ICT Research Services. This business unit provides businesses with value added market research survey design, data collection and consulting services. ICT's Research Services makes extensive use of advanced technology, including integrated predictive dialing and Computer Assisted Telephone Interviewing software, to obtain market and customer data cost effectively. As of December 31, 1999, ICT Research Services conducted surveys from centers in Depew, New York and Langhorne, Pennsylvania.

         Customer Care Management Services business unit was established in mid-1996 to pursue outsourcing opportunities for customer care management. This division offers services such as site and system equipment consultation, facility launch, program planning and implementation, staffing, technical support and ongoing customer care management. Depending on client needs, ICT will assume sole or shared responsibilities for the management of a client's customer care operations. As of December 31, 1999 this business unit operated contact centers in Lakeland, Florida and Langhorne, Pennsylvania.

Contact Center Facilities

         The following table lists the Company's contact center facilities as of December 31, 1999:

        -------------------------------------------------------------
                              Locations
        -------------------------------------------------------------
        Morrilton, AR; New Castle, DE; Fort Lauderdale, FL; Lakeland, FL; Miami, FL; Louisville, KY; Lewiston, ME; Oxford, ME; Pittsfield, ME; Wilton, ME; Amherst, NY; Depew, NY; Lancaster, OH; Sharonville, OH; Allentown, PA; Burnham, PA; Dubois, PA; Langhorne, PA(3); Trevose, PA; Chesapeake, VA; Norfolk, VA; Martinsburg, WV; Parkersburg, WV; Westover, WV; Halifax, Nova Scotia, Canada; Moncton, New Brunswick, Canada; Riverview, New Brunswick, Canada; Sydney, Nova Scotia, Canada; Dublin, Ireland; and London, U.K.
        -------------------------------------------------------------

Target Industries

         ICT's domestic sales force is assigned to specific industry sectors, which enables its sales personnel to develop in-depth industry and product knowledge. Several of the industries that ICT serves are undergoing deregulation and consolidation, which provides the Company with additional opportunities as businesses search for low cost solutions for their marketing, sales and customer support needs. In 1999, business within the insurance and financial services industries accounted for 65% of the Company's revenues. The industries targeted by the Company and the principal services provided are described below.

         Insurance

         ICT works with large consumer insurance companies to market and provide customer support services for products such as life, accident, health, and property and casualty insurance. The Company's insurance group operates numerous dedicated contact centers and in 1999, the Company sold approximately 1.5 million insurance policies on behalf of its clients. ICT employs approximately 410 agents collectively holding over 8,500 state or Canadian provincial insurance licenses. The Company has a full-service agent licensing and a continuing education department, which enables its agents to obtain licenses in 47 states and eight Canadian provinces and to maintain their compliance with insurance regulations. Clients include, but are not limited to, JCPenney Life Insurance Company, Progressive and American Security Group.

           Financial Services

         ICT provides banks and other financial services clients with a wide range of services, including card-holder acquisition, active account generation, account balance transfer, account retention and customer service. With the acquisition in 1995 of its Financial Marketing Services operations, ICT began offering additional banking services, such as marketing and servicing home equity loans, lines of credit, loan-by-phone, checking and deposit account acquisition, mortgage loans and other traditional banking products. Among ICT's financial services clients in 1999 are Advanta, Fleet Boston, Discover, Banc One, MBNA, and Metris.

           Telecommunications/Utilities

         ICT provides teleservices and customer care management services for major telecommunications companies for long distance, cellular and cable products and services, regional telecommunications companies marketing advanced telephone features, and companies which provide billing support services to telecommunications carriers. Within the telecommunications/utilities industry, ICT clients in 1999 include, but are not limited to, Bell Atlantic, Integretel, and Green Mountain.com.

         Pharmaceuticals and Health Care Services

         Leveraging ICT's insurance market position into the managed care industry, the Company, through its ICT Medical Marketing Services business unit, serves pharmaceutical manufacturers, medical advertising agencies, health insurance companies, hospitals and other health care related suppliers, for the sale and marketing of products to both health care professionals (hospitals, physicians, pharmacists and nurses) and health care consumers (patients and prospective patients). The applications the Company offers in this market segment consist of business-to-business, business-to-professional and business-to-consumer, utilizing inbound and outbound services to sell products, to conduct market research, develop marketing databases and provide customer service. Clients in this category in 1999 include, but are not limited to, SmithKline Beecham, Roche, Aetna/U.S. Healthcare and Pacificare.

         Information Technology

         ICT provides sophisticated marketing resources for both outbound and inbound applications on behalf of clients in the computer software and hardware industries. Outbound applications include, but are not limited to, new customer acquisition, customer retention and sales lead generation. Inbound applications include, but are not limited to, customer service, first-level customer technical support and the sale of personal computer-related products. ICT's clients frequently integrate outbound and inbound call campaigns, seeking to achieve favorable compounding results. Information technology clients in 1999 include, but are not limited to, Sony Computer Entertainment and AOL Canada.

Technology

         ICT invests heavily in system and software technologies designed to improve contact center production thereby lowering the effective cost per contact made or received, and to improve sales and customer service effectiveness by providing its sales and service representatives with real-time access to customer and product information. Since January 1995, the Company has invested over $51 million in information and communications systems and software enabling it to use state-of-the-art contact center technology. ICT believes it was one of the first fully automated teleservices company and among the first to implement predictive dialing equipment, for outbound telemarketing and market research and to provide collaborative web browsing services. ICT realizes significant cost savings through the use of innovative contact handling technology, automatic call distributors ("ACD") and advanced scripting software, all of which optimize agent utilization. An ACD is a phone switch that accepts an inbound call from the public network and routes that call to the most advantageous, available resource to handle the call. Scripting software is used in contact centers to provide the agent with the appropriate information to use during the contact and to specify the content and sequence of the information captured from the customer.

         The Company utilizes a scalable set of UNIX processors to support its outbound and inbound contact center operations. The term scalable in the computer industry generally means that a system or product line is configured to work cost-effectively at both low and high volume. Dedicated UNIX processors are used for inbound contact centers while predictive dialing systems, networked to UNIX processors at the Company's corporate data center, are used at each outbound contact center. The predictive dialing systems support local call and data management: the UNIX processors provide centralized list management, data consolidation, report generation and interfaces with client order processing systems.

         ICT Group uses a series of Customer Relationship Management (CRM) software to prepare outbound and inbound scripts, manage, update and reference client data files, collect statistical transaction and performance data and assist in the preparation of internal and client reports. This CRM software includes ICT Group's proprietary call transaction management system ("CTMS") as well as IMA's Edge TeleBusiness Software and Siebel's Contact Management systems. The use of the Edge and Siebel systems as well as Oracle's database management system provides a scalable and robust suite of applications to support our client's business needs.

         ICT introduced several technology solutions in 1999 to support multi-channel customer contacts. These solutions include ICT Net2tel.com(sm), giving ICT the ability to interact with Internet users via text chat, voice over the Internet, or two line call back. In addition, ICT introduced high-volume email handling capabilities in 1999. The Company intends to take advantage of these technologies to provide an integrated solution to support multi-channel contact management.

Quality Assurance, Personnel and Training

         ICT emphasizes quality service and extensive employee training as a way to compete effectively and invests heavily in quality assurance personnel and practices. ICT's quality assurance and training departments are responsible for the development and enforcement of contact center policies and procedures, the selection and training of telephone service representatives, the training and professional development of contact center management personnel, monitoring of calls and verification and editing of all sales. Through the Company's quality assurance department, both the Company and its clients are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations are recorded (with the customer's consent) in order to verify the accuracy and authenticity of transactions. Additionally, ICT is able to provide to its clients immediate updates on the progress of an ongoing telemarketing effort. Access to this data allows ICT and its clients to identify potential campaign shortfalls and to immediately modify or enhance a telemarketing effort. In 1998 the Company completed the installation of digital recording technology in all US outbound centers. This installation allows the consolidation of all verification activities into a centralized location and effectively created a "third party" verification center. Verification results are now available to Operations and Client Services by the end of the calling day. Also, each center can access the recordings for review with supervisory staff or the service representative. The Company's commitment to providing quality service is further illustrated by its current effort toward certification with ISO 9002 standards, which are administered by the International Organization for Standardization and represent an international consensus on the essential features of a quality system to ensure the effective operation of a business. All domestic and international sales and service focused business units are ISO 9002 registered as of December 31, 1999.

         Management believes that a key driver of ICT's success is the quality of its employees. The Company tailors its recruiting and training techniques toward the industries it serves. Service representatives receive a detailed review of each program in which they are to participate along with training regarding the background, structure and philosophy of the client that is sponsoring the program. As is typical in the teleservices industry, over 90% of the Company's service representatives are part-time employees. As of February 24, 2000, ICT employed approximately 6,000 persons, of which more than 5,200 were service representatives. None of ICT's employees are currently represented by a labor union. The Company considers its relations with its employees to be good.

Clients

         The Company generally operates under month-to-month contractual relationships with its teleservices clients. The pricing component of a contract is often comprised of an initial fee, a base service charge and separate charges for ancillary services. Service charges are usually based upon an hourly rate for outbound calls and per-minute rates for inbound calls. On occasion, the Company performs services for which it is paid commissions based on completed sales under contracts terminable by the Company with 30 or fewer days notice. ICT's Customer Management Services typically enter into longer term, contractual relationships that may contain provisions for early contract terminations. The Customer Management Services segment's revenues represented approximately $45.1 million, or 29%, of the Company's consolidated revenues in 1999.

         ICT targets those companies which it believes have the greatest potential to generate recurring revenues to the Company based on their ongoing direct sales and customer service needs. At December 31, 1999, ICT provided direct sales and customer service to approximately 75 clients. The Company's largest clients in recent years have been MMIG and JCPenney Life Insurance Company, which together accounted for approximately 17% of the Company's net revenues in 1999. No other client accounted for more than 10% of the Company's net revenues in 1999.

Competition

         The CRM services industry is intensely competitive and the Company's principal competition in its primary markets comes from large service organizations, including, but not limited to, Convergys Corporation, SITEL Corporation, TeleTech Holdings, Inc., APAC TeleService, Inc. and West Telemarketing Corporation. The Company competes with numerous independent firms, some of which are as large or larger than ICT, as well as the in-house operations of many of its clients or potential clients. In addition, most businesses that are significant consumers of these services utilize more than one teleservice firm at a time and reallocate work among various firms from time to time. Some of this work is contracted on an individual project basis, with the effect that the Company and other firms seeking such business are required to compete with each other frequently as individual projects are initiated. Furthermore, the Company believes there is a trend among businesses with in house contact center operations toward outsourcing the management of those operations to others and that this trend may attract new competitors, including, but not limited to, competitors that are substantially larger and better capitalized than ICT, into the Company's market. Additionally, ICT faces competitors in its CRM ASP offerings. This competition is primarily separated into two categories: Software only ASPs and ASPs that provide both software and services (Hybrid ASPs). The Company competes with several competitors in each of these categories. Software only ASP companies that compete with ICT include:
LivePerson, FaceTime and eConvergent. Hybird ASP competitors would include:
PeopleSupport, Brigade Solutions and SafeHarbor.com. While the Company believes it has more customer service experience and a broader technological offering then its current competitors, new competition may be attracted into ICT's e-solutions market.

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

         The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA"). Under the TCFAPA, the FTC has issued regulations prohibiting deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that telemarketers maintain records on various aspects of their business. Analogous restrictions apply to industries regulated by the SEC. The Company believes that it is in compliance with the TCPA and its implementing regulations, as well as with the regulations promulgated pursuant to the TCFAPA. Failure to comply with either the TCPA or the TCFAPA could adversely affect or limit the Company's current or future operations.

         Most states have enacted statutes similar to the FTC Act generally prohibiting unfair or deceptive acts and practices. Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses, post bonds or submit sales scripts to the state's attorney general. Under the more general statutes, depending on the willfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business. Many of the statutes directed specifically at telemarketing practices provide for a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys' fees. There can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations.

ITEM 2. PROPERTIES

         The Company's corporate headquarters are located in Langhorne, Pennsylvania in leased facilities consisting of approximately 29,500 square feet of office space rented under leases that expire in April 2001. The Company also leases all of the facilities used in its contact center operations, as well as office space in Chicago, Illinois, and Seattle, Washington for its sales offices. The leases for the Company's facilities expire generally between July 2000 and May 2009 and typically contain renewal options. The Company believes that its existing facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity, if decided adversely to the Company.

         As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering effective June 14, 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. On May 19, 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. On June 22, 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. On November 3, 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. On February 2, 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. Since that time the defendants filed a motion for summary judgement seeking to have the case dismissed on the grounds that there is no material issue of fact. Plaintiffs filed a response in opposition to defendant's motion and discovery was conducted by the parties. The court has not ruled as yet on defendants' motion.

         On July 12, 1996, Main Street Marketing of America Incorporated ("Main Street Marketing") brought a demand for arbitration against the Company in the Commonwealth of Pennsylvania claiming damages as a result of the Company's alleged breach of a service agreement under which the Company agreed to provide Main Street Marketing with various data entry and data processing services relating to Main Street Marketing's magazine subscription program. Main Street Marketing alleges that the Company committed various breaches of the service agreement and has demanded an award in excess of $15 million. The Company has responded to this demand for arbitration by denying liability and counterclaiming in an amount in excess of $125,000. Discovery has progressed in this matter, but has not yet been completed. It is not possible at this stage of the proceeding to evaluate the probable outcome of this litigation.

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

         Period                                    High             Low
         ------                                    ----             ---
         Fiscal 1998:
                  First Quarter                    5 5/8            3 3/4
                  Second Quarter                   5 1/2            3 3/4
                  Third Quarter                    4 3/8                2
                  Fourth Quarter                   2 7/8            1 7/8

         Fiscal 1999:
                  First Quarter                    4 1/2            2 5/8
                  Second Quarter                   5 3/8          2 11/16
                  Third Quarter                    9 5/8            4 1/2
                  Fourth Quarter                  15 5/8           6 1/16


         As of March 15, 2000, there were 43 holders of record of the Company's Common Stock. On March 15, 2000, the closing sale price of the Common Stock as reported by The Nasdaq Stock Market was $8.00.

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to finance future growth and working capital needs and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Additionally, the Company's bank agreement limits the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data are derived from the financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements and related notes thereto included in Item 8.

                                                                         For Year Ended December 31,
                                                     ------------------------------------------------------------------
                                                          1995           1996          1997        1998         1999
                                                     ------------------------------------------------------------------
                                                                 (In thousands, except per share amounts)
Statement of Operations Data:
Net revenues                                          $  52,116       $ 71,599      $ 91,653    $ 120,982    $ 153,049
                                                      ---------       --------      --------    ---------    ---------
Operating expenses:
  Cost of services                                       28,639         38,537        50,662       69,588       84,390
  Selling, general and administrative                    21,073         30,708        37,009       47,012       60,080
  Nonrecurring compensation expense                          --         12,689            --           --           --
                                                      ---------       --------      --------    ---------    ---------
    Total operating expenses                             49,712         81,934        87,671      116,600      144,470
                                                      ---------       --------      --------    ---------    ---------
    Operating income (loss)                               2,404        (10,335)        3,982        4,382        8,579
Interest expense (income), net                              834            180          (398)         406          801
                                                      ---------       --------      --------    ---------    ---------
Income (loss) before taxes                                1,570        (10,515)        4,380        3,976        7,778
Income taxes (benefit)                                       --         (2,998)        1,708        1,550        3,033
                                                      ---------       --------      --------    ---------    ---------
Net income (loss)                                     $   1,570       $ (7,517)     $  2,672    $   2,426    $   4,745
                                                      =========       ========      ========    =========    =========
Diluted earnings (loss) per share                     $     .17       $   (.72)     $    .22    $     .20    $    0.39
                                                      =========       ========      ========    =========    =========
Shares used in computing diluted
    earnings per share                                    9,490         10,407        12,044       12,023       12,261
                                                      =========       ========      ========    =========    =========
Pro Forma data:
    Historical income (loss) before income taxes      $   1,570       $(10,515)

    Pro forma income tax expense (benefit) (1)              667         (3,767)
                                                      ---------       --------
    Pro forma net income (loss) (1)                   $     903       $ (6,748)
                                                      =========       ========
    Pro forma diluted earnings (loss) per share (1)   $     .10       $   (.65)
                                                      =========       ========
    Shares used in computing pro forma
        diluted earnings (loss) per share                 9,490         10,407
                                                      =========       ========


                                                                              As of December 31,
                                                     --------------------------------------------------------------------
                                                             1995           1996          1997        1998         1999
                                                     --------------------------------------------------------------------
                                                                               (In thousands)
Balance Sheet Data:
Cash and cash equivalents                                  $  447        $ 18,298      $ 17,711     $14,225      $12,239
Working capital (deficit)                                  (1,601)         27,066        25,530      27,093       26,767
Total assets                                               18,481          49,112        61,578      75,876       78,073
Long-term debt, less current maturities                       881           1,057         4,799      14,000       10,000
Capitalized lease obligations,
    less current maturities                                 1,632           1,296         1,498         833          308
Shareholders' equity                                        3,843          41,020        43,368      45,785       50,340

-----------
(1) A pro forma provision for income taxes for periods prior to the effective date of the Company's offering has been computed as if the Company had been fully subject to federal and state income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

                                                                                  Year Ended December 31,
                                                                ----------------------------------------------------------
                                                                        1999                 1998              1997
                                                                ----------------------------------------------------------
Net revenues                                                           100.0%               100.0%            100.0%
                                                                       ------               ------            ------
Operating expenses
         Cost of services                                               55.1                 57.5              55.3
         Selling, general and administrative                            39.3                 38.9              40.4
                                                                        ----                 ----              ----

                  Total operating expense                               94.4                 96.4              95.7
                                                                        ----                 ----              ----

                  Operating income                                       5.6                  3.6               4.3

Interest expense                                                          .8                   .8                .5
Interest income                                                          (.3)                 (.5)             (1.0)
                                                                        ----                 ----             -----

                  Income before income taxes                             5.1                  3.3               4.8

Income tax expense                                                       2.0                  1.3               1.9
                                                                        ----                 ----              ----

Net income                                                               3.1%                 2.0%              2.9%
                                                                        ====                 ====              ====

Years Ended December 31, 1999 and 1998

         Net Revenues. Net revenues increased 27% to $153.0 million from $121.0 million in 1998 primarily due to strong revenue growth from customers in the insurance, telecommunications, and health care industries and our expansion into Internet Support Services. Domestic TeleServices revenues grew 6% to $83.9 million from $79.0 million in 1998. Growth in this segment was restrained by a slowdown in telesales campaigns which utilized credit card files. This low growth rate resulted in reduced profitability for the Domestic TeleServices segment. International Services (formerly International TeleServices) revenues grew 80% to $24.0 million in 1999 from $13.4 million in 1998 due to our rapid growth in Europe, Canada, Spantel and the Company's expansion into Australia. Customer Management Services (previously reported separately as Marketing Services and Management Services) revenues increased 58% to $45.1 million from $28.6 million in 1998 reflecting the addition and expansion of several customer care contracts.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 21% to $84.4 million in 1999 from $69.6 million in 1998, resulting from increased business activity in each of the business units. The increase was primarily due to the increased direct labor required to support the increased revenue volume. As a percentage of revenues, cost of services decreased to 55% in 1999 from 58% in 1998, primarily due to telecommunication costs per hour decreasing 19% through reductions in rates paid to our domestic and international carriers combined with the increased ability to pass through telecommunication costs on many of our customer care contracts.

         Selling, General and Administrative. Selling, general and administrative expenses increased 28% to $60.1 million in 1999 from $47.0 million in 1998 largely due to the addition of facilities, contact center personnel and other infrastructure to support increased calling volumes, as well as our investment in marketing and systems to support our Internet Support Services initiatives. As a percentage of revenues, selling, general and administrative expenses were 39% in both 1999 and 1998.

         Interest Expense, net. Net interest expense reflects the interest expense related to capital leases and term debt partially offset by investment income. Net interest expense increased $395,000 to $801,000 in 1999 from $406,000 in 1998 due to higher average outstanding debt and lower average invested funds in 1999.

         Income Taxes. Income taxes increased $1.5 million to $3.0 million in 1999 from $1.5 million in 1998. In both 1999 and 1998, the provision for income taxes was approximately 39% of income before taxes.

Years Ended December 31, 1998 and 1997

         Net Revenues. Net revenues increased 32% in 1998 to $121.0 million from $91.7 million in 1997 primarily due to growth in TeleServices and Customer Management Services revenues. Combined TeleServices segment revenues increased 29% to $92.4 million in 1998 from $71.4 million in 1997 resulting from continued strong growth in the domestic market. International Services segment revenues grew 4% to $13.4 million in 1998 from $12.9 million in 1997. Domestic TeleServices segment revenues grew 35% to $79.0 million in 1998 from $58.5 million in 1997 as a result of growth in the financial services and telecommunications industries. Customer Management Services revenues increased 41% to $28.6 million in 1998 from $20.3 million in 1997 reflecting the addition and expansion of several customer care contracts.

         Cost of Services. Cost of services increased 37% to $69.6 million in 1998 from $50.7 million in 1997, resulting from increased business activity in each of the business units. As a percentage of revenues, cost of services increased to 58% in 1998 from 55% in 1997 primarily due to lower average prices and increased labor costs the Company incurred as a result of the favorable economic climate and historically low unemployment levels. These conditions made it more difficult for the Company to attract sufficient contact center staff.

         Selling, General and Administrative. Selling, general and administrative expenses increased 27% to $47.0 million in 1998 from $37.0 million in 1997 due to an increased number of contact centers and related workstation capacity and additional sales and systems support. As a percentage of revenues, selling, general and administrative expenses declined to 39% in 1998 from 40% in 1997 as the Company has consolidated certain contact centers into larger centers, spread fixed costs of operations over the larger centers and generally managed fixed expenses to support a larger revenue base.

         Interest Expense (Income), Net. Net interest expense of $406,000 versus net interest income of $398,000 in 1998 and 1997, respectively, reflects the interest expense related to capital leases and borrowings against the Company's line of credit for capital expansion partially offset by investment income. The increase in net interest expense is the result of increased average outstanding balances on the line of credit and decreased average invested funds in 1998 as compared to 1997. In 1998, the Company financed capital equipment purchases under its line of credit. In 1998, the Company borrowed approximately $12.2 million under its line of credit which was converted to term debt.

         Income Taxes. Income taxes decreased $159,000 to $1.5 million for 1998 from $1.7 million in 1997. In both 1998 and 1997, the provision for income taxes was approximately 39% of income before income taxes.

Quarterly Results and Seasonality

         The Company has experienced and expects to continue to experience significant quarterly variations in operating results, principally as a result of the timing of client programs, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of existing and new business units and competitive industry conditions.

         The Company's business tends to be strongest in the second and fourth quarters due to the high level of client sales activity in the spring and prior to the holiday season. In the first quarter, business generally levels off or slows from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. In addition, the Company typically expands its operations in the first quarter to support anticipated business growth beginning in the second quarter. As a result, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenues which results in decreased profitability for the first quarter versus the previous fourth quarter. Also, demand for the Company's services typically slows or decreases in the third quarter as the volume of business decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter in anticipation of higher demand for its services during the fourth quarter.

Liquidity and Capital Resources

         Cash provided by operations in 1999 was $11.5 million compared to $292,000 in 1998. The increase of approximately $11.2 million resulted from higher net income and non-cash charges, as well as strong collection of accounts receivable.

         Cash used in investing activities in 1999 was $8.6 million compared to $14.8 million in 1998. The Company added 752 workstations in 1999 versus adding 896 in 1998, and financed approximately half of its capital expenditures in 1999 under operating leases.

         Cash used in financing activities was $4.6 million in 1999 as compared to $11.1 million provided by financing activities in 1998. In 1999, the Company repaid $4.0 million of term debt and made no borrowings under its line of credit.

         The Company's operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. The capital lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at December 31, 1999 were $833,000.

      In 1998, the Company signed a three-year, $45.0 million credit agreement with BankBoston, N.A. and Summit Bancorp. At December 31, 1999, outstanding obligations under the credit agreement were $14.0 million, leaving $27.0 million available to the Company. Repayments of termed out amounts permanently reduce the amount available to borrow under the Line of Credit.

         The Company believes that cash on hand, together with cash flow generated from operations and funds available under the credit agreement will be sufficient to finance its current operations and planned capital expenditures at least through 2000.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's operations are exposed to market risks primarily as a result of changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

         Interest Rate Risk

                  The Company's exposure to market risk for changes in interest rates relates to its long term debt obligations. The fixed rate of 7% on the Company's long term debt at December 31, 1999 approximates market rates; thus, the fair value of the debt approximates its reported value. In the past the Company has not entered into financial instruments such as interest rates swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

         Foreign Currency Risk

                  The Company does not use foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. The Company has operations in Canada, Ireland, the United Kingdom, and Australia which are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these operations from local currencies to US dollars affects year-to-year comparability of operating results. The Company's foreign operations represent 12.4% of the Company's consolidated revenues for the year ended December 31, 1999. In addition, foreign operations produced 15.0% of the business associated with domestic revenues. Management does not expect the risk of foreign currency fluctuations to be material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item will be contained in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement"), which is hereby incorporated herein by reference.

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

     3.1          Articles of Incorporation. (2)
     3.2          Bylaws. (2)
     9.1          Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated
                  February 2, 1996. (1) (Exhibit 10.11)
     9.2          Amendment No. 1 to Voting Trust Agreement among John J. Brennan,  Donald P. Brennan and the Company,  dated May 9,
                  1996. (2) (Exhibit 10.17)
     9.3          Form of Voting Agreement between the Company and certain option holders. (1) (Exhibit 10.13)
    10.1          ICT Group, Inc. 1987 Stock Option Plan. (1) (2)+
    10.2          ICT Group, Inc. Equity Incentive Plan. (1)+
    10.3          ICT Group, Inc. Equity Compensation Plan. (2)+
    10.4          ICT Group, Inc. 1996 Non-Employee Directors Plan. (2)+
    10.5          Employment Agreement between John J. Brennan and the Company, dated May 8, 1996.(2)+
    10.7          Employment Agreement between John L. Magee and the Company, dated April 1, 1987. (1)+
    10.8          Employment Agreement between John D. Campbell and the Company, dated October 1, 1987. (1)+
    10.9          Employment Agreement between Maurice J. Kerins and the Company, dated April 1, 1987. (1)+
    10.10         Employment Agreement between Robert F. Small and the Company, dated April 1, 1987. (1)+
    10.11         Shareholders  Agreement among John J. Brennan,  Donald P. Brennan and the Company,  dated February 2,
                  1996. (1) (Exhibit 10.12)
    10.13         $45,000,000  Credit  Agreement  dated as of April 21,  1998 among the  Company,  Eurotel  Marketing  Limited,
                  Yardley Enterprises,  Inc., Harvest Resources,  Inc., ICT/Canada Marketing, Inc., the Lenders referred to therein,
                  BankBoston, N.A. as Administrative Agent and Summit Bank as Co-Agent (3) (Exhibit 10.13)
    10.14         Employment Agreement between Vincent A. Paccapaniccia and the Company, dated August 24, 1998.
    10.15         First Amendment to Credit Agreement among the Company,  Eurotel  Marketing  Limited,  Yardley  Enterprises,  Inc.,
                  Harvest  Resources,  Inc.,  ICT/Canada  Marketing,  Inc.,  the Lenders  referred to therein,  BankBoston,  N.A. as
                  Administrative Agent and Summit Bank as Co-Agent (3) (Exhibit 10.13) dated December 22, 1998.
    10.16         Employment Agreement between John P. McCabe and the Company, dated April 18, 1997*
    10.17         Employment Agreement between Timothy F. Kowalski and the Company, dated July 7, 1997*
    10.18         Employment Agreement between Vincent M. Dadamo and the Company, dated May 29, 1999*
    10.19         ICT Group, Inc. Non-Qualified Deferred Compensation Plan*
    21            List of Subsidiaries*
    23            Consent of Independent Public Accountants*
    27            Financial Data Schedule*

---------
*  Filed herewith.
+  Compensation plans and arrangements for executives and others.
   (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150).
   (2) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150).
   (3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q on May 13, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ICT GROUP, INC.
                                            (Registrant)

Dated:  March 27, 2000

                                            By:/s/ John  J. Brennan
                                               --------------------------------
                                               John J. Brennan
                                               Chairman, President and Chief
                                               Executive Officer

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

             Signature                                     Title                                         Date
             ---------                                     -----                                         ----
By: /s/ John J. Brennan                            Chairman, President, Chief                        March 27, 2000
    --------------------------------------         Executive Officer and Director
    John J. Brennan                                (principal executive officer)


By: /s/ Vincent A. Paccapaniccia                   Senior Vice President, Finance and                March 27, 2000
    --------------------------------------         Administration, Chief Financial Officer
    Vincent A. Paccapaniccia                       and Asst. Secretary (principal financial and
                                                   accounting officer)


By: /s/ Donald P. Brennan                          Director                                          March 27, 2000
    --------------------------------------
    Donald P. Brennan

By: /s/ Bernard Somers                             Director                                          March 27, 2000
    --------------------------------------
    Bernard Somers

By: /s/ John Stoops                                Director                                          March 27, 2000
    --------------------------------------
    John Stoops

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------

    10.16     Employment Agreement between John P. McCabe and the Company, dated April 18, 1997*

    10.17     Employment Agreement between Timothy F. Kowalski and the Company, dated July 7, 1997*

    10.18     Employment Agreement between Vincent M. Dadamo and the Company, dated May 29, 1999*

    10.19     ICT Group, Inc. Non-Qualified Deferred Compensation Plan*

    21        List of Subsidiaries*

    23        Consent of Independent Public Accountants*

    28        Financial Data Schedule*

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

FINANCIAL STATEMENT SCHEDULE:
    II. VALUATION AND QUALIFYING ACCOUNTS                      F-18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ICT Group, Inc.:

We have audited the accompanying consolidated balance sheets of ICT Group, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICT Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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




                                                  ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
  February 11, 2000

                        ICT GROUP, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                 --------------------------------
                                    ASSETS                                             1999             1998
                                    ------                                       ---------------  ---------------
CURRENT ASSETS:
    Cash and cash equivalents                                                    $    12,239,021  $    14,255,253
    Accounts receivable, net of allowance for doubtful accounts
       of $804,588 and $514,897                                                       28,796,353       26,343,681
    Prepaid expenses and other                                                         2,599,418        1,557,915
    Deferred income taxes                                                                556,456          194,739
                                                                                 ---------------  ---------------
              Total current assets                                                    44,191,248       42,351,588

PROPERTY AND EQUIPMENT, net                                                           29,420,635       28,634,260

DEFERRED INCOME TAXES                                                                  2,858,145        3,155,279

OTHER ASSETS                                                                           1,602,721        1,735,191
                                                                                 ---------------  ---------------
                                                                                 $    78,072,749  $    75,876,318
                                                                                 ===============  ===============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                            $     4,000,000  $     4,000,000
    Current portion of capitalized lease obligations                                     524,642          665,487
    Accounts payable                                                                   7,868,817        6,884,079
    Accrued expenses                                                                   5,031,018        3,708,736
                                                                                 ---------------  ---------------
              Total current liabilities                                               17,424,477       15,258,302
                                                                                 ---------------  ---------------
LONG-TERM DEBT                                                                        10,000,000       14,000,000
                                                                                 ---------------  ---------------
CAPITALIZED LEASE OBLIGATIONS                                                            308,289          832,931
                                                                                 ---------------  ---------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
      none issued                                                                             --               --
    Common stock, $.01 par value, 40,000,000 shares authorized, 11,810,025 and
      11,642,475 shares issued and outstanding                                           118,100          116,425
    Additional paid-in capital                                                        49,402,416       49,334,130
    Deferred compensation                                                                     --          (53,716)
    Retained earnings (accumulated deficit)                                            1,554,005       (3,191,000)
    Accumulated other comprehensive loss                                                (734,538)        (420,754)
                                                                                 ---------------  ---------------
              Total shareholders' equity                                              50,339,983       45,785,085
                                                                                 ---------------  ---------------
                                                                                 $    78,072,749  $    75,876,318
                                                                                 ===============  ===============

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               For the Year Ended
                                                                                  December 31,
                                                              ---------------------------------------------
                                                                   1999           1998              1997
                                                              ------------   ---------------  -------------
NET REVENUES                                                  $153,049,467   $120,981,890      $ 91,652,978
                                                              ------------   ------------      ------------
OPERATING EXPENSES:
    Cost of services                                            84,390,236     69,587,985        50,662,062
    Selling, general and administrative                         60,079,796     47,011,939        37,008,848
                                                              ------------   ------------        ----------
                                                               144,470,032    116,599,924        87,670,910
                                                              ------------   ------------      ------------
           Operating income                                      8,579,435      4,381,966         3,982,068

INTEREST EXPENSE                                                 1,261,652      1,019,511           478,726

INTEREST INCOME                                                   (460,684)      (613,682)         (876,668)
                                                              ------------   ------------      ------------
           Income before income taxes                            7,778,467      3,976,137         4,380,010

INCOME TAXES                                                     3,033,462      1,549,309         1,708,204
                                                              ------------   ------------      ------------
NET INCOME                                                    $  4,745,005   $  2,426,828      $  2,671,806
                                                              ============   ============      ============
EARNINGS PER SHARE:
     Basic earnings per share                                 $       0.40   $       0.21      $       0.23
                                                              ============   ============      ============
     Diluted earnings per share                               $       0.39   $       0.20      $       0.22
                                                              ============   ============      ============
     Shares used in computing basic earnings
        per share                                               11,748,776     11,569,931        11,542,234
                                                              ============   ============      ============
     Shares used in computing diluted earnings
        per share                                               12,261,075     12,023,152        12,044,341
                                                              ============   ============      ============



        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                         Accumulated
                                                  Common Stock     Additional  Deferred    Retained     Other Comp-      Total
                                            ---------------------    Paid-in     Compen-    Earnings     Rehensive     Shareholders'
                                               Shares     Amount     Capital     sation     (Deficit)   Income (loss)     Equity
                                            -----------  --------  -----------  ---------  -----------  -------------  ------------

BALANCE, DECEMBER 31, 1996                  11,538,300   $115,383  $49,338,490  $(161,140) $(8,289,634)   $  17,245    $41,020,344
    Cancellation of stock options                   --         --      (84,648)        --           --           --        (84,648)
    Amortization of deferred compensation           --         --           --     53,712           --           --         53,712
    Exercise of stock options                    4,000         40        4,037         --           --           --          4,077
                                                                                                                       -----------
    Comprehensive income:
        Net income                                  --         --           --         --    2,671,806           --      2,671,806
        Currency translation adjustment             --         --           --         --           --     (297,092)      (297,092)
                                                                                                                       -----------
                Total comprehensive income                                                                               2,374,714
                                           -----------   --------  -----------  ---------  -----------    ---------    -----------
BALANCE, DECEMBER 31, 1997                  11,542,300    115,423   49,257,879   (107,428)  (5,617,828)    (279,847)    43,368,199
    Amortization of deferred compensation           --         --           --     53,712           --           --         53,712
    Exercise of stock options                  100,175      1,002       76,251         --           --           --         77,253
                                                                                                                       -----------
    Comprehensive income:
       Net income                                   --         --           --         --    2,426,828           --      2,426,828
       Currency translation adjustment              --         --           --         --           --     (140,907)      (140,907)
                                                                                                                       -----------
               Total comprehensive income                                                                                2,285,921
                                           -----------   --------  -----------  ---------  -----------    ---------    -----------
BALANCE, DECEMBER 31, 1998                  11,642,475    116,425   49,334,130    (53,716)  (3,191,000)    (420,754)    45,785,085
    Amortization of deferred compensation           --         --           --     53,716           --           --         53,716
    Exercise of stock options                  167,550      1,675       68,286         --           --           --         69,961
                                                                                                                       -----------
    Comprehensive income:
       Net income                                   --         --           --         --    4,745,005           --      4,745,005
       Currency translation adjustment              --         --           --         --           --     (313,784)      (313,784)
                                                                                                                       -----------
               Total comprehensive income                                                                                4,431,221
                                           -----------   --------  -----------  ---------  -----------    ---------    -----------
BALANCE, DECEMBER 31, 1999                  11,810,025   $118,100  $49,402,416         --  $ 1,554,005    $(734,538)   $50,339,983
                                           ===========   ========  ===========  =========  ===========    =========    ===========


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Year Ended
                                                                                      December 31,
                                                                   ----------------------------------------------
                                                                        1999             1998             1997
                                                                   --------------    -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $   4,745,005     $ 2,426,828     $  2,671,806
    Adjustments to reconcile net income to
       net cash provided by operating activities-
         Depreciation and amortization                                 8,003,889       5,667,166        3,859,914
         Deferred income tax expense (benefit)                           (64,583)        143,857         (242,216)
         (Increase) decrease in-
           Accounts receivable                                        (2,452,672)     (8,659,610)      (4,144,986)
           Prepaid expenses and other                                 (1,041,503)        309,612         (985,159)
           Other assets                                                   42,587        (406,491)         (38,438)
         Increase (decrease) in-
           Accounts payable                                              984,738       1,061,441        3,015,999
           Accrued expenses                                            1,322,282        (250,466)       2,036,003
                                                                   -------------     -----------     ------------
                Net cash provided by operating activities             11,539,743         292,337        6,172,923
                                                                   ------------      -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                               (8,646,665)    (14,755,145)     (10,585,839)
                                                                   -------------     -----------     ------------
                Net cash used in investing activities                 (8,646,665)    (14,755,145)     (10,585,839)
                                                                   -------------     -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                              --      12,161,222        5,515,066
    Payments on long-term debt                                        (4,000,000)       (346,202)        (671,444)
    Payments on capitalized lease obligations                           (665,487)       (744,333)        (724,694)
    Proceeds from exercise of stock options                               69,961          77,253            4,077
                                                                   -------------     -----------     ------------
                Net cash provided by (used in) financing
                   activities                                         (4,595,526)     11,147,940        4,123,005
                                                                   -------------     -----------     ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                         (313,784)       (140,907)        (297,092)
                                                                   -------------     -----------     ------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                   (2,016,232)     (3,455,775)        (587,003)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                            14,255,253      17,711,028       18,298,031
                                                                   --------------    -----------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $  12,239,021     $14,255,253     $ 17,711,028
                                                                   =============     ===========     ============


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BACKGROUND:

ICT Group, Inc. and subsidiaries (the "Company") is a global supplier of Customer Relationship Management (CRM) services - consisting of integrated telesolutions, e-solutions and market solutions - which help its clients identify, acquire, retain, service, measure and maximize the lifetine value of their customer relationships. The Company manages 32 customer contact centers in the U.S., Europe, Canada and Australia from which it supports outbound and inbound telesales, customer management services, Web-enabled center services and e-mail management processing for domestic and multinational corporations and institutions, primarily in the insurance, financial, telecommunications/utilities, pharmaceutical and healthcare and information technology industries.

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

Revenue Recognition

The Company recognizes revenues on programs as services are performed, generally based on hours of work incurred. Amounts collected from customers prior to the performance of services are recorded as deferred revenues.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. Cash equivalents at December 31, 1999 consist of an overnight repurchase agreement, money market accounts and investment-grade commercial paper.

Property and Equipment
                                                         December 31,
                                                -----------------------------
                                                    1999            1998
                                                -----------     -------------
       Communications and computer equipment    $41,969,697     $  37,269,157
       Furniture and fixtures                     9,556,467         7,257,311
       Leasehold improvements                     4,678,383         3,031,414
                                                -----------     -------------
                                                 56,204,547        47,557,882
       Less -  Accumulated depreciation and
                  amortization                  (26,783,912)      (18,923,622)
                                                -----------     -------------
                                                $29,420,635     $  28,634,260
                                                ===========     =============

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

        Communications and computer equipment                      5 years
        Furniture and fixtures                                     5-7 years
        Leasehold improvements                                     Lease term

Depreciation expense was $7,860,290, $5,564,496 and $3,721,321 for the years ended December 31, 1999, 1998 and 1997, respectively. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized.

Equipment under capital leases included in property and equipment is $5,946,468, with related accumulated amortization of $5,072,021 and $4,315,682 at December 31, 1999 and 1998, respectively.

Other Assets
                                                              December 31,
                                                      --------------------------
                                                           1999         1998
                                                      -------------   ----------

        Deposits                                      $     866,021   $  867,701
        Goodwill, net of accumulated amortization of
          $278,427 and $217,941                             629,508      689,994
        Other                                               107,192      177,496
                                                      -------------   ----------
                                                      $   1,602,721   $1,735,191
                                                      =============   ==========


Goodwill is amortized over 15 years on a straight-line basis. The Company evaluates the realizability of goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the assets acquired. If the amount of such estimated undiscounted future cash flows is less than the net book value of the assets acquired, the assets are written down to the amount of the estimated undiscounted cash flows. Management believes that there has been no impairment of goodwill as of December 31, 1999.

Accrued Expenses

                                                        December 31,
                                                  ------------------------
                                                     1999          1998
                                                  -----------   ----------

       Payroll and related benefits               $ 2,977,313   $1,786,945
       Telecommunications expense                     900,192      871,761
       Income tax payable                                  --      103,367
       Interest                                        24,500      325,646
       Other                                        1,129,013      621,017
                                                  -----------   ----------
                                                  $ 5,031,018   $3,708,736
                                                  ===========   ==========

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements as measured by enacted tax laws.

Supplemental Cash Flow Information

For the years ended December 31, 1999, 1998 and 1997, the Company paid interest of $1,562,798, $736,473, and $440,660, respectively. Capital lease obligations of $947,208, were incurred on equipment leases entered into in 1997. For the years ended December 31, 1999, 1998 and 1997, the Company paid income taxes of $3,529,584, $1,968,387 and $919,637, respectively.

Major Customers and Concentration of Credit Risk

In 1999, 1998 and 1997, two customers accounted for approximately 17%, 22% and 31% of net revenues, respectively. In 1999, 1998 and 1997, net revenues from customers within the insurance industry accounted for 35%, 34% and 42% of total net revenues, respectively, and customers within the financial services industry accounted for 30%, 33% and 24% of total net revenues, respectively. The loss of the Company's major customers or a downturn in the insurance or financial services industries could have a material adverse effect on the Company's business.

Concentration of credit risk is limited to trade receivables and is subject to the financial conditions of certain major customers. The Company does not require collateral from its customers.


Earnings Per Share

The Company has presented earnings per share pursuant to SFAS No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

Basic earnings per share ("Basic EPS") is computed by dividing the net income for each year by the weighted average number of shares of Common stock outstanding for each year. Diluted earnings per share ("Diluted EPS") is computed by dividing net income for each year by the weighted average number of shares of Common stock and the dilutive effect of Common stock equivalents during each year. For the years ended December 31, 1999, 1998 and 1997, the dilutive effect of Common stock equivalents used in computing Diluted EPS was 512,299, 453,221 and 502,107, respectively. For the years ended December 31, 1999, 1998 and 1997, options to purchase 68,500, 782,429 and 618,418 shares of
Common stock were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive.

Comprehensive Income (Loss)

The Company follows SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.


3. DEBT:

                                                             December 31,
                                                       ------------------------
                                                           1999         1998
                                                       -----------  -----------
     Term loan, interest at 7%, principal payments of
       $333,333 per month through June 2003            $14,000,000  $18,000,000

     Less - Current portion                             (4,000,000)  (4,000,000)
                                                       -----------  -----------
                                                       $10,000,000  $14,000,000
                                                       ===========  ===========

Future maturities of long-term debt are as follows at December 31, 1999:


                  2000                              $  4,000,000
                  2001                                 4,000,000
                  2002                                 4,000,000
                  2003                                 2,000,000
                                                    ------------
                                                    $ 14,000,000
                                                    ============

In April 1998, the Company entered into an agreement with two banks under which the Company obtained a line of credit for an aggregate of $45.0 million (the "Line of Credit"). Upon execution of the agreement, all principal amounts outstanding under prior agreements, plus accrued interest and fees incurred in connection with the new agreement, were rolled into the Line of Credit. This agreement was amended in December 1998 to allow for an annual calendar year term out. Borrowings may be used for acquisitions, working capital, capital expenditures, and other corporate purposes. The Line of Credit can be drawn upon through April 2001, at which time all amounts outstanding are repayable, unless the Company has elected to term out eligible borrowings as described below. Interest on borrowings is calculated at a variable rate and payable quarterly.

Under the terms of the amended agreement, the Company has the option, once each year, to convert amounts borrowed for capital expenditures to term loans. Amounts converted to term loans are repayable monthly in fifty-four equal principal payments plus interest. Interest on the term loans is variable at a base rate, as defined, minus .5%. The Company may elect to convert such variable rate to a fixed rate, as defined, plus 1.50%. In December 1998, the Company elected to convert borrowings under the Line of Credit into a term loan. The term loan is repayable in 54 monthly installments of $333,333 plus interest at a fixed rate of 7%, commencing January 1999. Repayments of termed out amounts permanently reduce the amount available to borrow under the Line of Credit.

The Company must pay a commitment fee of .25% on the average daily balance of any unused amount of the Line of Credit, payable quarterly. The amount of the unused Line of Credit at December 31, 1999 totaled $27,000,000. The Company incurred interest expense of $0 and $650,908 under the Line of Credit for the years ended December 31, 1999 and December 31, 1998, respectively. The weighted average interest on borrowings under the Line of Credit for the year ended December 31, 1998 was 7.4%.

Borrowings under the Line of Credit are secured by substantially all of the Company's assets. The Company is required to maintain certain financial ratios and a specified level of net worth, as defined, and payments of dividends and repurchases of stock are limited.

4. CAPITALIZED LEASE OBLIGATIONS:

The Company leases certain equipment under capital leases. Future minimum lease payments as of December 31, 1999, are as follows:


               2000                                              $    599,824
               2001                                                   308,107
                                                                 ------------
               Total minimum lease payments                           907,931
               Less- Amount representing interest                     (75,000)
                                                                 ------------
               Present value of minimum lease payments                832,931
               Less- Current portion                                 (524,642)
                                                                 ------------
                                                                 $    308,289
                                                                 ============



5. INCOME TAXES:

The components of the income (loss) before income taxes are as follows:


                                              Year Ended December 31,
                                     ----------------------------------------
                                         1999           1998          1997
                                     -----------   ------------  ------------
      Domestic                       $ 7,519,791   $  4,038,383  $  3,192,559
      Foreign                            258,676        (62,246)    1,187,451
                                     -----------   ------------- ------------
                                     $ 7,778,467   $  3,976,137  $  4,380,010
                                     ===========   ============  ============


The components of the provision (benefit) for income taxes are as follows:

                                          Year Ended December 31,
                        -------------------------------------------------------
                              1999                1998                1997
                        --------------      --------------      ---------------
      Current:
        Federal         $    2,680,365      $    1,271,126      $    1,339,098
        State                       --               9,746              10,540
        Foreign                417,680             124,580             462,831
                        --------------      --------------      --------------
                             3,098,045           1,405,452           1,812,469
                        --------------      --------------      --------------
      Deferred:
        Federal                123,445             121,725             (90,898)
        State                  (38,548)             22,132             (13,367)
        Foreign               (149,480)                 --                  --
                        --------------      --------------      --------------
                               (64,583)            143,857            (104,265)
                        --------------      --------------      --------------
                        $    3,033,462      $    1,549,309      $    1,708,204
                        ==============      ==============      ==============

The approximate income tax effect of each type of temporary difference is as follows:


                                                            December 31,
                                                -------------------------------
                                                      1999             1998
                                                --------------   --------------
           Gross deferred tax assets:
           Nonrecurring compensation expense $ 3,526,358 $ 4,006,203 Accruals and reserves not currently
             deductiible for tax                       556,456          301,059
           Deferred compensation                            --           83,791
           Other                                       192,034               --
                                                --------------   --------------
                                                $    4,274,848   $    4,391,053
                                                ==============   ==============

           Gross deferred tax liabilities:
           Cash basis of accounting             $           --   $     (287,364)
           Depreciation methods                       (755,433)        (619,265)
           Other                                      (104,814)        (134,406)
                                                --------------   --------------
                                                $     (860,247)   $  (1,041,035)
                                                ==============   ==============

The Company has recorded no valuation reserve for deferred tax assets as of December 31, 1999. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

In June 1996, the Company recorded a nonrecurring compensation charge of $12.7 million relating to the extension of stock options. In connection with the compensation charge, the Company recorded a deferred tax benefit of $4.7 million based on the then excess of the Company's stock price ($16 per share) over the exercise price of the extended options. To the extent the stock price is below $16 per share when the options are exercised, the actual tax deduction the Company will receive will be less than the carrying amount of the deferred tax asset. Based on the Company's stock price at December 31, 1999 of $12.25 per share, an impairment of $717,000 would have occurred had all of the extended options been exercised. To the extent non-extended options are exercised that result in a tax deduction the potential impairment of the deferred tax asset would be reduced.

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                       Year Ended December 31,
                                                      -------------------------
                                                        1999     1998      1997
                                                        ----     ----      ----

  Federal statutory tax rate                            34.0%    34.0%     34.0%
  State income taxes, net of federal tax benefit          .2      1.3       4.0
  Other                                                  4.8      3.7       1.0
                                                      --------------------------

                                                        39.0%    39.0%     39.0%
                                                      =======  =======   =======

6. PROFIT SHARING PLAN:

The Company maintains a trusteed profit sharing plan (Section 401(k)) for all qualified employees, as defined. The Company matches 50% of employee contributions, up to a maximum of 6% of the employee's compensation; however, it may also make additional contributions to the Plan based upon profit levels and other factors. No such additional contributions were made in 1999, 1998 or 1997. Employees are fully vested in their contributions, while full vesting for the Company's contributions occurs upon death, disability, retirement or completion of five years of service. In 1999, 1998 and 1997, the Company's contributions were $446,050, $323,060 and $296,529, respectively. The Plan's trustees are the management of the Company.

In 1999, the Company adopted a Non-Qualified Deferred Compensation Plan for certain employees, with deferrals to commence in April 2000. This plan will allow these employees to defer a portion of their compensation on a pre-tax basis. Currently, there is no employer match on any amounts deferred. Employees are fully vested in their deferred amounts, but withdrawals are not permitted until the plan is terminated, the employee attains age 65, or the employee terminates, becomes disabled, or dies. Other withdrawals are permitted for unforeseeable emergencies only.


7. EQUITY PLANS:

Stock Option Plans

The Company's 1996 Equity Compensation Plan authorizes up to 1,120,000 shares of Common Stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, stock appreciation rights and other awards based on the Company's Common Stock. The options to be granted and the option prices are established by the Board of Directors or a committee composed of two or more of its members. Incentive stock options are granted at prices not less than fair market value. Options are exercisable for periods not to exceed ten years, as determined by the Board of Directors or its committee. As of December 31, 1999, 449,625 shares of Common Stock were available for grant under the plan.

The Company's 1996 Non-Employee Director Plan authorizes up to 30,000 shares of Common Stock for issuances of nonqualified stock options to non-employee directors. As of December 31, 1999, 22,000 shares of Common Stock are available for grant under this plan.

As of December 31, 1999, there were options to purchase 574,675 shares of Common Stock outstanding in connection with the Company's 1987 Stock Option Plan. No future grants will be made under this plan.

Equity Incentive Plan

In December 1995, the Company adopted an Equity Incentive Plan that provided for the issuance of up to 270,000 Equity Incentive Units ("Units"). In December 1995, the Company awarded 159,300 Units with a purchase price of $1.02 per Unit. Each Unit allows the holder the right to purchase one share of Common Stock at a specified price. Units are exercisable for a period not to exceed ten years from the date of grant. As of December 31, 1999, there were 85,500 Units outstanding. No more Units will be granted under the Equity Incentive Plan.

Information with respect to the options granted under the stock option plans and Units is as follows:


                                                                   Weighted
                                                    Exercise    Average Exercise
                                     Shares          Price           Price
                                    ----------  --------------  ----------------
    Outstanding, December 31, 1996  1,010,877      .04 - 16.25         .81
           Granted                    148,500     4.13 - 16.00        6.48
           Exercised                   (4,000)        1.02            1.02
           Canceled                   (38,852)    1.02 -  1.57        1.09
                                    ---------   --------------  ----------
    Outstanding, December 31, 1997  1,120,525      .04 - 16.25        1.55
           Granted                    235,200     4.75 -  4.88        4.87
           Exercised                 (100,175)     .04 -  1.57         .77
           Canceled                   (19,900)    1.57 -  4.88        3.08
                                    ---------   --------------  ----------

   Outstanding, December 31, 1998   1,235,650      .04 - 16.25        2.22
           Granted                    300,800     3.40 - 11.00        3.91
           Exercised                 (167,550)     .04 -  4.75         .45
           Canceled                   (40,475)    1.02 - 16.00        6.30
                                    ---------   --------------  ----------

    Outstanding, December 31, 1999  1,328,425  $   .04 - 16.25        2.71
                                    =========  ===============  ==========


The following table summarizes information about stock options and units outstanding at December 31, 1999:


                            Options Outstanding                        Options Exercisable
                            -------------------                        -------------------
                         Weighted     Weighted
                          Average     Average
       Range of           Number     Remaining      Exercise         Number      Weighted Average
    Exercise Price     Outstanding     Life          Price        Exercisable    Exercise Price
    --------------     -----------   ---------    ----------    -------------    ----------------
  $ .04 to  $ 1.63         660,175      4         $      .27         657,475        $     .26
  $1.64 to  $ 4.88         508,250      9               4.10         169,825             4.42
  $4.89 to  $ 8.13         106,500      8               5.35          41,850             5.18
  $9.75 to  $16.25          53,500      7              14.36          34,900            14.70
                       -----------   ---------    ----------    ------------   --------------
  $ .04 to  $16.25       1,328,425      6         $     2.71         904,050        $    1.83
                       ===========   =========    ==========    ============   ==============


Company Option Plans

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plans. The disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation," was adopted by the Company in 1996. Had compensation cost for the Company's stock-based compensation plans been determined under SFAS No. 123, the Company's net income would have been decreased to the pro forma amounts indicated below. Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma compensation charge may not be representative of that to be expected in future years.

                                            Year Ended December 31,
                               -----------------------------------------------
                                    1999             1998              1997
                               ------------     ------------      ------------
  Net income, as reported      $  4,745,005     $  2,426,828      $  2,671,806
  Pro forma net income         $  4,131,810     $  2,175,662      $  2,497,235

  Diluted EPS, as reported     $        .39     $        .20      $        .22
  Pro forma Diluted EPS        $        .34     $        .18      $        .21

The weighted average fair value of the options granted in 1999, 1998 and 1997 is estimated at $2.05, $2.12 and $3.64 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield, volatility of 85%, weighted average risk-free interest rate of 5% in 1999, 5% in 1998 and 6% in 1997, and an expected life of 2 years in 1999 and 1998 and 7 years in 1997.

8. COMMITMENTS AND CONTINGENCIES:
   ------------------------------

The Company leases office facilities and certain equipment under operating leases. Rent expense was $9,716,388, $7,087,136 and $4,951,149 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum rentals for all operating leases are as follows:

                         2000                            $9,633,524
                         2001                             8,275,244
                         2002                             6,932,559
                         2003                             5,490,704
                         2004                             3,272,424
                         2005 and thereafter              3,992,859

The Company enters into agreements with its telephone long-distance carriers ranging from one to three years, which provide for, among other things, annual minimum purchases and termination penalties.

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

In October 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's Offering in June 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrong doing and are vigorously defending the suit. In February 1998, the defendants filed a motion to dismiss the complaint. In May 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. In June 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's Offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. In November 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. In February 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. Since that time the defendants filed a motion for summary judgement seeking to have the case dismissed on the grounds that there is no material issue of fact. Plaintiffs filed a response in opposition to defendant's motion and discovery was conducted by the parties. The court has not ruled as yet on defendants' motion.

In July 1996, Main Street Marketing of America Incorporated ("Main Street Marketing") brought a demand for arbitration against the Company claiming damages as a result of the Company's alleged breach of a service agreement under which the Company agreed to provide Main Street Marketing with various data entry and data processing services relating to Main Street Marketing's magazine subscription program. Main Street Marketing alleges that the Company committed various breaches of the service agreement and has demanded an award in excess of $15 million. The Company has responded to this demand for arbitration by denying liability and counterclaiming in an amount in excess of $125,000. Discovery has progressed in this matter, but has not yet been completed. It is not possible at this stage of the proceeding to evaluate the probable outcome of this litigation.

The Company has renewable employment agreements with nine key executives with terms ranging from one to three years. The agreements provide for, among other things, severance payments ranging from six months to three years.

9. OPERATING AND GEOGRAPHIC INFORMATION:
   -------------------------------------

Under the disclosure requirements of SFAS No. 131, the Company classifies its operations into three business segments: Domestic TeleServices, International Services, and Customer Management Services. Previously, the Company reported disclosure for four operating segments. The Company reassessed its operating segments and determined that three operating segments more appropriately reflect the Company's business operations. Specifically, the Company has combined the previously reported Marketing Services and Management Services segments of its business into a single segment called Customer Management Services. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies (see Note 2). Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic TeleServices segment provides inbound and outbound telemarketing services. The International Services segment provides international multilingual inbound and outbound telemarketing services, customer management services, marketing, research and other value-added services and includes business conducted by Spantel for the US Hispanic market. The Customer Management Services segment provides marketing, research, consulting teleservices, and ongoing customer care management in behalf of customers operating on the Company's target industries.


                                             For the Year Ended December 31,
                                     ------------------------------------------
                                          1999           1998            1997
                                     -------------   ------------   -----------
                                                       (In thousands)
Revenues:
  Domestic TeleServices              $      83,896   $     79,030   $  58,480
  International Services                    24,008         13,373      12,867
  Customer Management Services              45,145         28,579      20,306
                                     -------------   ------------   ---------
                                     $     153,049   $    120,982   $  91,653
                                     =============   ============   =========

Operating income (loss):
  Domestic TeleServices              $       3,958   $      5,791   $   4,306
  International Services                       (99)        (1,263)        161
  Customer Management Services               4,720           (146)       (485)
                                     -------------   ------------   ---------
                                     $       8,579   $      4,382   $   3,982
                                     =============   ============   =========

Total Assets:
  Domestic TeleServices              $      41,408   $     41,786   $  37,662
  International Services                    15,777         13,356       9,777
  Customer Management Services              15,853         15,996      10,288
  Corporate                                  5,035          4,738       3,851
                                     -------------   ------------   ---------
                                     $      78,073   $     75,876   $  61,578
                                     =============   ============   =========

Depreciation and Amortization:
  Domestic TeleServices              $       3,242   $      2,583   $   2,177
  International Services                     1,793          1,005         563
  Customer Management Services               1,602          1,110         352
  Corporate                                  1,367            969         768
                                     -------------   ------------   ---------
                                     $       8,004   $      5,667   $   3,860
                                     =============   ============   =========

Capital Expenditures:
  Domestic TeleServices              $       1,625   $      4,496   $   4,106
  International Services                     5,036          4,046       3,276
  Customer Management Services               1,444          4,327       1,007
  Corporate                                    542          1,886       2,197
                                     -------------   ------------   ---------
                                     $       8,647   $     14,755   $  10,586
                                     =============   ============   =========

The following table represents information about the Company by geographic area:


                                For the Year Ended December 31,
                           ----------------------------------------
                              1999           1998            1997
                           ----------     ----------      ---------
                                       (In thousands)
Revenues:
  United States            $  134,018     $  111,067      $  81,248
  Canada                        9,155          4,676          5,902
  Europe                        8,391          5,239          4,503
  Australia                     1,485             --             --
                           ----------     ----------      ---------
                           $  153,049     $  120,982      $  91,653
                           ==========     ==========      =========

Operating income (loss):
  United States            $    9,395     $    5,655      $   3,513
  Canada                        1,186          1,463          1,151
  Europe                       (1,650)        (2,736)          (682)
  Australia                      (352)           --              --
                           ----------     ----------      ---------
                           $    8,579     $    4,382      $   3,982
                           ==========     ==========      =========

Identifiable assets:
  United States            $   62,496     $   68,107      $  55,107
  Canada                        6,388          3,078          1,955
  Europe                        8,516          4,691          4,516
  Australia                       673             --             --
                           ----------     ----------      ---------
                           $   78,073     $   75,876      $  61,578
                           ==========     ==========      =========

                        ICT GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS




                                     Balance,
                                   Beginning of    Charged to                     Balance,
         Description                   Year         Expense      Deductions    End of Year
--------------------------------   ------------   -----------    ----------    -----------
Allowance for doubtful accounts:
         1999                      $    514,897    $1,145,177    $ (855,486)   $   804,588
         1998                           345,897       456,697      (287,697)       514,897
         1997                           354,524       315,539      (324,166)       345,897