Form 10-Q
period 2000-03-31
ICT GROUP INC
filed 2000-05-15
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ___________________ to ___________________.

Commission File Number:            0-20807
                                   -------

                                 ICT GROUP, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                23-2458937
-------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

  800 Town Center Drive, Langhorne PA                   19047
---------------------------------------       ----------------------------
(Address of principal executive offices)             (Zip Code)

                                  215-757-0200
               --------------------------------------------------
               Registrant's telephone number, includingarea code.


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

         Common Shares, $0.01 par value, 11,821,025 shares outstanding as of May 5, 2000.

                                 ICT GROUP, INC.

                                      INDEX

PART 1                                 FINANCIAL INFORMATION                                         PAGE
         Item 1            CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                           Consolidated Balance Sheets -
                             March 31, 2000 and December 31, 1999                                       3

                           Consolidated Statements of Operations -
                             Three months ended March 31, 2000 and 1999                                 5

                           Consolidated Statements of Cash Flows -
                             Three months ended March 31, 2000 and 1999                                 6

                           Notes to Consolidated Financial Statements                                   7


         Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             10


PART II                                 OTHER INFORMATION


         Item 1            LEGAL PROCEEDINGS                                                           14

         Item 6            EXHIBITS AND REPORTS ON FORM 8-K                                            14


SIGNATURES                                                                                             15

                                       2

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                          March 31,       December 31,
                                                            2000             1999
                                                          ---------       ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $7,727           $12,239
  Accounts receivable, net                                  35,371            28,796
  Prepaid expenses and other                                 2,581             2,600
  Deferred income taxes                                        556               556
                                                           -------           -------
             Total current assets                           46,235            44,191
                                                           -------           -------

PROPERTY AND EQUIPMENT, net
  Communications and computer equipment                     49,120            41,970
  Furniture and fixtures                                     9,950             9,557
  Leasehold improvements                                     4,769             4,678
                                                           -------           -------
                                                            63,839            56,205
  Less:  Accumulated depreciation and amortization         (28,872)          (26,784)
                                                           -------           -------
                                                            34,967            29,421
                                                           -------           -------

DEFERRED INCOME TAXES                                        2,858             2,858

OTHER ASSETS                                                 1,608             1,603
                                                           -------           -------
                                                           $85,668           $78,073
                                                           =======           =======


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                     March 31,            December 31,
                                                                       2000                   1999
                                                                     ---------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                    $8,000                $4,000
  Current portion of capitalized lease obligations                        459                   525
  Accounts payable                                                      7,751                 7,869
  Accrued expenses                                                      5,857                 5,031
                                                                      -------               -------
             Total current liabilities                                 22,067                17,425
                                                                      -------               -------

LONG-TERM DEBT                                                         12,000                10,000
                                                                      -------               -------

CAPITALIZED LEASE OBLIGATIONS                                             209                   308
                                                                      -------               -------

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                           --                    --
  Common Stock, $0.01 par value, 40,000 shares authorized,
     11,820 and 11,810 shares issued and outstanding                      118                   118
  Additional paid-in capital                                           49,403                49,403
  Retained earnings                                                     2,766                 1,554
  Accumulated other comprehensive loss                                   (895)                 (735)
                                                                      -------               -------
             Total shareholders' equity                                51,392                50,340
                                                                      -------               -------
                                                                      $85,668               $78,073
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

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                   -------------------------
                                                                     2000             1999
                                                                   -------           -------
NET REVENUES                                                       $41,285           $36,951

OPERATING EXPENSES:
  Cost of services                                                  23,450            20,388
  Selling, general and administrative                               15,681            14,653
                                                                   -------           -------
                                                                    39,131            35,041
                                                                   -------           -------
                Operating income                                     2,154             1,910

INTEREST EXPENSE, NET                                                  167               248
                                                                   -------           -------
                Income before income taxes                           1,987             1,662

INCOME TAXES                                                           775               648
                                                                   -------           -------
NET INCOME                                                          $1,212            $1,014
                                                                   =======           =======
EARNINGS PER SHARE:
   Basic earnings per share                                          $0.10             $0.09
                                                                   =======           =======
   Diluted earnings per share                                        $0.10             $0.08
                                                                   =======           =======

   Shares used in computing basic earnings per share                11,814            11,643
                                                                   =======           =======
   Shares used in computing diluted earnings per share              12,406            12,043
                                                                   =======           =======

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           --------------------------
                                                                            2000                1999
                                                                           ------              ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $1,212              $1,014
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                         2,116               1,582
      (Increase) decrease in:
        Accounts receivable                                                (6,575)             (3,339)
        Prepaid expenses and other                                             19                (291)
        Other assets                                                          (33)               (120)
      Increase (decrease) in:
        Accounts payable                                                     (118)              2,646
        Accrued expenses                                                      826               2,293
                                                                          -------            --------
                Net cash (used in) provided by operating activities        (2,553)              3,785
                                                                          -------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                      (7,634)             (3,378)
                                                                          -------            --------
                Net cash used in investing activities                      (7,634)             (3,378)
                                                                          -------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                              7,000                   -
  Payments on long-term debt                                               (1,000)             (1,000)
  Payments on capitalized lease obligations                                  (165)               (173)
                                                                          -------            --------
                Net cash provided by (used in) financing activities         5,835              (1,173)
                                                                          -------            --------

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
        AND CASH EQUIVALENTS                                                 (160)                (50)
                                                                          -------            --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (4,512)               (816)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             12,239              14,255
                                                                          -------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $7,727             $13,439
                                                                          =======            ========

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 1999.


Note 2:  EARNINGS PER SHARE

The Company has presented earnings per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share ("Basic EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock and Common stock equivalents outstanding for each period. For the three months ended March 31, 2000 and 1999, Common stock equivalents outstanding used in computing Diluted EPS were 592,000 and 400,000, respectively. For the three months ended March 31, 2000 and 1999, options to purchase 243,000 and 571,000 shares of Common stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive.


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

                                                      Three Months Ended
                                                           March 31,
                                                ---------------------------
                                                   2000             1999
                                                ----------       ----------
   Net Income                                   $1,212,000       $1,014,000
   Foreign currency translation adjustments        (98,000)         (31,000)
                                                ----------       ----------
   Comprehensive income                         $1,114,000       $  983,000
                                                ==========       ==========

Note 4:  OPERATING AND GEOGRAPHIC INFORMATION

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

                                            Three Months Ended
                                                  March 31,
                                     ------------------------------------
                                         2000                    1999
                                     -----------              -----------
Net Revenues:
  Domestic TeleServices              $    18,054              $    23,272
  International Services                   9,305                    5,584
  Customer Management Services            13,926                    8,095
                                     -----------              -----------
                                     $    41,285              $    36,951
                                     ===========              ===========
Operating Income (loss):
  Domestic TeleServices              $       486              $     1,795
  International Services                      14                      (31)
  Customer Management Services             1,654                      146
                                     -----------              -----------
                                     $     2,154              $     1,910
                                     ===========              ===========
Total Assets:
  Domestic TeleServices              $    45,462              $    44,397
  International Services                  17,652                   14,189
  Customer Management Services            17,405                   16,994
  Corporate                                5,149                    5,040
                                     -----------              -----------
                                     $    85,668              $    80,620
                                     ===========              ===========
Depreciation and Amortization:
  Domestic TeleServices              $       669              $       778
  International Services                     578                      260
  Customer Management Services               525                      367
  Corporate                                  344                      177
                                     -----------              -----------
                                     $     2,116              $     1,582
                                     ===========              ===========
Capital Expenditures:
  Domestic TeleServices              $     2,501              $     1,288
  International Services                     209                      616
  Customer Management Services             4,298                    1,000
  Corporate                                  625                      474
                                     -----------              -----------
                                     $     7,634              $     3,378
                                     ===========              ===========

The following table represents information about the Company by geographic area:


                                            Three Months Ended
                                                  March 31,
                                     ------------------------------------
                                         2000                    1999
                                     -----------              -----------
Revenues:
  United States                      $    33,704              $    32,585
  Canada                                   4,582                    2,133
  Europe                                   2,411                    2,177
  Australia                                  588                       56
                                     -----------              -----------
                                     $    41,285              $    36,951
                                     ===========              ===========

Operating income (loss):
  United States                      $     2,451              $     2,199
  Canada                                      22                       37
  Europe                                    (234)                    (254)
  Australia                                  (85)                     (72)
                                     -----------              -----------
                                     $     2,154              $     1,910
                                     ===========              ===========

Identifiable assets:
  United States                      $    68,016              $    70,234
  Canada                                   7,584                    4,698
  Europe                                   9,250                    5,510
  Australia                                  818                      178
                                     -----------              -----------
                                     $    85,668              $    80,620
                                     ===========              ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
GENERAL


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

         The Company's customer management services experience, Internet and CRM technology capabilities and expertise in select target industries enables it to provide its clients with high quality cost-effective customer management services. While these solutions are available on an outsourced basis, using ICT's customer contact centers, the Company intends to also offer these services through a hosted arrangement, using the client's facility, or co-sourced arrangement, using both the client's facility and ICT's technologically compatible customer contact centers.

         With the growth of the Internet as a means of transacting business and the poor customer service experienced by many on-line buyers, ICT believes significant opportunities exist to expand its business. The Company's growth strategy includes the following key elements:


         [ ]   Pursue e-Commerce Opportunities
         [ ]   Expand Value-Added Services
         [ ]   Develop Strategic Alliances and Acquisitions
         [ ]   Increase International Presence
         [ ]   Focus on Industry Specialization
         [ ]   Maintain Technology Investment
         [ ]   Continue Commitment to Quality Service

In February 2000, ICT announced the formation of iCT ConnectedTouch.com, LLC a new wholly owned subsidiary formed to provide highly focused innovative E-solutions designed to maximize the value of customer relationships for business-to-business and business-to-consumer e-business sales and service operations. iCT ConnectedTouch.comsm is focused on supporting 1) dot.com companies and bricks-and-mortar e-commerce companies, 2) Internet support service companies including Internet Service Providers (ISPs) and Application Service Providers (ASPs), as well as 3) traditional clients that have added an Internet channel for sales and service.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999:

         Net Revenues. Net revenues increased 12% to $41.3 million for the three months ended March 31, 2000 from $37.0 million for the three months ended March 31, 1999. Revenues from the Domestic TeleServices segment decreased 22% to $18.1 million from $23.3 million in the three months ending March 31, 1999 and accounted for 44% of Company revenues versus 63% for the same period in the prior year. This was primarily the result of a slowdown in telesales campaigns which utilize credit card files as privacy concerns continued to restrain marketing activities. The decline in revenues from the Domestic TeleServices segment was more than offset by strong growth in the International Services and Customer Management Services segments. International Services revenues grew 67% to $9.3 million from $5.6 million in the three months ending March 31, 1999 and accounted for 22% of Company revenues versus 15% for the same period in the prior year. About half of this growth was from new clients with the balance from existing customers. Customer Management Services revenues grew 72% to $13.9 million from $8.1 million in the three months ending March 31, 1999 and accounted for 34% of Company revenues versus 22% for the same period in the prior year. Approximately $4.0 million of the increase came from existing customers with the balance coming from new customers. ICT Group's newly established subsidiary, ICT Connected Touch.com(sm) accounted for a rapidly growing portion of the Company's revenues. Net revenues from infrastructure support services provided by ICT Group operating divisions to dot.com companies, ISPs, ASPs and traditional clients that have added an Internet channel for sales and service totaled $2.1 million, or 5% of total Company net revenues during the first quarter of 2000.


         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 15% to $23.5 million for the three months ended March 31, 2000 from $20.4 million in the three months ended March 31, 1999. This increase is primarily the result of increased direct labor required to support the increased revenue volume. As a percentage of revenues, cost of services increased to 57% in the first quarter of 2000 from 55% in the same quarter of 1999 as an increase in labor cost per production hour offset savings in telecommunication costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 7% to $15.7 million for the three months ended March 31, 2000 from $14.7 million for the three months ended March 31, 1999 due to increased numbers of contact centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses declined to 38% in the first quarter of 2000 from 40% in the same quarter of 1999. The Company was able to leverage the existing infrastructure to support volume growth.

         Interest Expense, net. Net interest expense of $167,000 versus $248,000 in the first quarter of 2000 and 1999, respectively, reflects the interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion offset by investment income. The decrease in net interest expense is primarily the result of decreased average outstanding balances on term borrowings in 2000 as compared to 1999.

         Provision for Income Taxes. Provision for income taxes increased $127,000 to $775,000 for the first quarter of 2000 from $648,000 in the first quarter of 1999. For both 2000 and 1999, the provision for income taxes was approximately 39% of income before taxes.


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

         The Company's business tends to be strongest in the second and fourth quarters due to the high level of client sales activity in the spring and prior to the holiday season. In the first quarter, Domestic TeleServices business generally levels off or slows from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. In the first quarter of 2000, strong growth in International Services and Customer Management Services business offset the Domestic Teleservices revenue decline. The Company typically expands it's operations in the first quarter to support anticipated business growth beginning in the second quarter. As a result, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenues which results in decreased profitability for the first quarter versus the previous fourth quarter. In the first quarter of 2000, revenues of $41.3 million exceeded revenues of $38.8 million in the fourth quarter of 1999 by 6% but operating income of $2.2 million was less than the $2.4 million of operating income in the fourth quarter of 1999 as growth in selling, general and administrative expenses to support anticipated growth in the second quarter more than offset the margin generated on the increased revenue. Also, demand for the Company's services typically slows or decreases in the third quarter as the volume of business decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter in anticipation of higher demand for its services during the fourth quarter.


Liquidity and Capital Resources

         Cash used in operating activities was $2.6 million for the three months ended March 31, 2000 versus $3.8 million of cash provided by operating activities for the three months ended March 31, 1999. The approximate $6.4 million decrease resulted primarily from a temporary increase in accounts receivable as billing procedures with a major customer were revised that resulted in billing delays. These delays have been resolved and the Company expects that accounts receivable will be at normal levels by the end of the second quarter.

         Cash used in investing activities was $7.6 million for the three months ended March 31, 2000 compared to $3.4 million for the first quarter of 1999. The increase over the prior year is attributable to a significant investment in software licenses for iCT ConnectedTouch.com and the decision not to utilize operating leases as a means to finance capital additions. Approximately $2.0 million of capital additions in the first quarter of 1999 were financed by operating leases. Also, the Company added 158 workstations in the first quarter of 2000, and operates 4,326 workstations at March 31, 2000. In the first quarter of 1999 the Company added 126 workstations, and operated 3,542 workstations at March 31, 1999.

         Cash provided by financing activities was $5.8 million for the three months ended March 31, 2000 versus cash used in financing activities of $1.2 million for the comparable 1999 period. In 2000, the Company repaid $1.0 million on its term debt and borrowed $7.0 million under its equipment line to fund capital expenditures and to meet working capital requirements.

         The Company's operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. The capitalized lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at March 31, 2000 were $668,000. At March 31, 2000, term debt obligations were $13.0 million and borrowings under the line of credit were $7.0 million.

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

         As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering effective June 14, 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. On May 19, 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. On June 22, 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. On November 3, 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. On February 2, 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. Since that time the defendants filed a motion for summary judgement seeking to have the case dismissed on the grounds that there is no material issue of fact. Plaintiffs filed a response in opposition to defendant's motion and discovery was conducted by the parties. Plaintiffs also filed a motion seeking to have the case certified as a class action, to which defendants have objected. The court has not ruled on defendants' motion for summary judgement or plaintiffs motion for class certification.

         On July 12, 1996, Main Street Marketing of America Incorporated (" Main Street Marketing") brought a demand for arbitration against the Company in the Commonwealth of Pennsylvania claiming damages as a result of the Company's alleged breach of a service agreement under which the Company agreed to provide Main Street Marketing with various data entry and data processing services relating to Main Street Marketing's magazine subscription program. Main Street Marketing alleges that the Company committed various breaches of the service agreement and has demanded an award in excess of $15 million. The Company has responded to this demand for arbitration by denying liability and counterclaiming in an amount in excess of $125,000. Discovery has progressed in this matter, but has not yet been completed. It is not possible at this stage of the proceeding to evaluate the probable outcome of this litigation.


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

             27  Financial Data Schedule


         (b) The registrant was not required to file any reports on Form 8-K for the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        ICT GROUP, INC.



Date:    May 12, 2000                   By: /s/ John J. Brennan
                                            -------------------
                                        John J. Brennan
                                        Chairman, President and
                                        Chief Executive Officer

Date:    May 12, 2000                   By: /s/ Vincent A. Paccapaniccia
                                            ----------------------------
                                        Vincent A. Paccapaniccia
                                        Senior Vice President,
                                        Finance and Administration,
                                        Chief Financial Officer and Assistant
                                        Secretary