Form 10-Q
period 2000-06-30
ICT GROUP INC
filed 2000-08-11
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000 or

         [  ]     Transition report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For the transition period from ____________ to ______________.

         Commission File Number:            0-20807
                                            -------

                                 ICT GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                               23-2458937
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                         Identification No.)

   800 Town Center Drive, Langhorne PA                         19047
-----------------------------------------           ----------------------------
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

         Common Shares, $0.01 par value, 11,925,200 shares outstanding as of August 4, 2000.

                                 ICT GROUP, INC.

                                      INDEX


PART 1                     FINANCIAL INFORMATION PAGE


  Item 1        CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                Consolidated Balance Sheets -
                 June 30, 2000 and December 31, 1999                          3

                Consolidated Statements of Operations -
                  Three months and six months ended
                  June 30, 2000 and 1999                                      5

                Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2000 and 1999                     6

                Notes to Consolidated Financial Statements                    7


  Item 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10


PART II                      OTHER INFORMATION


  Item 1        LEGAL PROCEEDINGS                                            15

  Item 4        SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                             15

  Item 6        EXHIBITS AND REPORTS ON FORM 8-K                             16


SIGNATURES                                                                   17

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                  June 30,          December 31,
                                                                    2000                1999
                                                                  --------          ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $ 8,838              $12,239
  Accounts receivable, net                                         36,629               28,796
  Prepaid expenses and other                                        2,890                2,600
  Deferred income taxes                                               556                  556
                                                                  -------              -------
              Total current assets                                 48,913               44,191
                                                                  -------              -------
PROPERTY AND EQUIPMENT, net
  Communications and computer equipment                            55,272               41,970
  Furniture and fixtures                                           11,278                9,557
  Leasehold improvements                                            4,724                4,678
                                                                  -------              -------
                                                                   71,274               56,205
  Less:  Accumulated depreciation and amortization                (31,263)             (26,784)
                                                                  -------              -------
                                                                   40,011               29,421
                                                                  -------              -------
DEFERRED INCOME TAXES                                               2,858                2,858

OTHER ASSETS                                                        1,649                1,603
                                                                  -------              -------
                                                                  $93,431              $78,073
                                                                  =======              =======






        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                   June 30,           December 31,
                                                                     2000                 1999
                                                                   --------           ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                               $ 8,000               $ 4,000
  Current portion of capitalized lease obligations                    361                   525
  Accounts payable                                                 11,885                 7,869
  Accrued expenses                                                  6,641                 5,031
                                                                  -------               -------
              Total current liabilities                            26,887                17,425
                                                                  -------               -------

LONG-TERM DEBT                                                     13,500                10,000
                                                                  -------               -------
CAPITALIZED LEASE OBLIGATIONS                                         141                   308
                                                                  -------               -------

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                       --                    --
  Common Stock, $0.01 par value, 40,000 shares authorized,
     11,884 and 11,810 shares issued and outstanding                  119                   118
  Additional paid-in capital                                       49,586                49,403
  Retained earnings                                                 4,478                 1,554
  Accumulated other comprehensive loss                             (1,280)                 (735)
                                                                  -------               -------
              Total shareholders' equity                           52,903                50,340
                                                                  -------               -------
                                                                  $93,431               $78,073
                                                                  =======               =======

              The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended                   Six Months Ended
                                                                          June 30,                          June 30,
                                                                -------------------------           ------------------------
                                                                  2000             1999               2000            1999
                                                                -------           -------           -------          -------
NET REVENUES                                                    $48,126           $40,236           $89,411          $77,187
                                                                -------           -------           -------          -------
OPERATING EXPENSES:
 Cost of services                                                26,929            21,841            50,379           42,229
 Selling, general and administrative                             18,090            15,916            33,771           30,569
                                                                -------           -------           -------          -------
                                                                 45,019            37,757            84,150           72,798
                                                                -------           -------           -------          -------
                Operating income                                  3,107             2,479             5,261            4,389

INTEREST EXPENSE,  NET                                              300               227               467              475
                                                                -------           -------           -------          -------
                Income before income taxes                        2,807             2,252             4,794            3,914

INCOME TAXES                                                      1,095               878             1,870            1,526
                                                                -------           -------           -------          -------
NET INCOME                                                      $ 1,712           $ 1,374           $ 2,924          $ 2,388
                                                                =======           =======           =======          =======
EARNINGS PER SHARE:
 Basic earnings per share                                       $  0.14           $  0.12           $  0.25          $  0.21
                                                                =======           =======           =======          =======
 Diluted earnings per share                                     $  0.14           $  0.11           $  0.24          $  0.20
                                                                =======           =======           =======          =======
 Shares used in computing basic earnings per share               11,841            11,643            11,827           11,643
                                                                =======           =======           =======          =======
 Shares used in computing diluted earnings per share             12,361            12,151            12,387           12,124
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

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                 -------------------------
                                                                                   2000             1999
                                                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $ 2,924           $ 2,388
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                                4,529             3,891
      (Increase) in:
        Accounts receivable                                                       (7,833)             (785)
        Prepaid expenses and other                                                  (290)             (224)
        Other assets                                                                 (96)             (170)
      Increase in:
        Accounts payable                                                           4,016               253
        Accrued expenses                                                           1,610             2,169
                                                                                 -------           -------
                Net cash provided by operating activities                          4,860             7,522
                                                                                 -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (15,069)           (4,225)
                                                                                 -------           -------
                Net cash used in investing activities                            (15,069)           (4,225)
                                                                                 -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                     9,500                 -
  Payments on long-term debt                                                      (2,000)           (2,000)
  Payments on capitalized lease obligations                                         (331)             (334)
  Proceeds from exercise of stock options                                            184                 -
                                                                                 -------           -------
                Net cash provided by (used in) financing activities                7,353            (2,334)
                                                                                 -------           -------
EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
        AND CASH EQUIVALENTS                                                        (545)             (104)
                                                                                 -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (3,401)              859
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    12,239            14,255
                                                                                 -------           -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 8,838           $15,114
                                                                                 =======           =======

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 1999.


Note 2:  EARNINGS PER SHARE

The Company has presented earnings per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share ("Basic EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock and Common stock equivalents outstanding for each period. For the six months ended June 30, 2000 and 1999, Common stock equivalents outstanding used in computing Diluted EPS were 560,000 and 481,000 respectively. For the three months ended June 30, 2000 and 1999, Common stock equivalents outstanding used in computing Diluted EPS were 520,000 and 592,000, respectively. For the six months ended June 30, 2000 and 1999, options to purchase 353,000 and 243,000 shares of Common stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive. For the three months ended June 30, 2000 and 1999, options to purchase 365,000 and 407,000 shares of Common stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive.


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

                                                          Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                     ---------------------------        ----------------------------
                                                        2000             1999              2000              1999
                                                     ----------       ----------        ----------        ----------
         Net Income                                  $1,712,000       $1,374,000        $2,924,000        $2,388,000
         Foreign currency translation adjustments      (234,000)         (33,000)         (332,000)          (64,000)
                                                     ----------       ----------        ----------        ----------
         Comprehensive income                        $1,478,000       $1,341,000        $2,592,000        $2,324,000
                                                     ==========       ==========        ==========        ==========

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


                                                 Three Months Ended                Six Months Ended
                                                      June 30,                         June 30,
                                             ------------------------           ----------------------
                                               2000            1999               2000          1999
                                             --------        --------           --------      --------
Net Revenues:
  Domestic TeleServices                       $22,169        $23,260             $40,223      $46,532
  International Services                       11,482          5,144              20,787       10,728
  Customer Management Services                 14,475         11,832              28,401       19,927
                                              -------        -------             -------      -------
                                              $48,126        $40,236             $89,411      $77,187
                                              =======        =======             =======      =======
Operating Income (loss):
  Domestic TeleServices                       $   992        $ 1,437             $ 1,478      $ 3,232
  International Services                          941           (269)                955         (300)
  Customer Management Services                  1,174          1,311               2,828        1,457
                                              -------        -------             -------      -------
                                              $ 3,107        $ 2,479             $ 5,261      $ 4,389
                                              =======        =======             =======      =======
Total Assets:
  Domestic TeleServices                       $47,607        $43,106             $47,607      $43,106
  International Services                       22,206         13,776              22,206       13,776
  Customer Management Services                 18,226         16,500              18,226       16,500
  Corporate                                     5,392          4,892               5,392        4,892
                                              -------        -------             -------      -------
                                              $93,431        $78,275             $93,431      $78,275
                                              =======        =======             =======      =======
Depreciation and Amortization:
  Domestic TeleServices                       $   728        $   910             $ 1,397      $ 1,733
  International Services                          597            488               1,175          746
  Customer Management Services                    561            430               1,086          797
  Corporate                                       527            438                 871          615
                                              -------        -------             -------      -------
                                              $ 2,413        $ 2,266             $ 4,529      $ 3,891
                                              =======        =======             =======      =======
Capital Expenditures:
  Domestic TeleServices                       $ 3,437        $    78             $ 5,939      $ 1,366
  International Services                        1,705            665               1,914        1,281
  Customer Management Services                  1,433             73               5,731        1,073
  Corporate                                       860             31               1,485          505
                                              -------        -------             -------      -------
                                              $ 7,435        $   847             $15,069      $ 4,225
                                              =======        =======             =======      =======

         The following table represents information about the Company by geographic area:


                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,
                                            ------------------------------        ------------------------
                                                2000              1999                2000         1999
                                            -------------     ------------        -----------   ----------
Net Revenues:
  United States                                $38,487           $36,391            $72,191       $68,977
  Canada                                         5,999             1,848             10,581         3,980
  Europe                                         2,832             1,689              5,243         3,866
  Australia                                        808               308              1,396           364
                                               -------           -------            -------       -------
                                               $48,126           $40,236            $89,411       $77,187
                                               =======           =======            =======       =======
Operating Income (loss):
  United States                                $ 2,419           $ 3,055            $ 4,870       $ 5,254
  Canada                                         1,089               168              1,111           205
  Europe                                          (218)             (634)              (452)         (888)
  Australia                                       (183)             (110)              (268)         (182)
                                               -------           -------            -------       -------
                                               $ 3,107           $ 2,479            $ 5,261       $ 4,389
                                               =======           =======            =======       =======
Identifiable Assets:
  United States                                $70,787           $66,897            $70,787       $66,897
  Canada                                        10,808             5,105             10,808         5,105
  Europe                                        10,636             5,998             10,636         5,998
  Australia                                      1,200               275              1,200           275
                                               -------           -------            -------       -------
                                               $93,431           $78,275            $93,431       $78,275
                                               =======           =======            =======       =======



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000


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

         With the growth of the Internet as a means of transacting business and the poor customer service experienced by many on-line buyers, ICT believes significant opportunities exist to expand its business. The Company's growth strategy includes the following key elements:


         |_|      Pursue e-Commerce Opportunities
         |_|      Expand Value-Added Services
         |_|      Develop Strategic Alliances and Acquisitions
         |_|      Increase International Presence
         |_|      Focus on Industry Specialization
         |_|      Maintain Technology Investment
         |_|      Continue Commitment to Quality Service

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999:

         Net Revenues. Net revenues increased 20% to $48.1 million for the three months ended June 30, 2000 from $40.2 million for the three months ended June 30, 1999. Revenues from the Domestic TeleServices segment decreased 5% to $22.2 million from $23.3 million in the three months ending June 30, 1999 and accounted for 46% of company revenues versus 58% for the same period in the prior year. This was primarily the result of a slowdown in telesales campaigns which utilize credit card files as privacy concerns continued to restrain marketing activities. The decline in revenues from the Domestic TeleServices segment was more than offset by strong growth in the International Services and Customer Management Services segments. International Services revenues grew 123% to $11.5 million from $5.1 million in the three months ending June 30, 1999 and accounted for 24% of Company revenues versus 13% for the same period in the prior year. Approximately $4.6 million of this growth was from new clients with the balance from existing customers. Customer Management Services revenues grew 22% to $14.5 million from $11.8 million in the three months ending June 30, 1999 and accounted for 30% of Company revenues versus 29% for the same period in the prior year. Almost all of the increase came from new customers. Net revenues from support services provided by ICT Group operating divisions to dot.com companies, ISPs, ASPs, and traditional clients that have added an Internet channel for sales and service totaled $3.8 million, or 8% of total company net revenues during the first quarter of 2000. These revenues are included in the three business segments disclosed above.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 23% to $26.9 million for the three months ended June 30, 2000 from $21.8 million in the three months ended June 30, 1999. This increase is primarily the result of increased direct labor required to support the increased revenue volume. As a percentage of revenues, cost of services increased to 56% in the second quarter of 2000 from 54% in the same quarter of 1999 as an increase in labor cost per production hour offset savings in telecommunication costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 14% to $18.1 million for the three months ended June 30, 2000 from $15.9 million for the three months ended June 30, 1999 due to increased numbers of contact centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses declined to 38% in the second quarter of 2000 from 40% in the same quarter of 1999. The Company was able to leverage the existing infrastructure to support volume growth.

         Interest Expense, net. Net interest expense of $300,000 in the second quarter of 2000 versus $227,000 in the second quarter of 1999, reflects the interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion offset by investment income. The increase in net interest expense is primarily the result of increased average outstanding balances on line of credit borrowings to fund capital expenditures in 2000 as compared to 1999, and increased interest rates.

         Provision for Income Taxes. Provision for income taxes increased $217,000 to $1.1 million for the second quarter of 2000 from $878,000 in the second quarter of 1999. For both 2000 and 1999, the provision for income taxes was approximately 39% of income before taxes.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 and 1999:

         Net Revenues. Net revenues increased 16% to $89.4 million for the six months ended June 30, 2000 from $77.2 million for the six months ended June 30, 1999. Revenues from the Domestic TeleServices segment decreased 14% to $40.2 million from $46.5 million in the six months ending June 30, 1999 and accounted for 45% of company revenues versus 60% for the same period in the prior year. This was primarily the result of a slowdown in telesales campaigns which utilize credit card files as privacy concerns continued to restrain marketing activities. The decline in revenues from the Domestic TeleServices segment was more than offset by strong growth in the International Services and Customer Management Services segments. International Services revenues grew 94% to $20.8 million from $10.7 million in the six months ending June 30, 1999 and accounted for 23% of Company revenues versus 14% for the same period in the prior year. Approximately $7.5 million of this growth was from new clients with the balance from existing customers. Customer Management Services revenues grew 43% to $28.4 million from $19.9 million in the six months ending June 30, 1999 and accounted for 32% of Company revenues versus 26% for the same period in the prior year. Approximately half of the increase came from existing customers with the balance coming from new customers. Net revenues from support services provided by ICT Group operating divisions to dot.com companies, ISPs, ASPs, and traditional clients that have added an Internet channel for sales and service totaled $5.9 million, or 7% of total company net revenues during the first six months of 2000. These revenues are included in the three business segments disclosed above.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 19% to $50.4 million for the six months ended June 30, 2000 from $42.2 million in the six months ended June 30, 1999. This increase is primarily the result of increased direct labor required to support the increased revenue volume. As a percentage of revenues, cost of services increased to 56% in the first six months of 2000 from 55% in the same period of 1999 as an increase in labor cost per production hour offset savings in telecommunication costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 10% to $33.8 million for the six months ended June 30, 2000 from $30.6 million for the six months ended June 30, 1999 due to increased numbers of contact centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses declined to 38% in the first six months of 2000 from 40% in the same period of 1999. The Company was able to leverage the existing infrastructure to support volume growth.

         Interest Expense, net. Net interest expense of $467,000 in the first six months of 2000 versus $475,000 in the first six months of 1999, reflects the interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion offset by investment income. The decrease in net interest expense is primarily the result of decreased average outstanding balances on term borrowings in 2000 as compared to 1999, partially offset by higher interest rates.

         Provision for Income Taxes. Provision for income taxes increased $344,000 to $1.9 million for the first six months of 2000 from $1.5 million in the first six months of 1999. For both 2000 and 1999, the provision for income taxes was approximately 39% of income before taxes.

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

         The Company's business tends to be strongest in the second and fourth quarters due to the high level of client sales activity in the spring and prior to the holiday season. In the first quarter, telesales activity generally levels off or slows from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. The Company typically expands its operations in the first quarter to support anticipated business growth beginning in the second quarter. As a result, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenues which results in decreased profitability for the first quarter versus the previous fourth quarter. Also, demand for the Company's services typically slows or decreases in the third quarter as the volume of business decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter in anticipation of higher demand for its services during the fourth quarter.


Liquidity and Capital Resources

         Cash provided by operating activities was $4.9 million for the six months ended June 30, 2000 versus $7.5 million of cash provided by operating activities for the six months ended June 30, 1999. The approximate $2.6 million decrease is the result of the growth in accounts receivable as revenues continue to grow. Accounts receivable grew approximately $7.0 million more in the first six months of 2000 compared to the first six months of 1999. This increase was partially offset by higher net income and depreciation, as well as growth in accounts payable and accrued expenses.

         Cash used in investing activities was $15.1 million for the six months ended June 30, 2000 compared to $4.2 million for the first half of 1999. The increase over the prior year is attributable to a significant investment in software licenses for iCT ConnectedTouch.comsm and the decision not to utilize operating leases as a means to finance capital additions. Approximately $4.0 million of capital additions in the first half of 1999 were financed by operating leases. Also, the Company added 751 workstations in the first six months of 2000, and operates 4,919 workstations at June 30, 2000. In the first six months of 1999 the Company added 394 workstations, and operated 3,810 workstations at June 30, 1999.

         Cash provided by financing activities was $7.4 million for the six months ended June 30, 2000 versus cash used in financing activities of $2.3 million for the comparable 1999 period. The $9.7 million increase is primarily the result of borrowings totaling $9.5 million to fund capital expenditures.

         The Company's operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. The capitalized lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at June 30, 2000 were $502,000. At June 30, 2000, term debt obligations were $12.0 million and borrowings under the line of credit were $9.5 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's 2000 Annual Meeting of Shareholders was held on May 24, 2000. At the meeting, the following items were submitted to a vote of shareholders.

         (A)      The following nominees were elected to serve on the Board of
                  Directors:

                  Name of Nominee         Votes Cast For         Votes Withheld
                  ---------------         --------------         --------------
                  John J. Brennan         10,946,252                 12,095
                  John A. Stoops          10,946,252                 12,095

                  Bernard Somers is a director continuing in office with his term expiring in 2001. Donald Brennan is a director continuing in office with his term expiring in 2002. After the meeting, the size of the Board of Directors was expanded from four to five and Seth J. Lehr was appointed to fill the vacancy created by such expansion.

         (B) A proposal to amend the Company's 1996 Equity Compensation Plan to increase the number of shares reserved for issuance thereunder from 1,120,000 to 1,620,000 was ratified with 10,814,140 votes for, 139,782 votes against, and 4,425 abstentions.

         (C) A proposal to amend the Company's 1996 Non-Employee Directors Plan to increase the number of shares reserved for issuance thereunder from 30,000 to 50,000 was ratified with 10,840,755 votes for, 113,167 votes against, and 4,425 abstentions.

         (D) The appointment of Arthur Andersen LLP as independent accountants of the company for 2000 was ratified with 10,932,651 votes for, 22,671 votes against and 3,025 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

                      27       Financial Data Schedule


         (b) The registrant was not required to file any reports on Form 8-K for the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                               ICT GROUP, INC.



Date: August 9, 2000           By: /s/ John J. Brennan
                                   ----------------------------
                               John J. Brennan
                               Chairman, President and
                               Chief Executive Officer

Date: August 9, 2000           By: /s/ Vincent A. Paccapaniccia
                                   ----------------------------
                               Vincent A. Paccapaniccia
                               Senior Vice President,
                               Finance and Administration,
                               Chief Financial Officer and Assistant Secretary