Form 10-Q
period 2000-09-30
ICT GROUP INC
filed 2000-11-14
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________________ to ___________________.

Commission File Number:       0-20807
                              -------

                                ICT GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                             23-2458937
   -------------------------------          ----------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

 800 Town Center Drive, Langhorne PA                     19047
---------------------------------------       ----------------------------
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

         Common Shares, $0.01 par value, 12,041,150 shares outstanding as of November 3, 2000.

                                 ICT GROUP, INC.

                                      INDEX


PART 1   FINANCIAL INFORMATION                                              PAGE


         Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                  Consolidated Balance Sheets -
                  September 30, 2000 and December 31, 1999                     3

                  Consolidated Statements of Operations -
                    Three months and nine months ended
                    September 30, 2000 and 1999                                5

                  Consolidated Statements of Cash Flows -
                    Nine months ended September 30, 2000 and 1999              6

                  Notes to Consolidated Financial Statements                   7


         Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS             10


PART II  OTHER INFORMATION


         Item 1   LEGAL PROCEEDINGS                                           15

         Item 5   OTHER INFORMATION                                           15

         Item 6   EXHIBITS AND REPORTS ON FORM 8-K                            16


SIGNATURES                                                                    17

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                 September 30,   December 31,
                                                     2000            1999
                                                 -------------  -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 9,236        $12,239
  Accounts receivable, net                            38,504         28,796
  Prepaid expenses and other                           3,849          2,600
  Deferred income taxes                                  556            556
                                                     -------        -------

             Total current assets                     52,145         44,191
                                                     -------        -------

PROPERTY AND EQUIPMENT
  Communications and computer equipment               55,574         41,970
  Furniture and fixtures                              11,498          9,557
  Leasehold improvements                               5,352          4,678
                                                     -------        -------
                                                      72,424         56,205
  Less:  Accumulated depreciation and
         amortization                                (33,595)       (26,784)
                                                     -------        -------
                                                      38,829         29,421
                                                     -------        -------

DEFERRED INCOME TAXES                                  2,858          2,858

OTHER ASSETS                                           1,821          1,603
                                                     -------        -------

                                                     $95,653        $78,073
                                                     =======        =======






        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                 September 30,     December 31,
                                                     2000              1999
                                                 -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                  $ 8,000          $ 4,000
  Current portion of capitalized lease
     obligations                                         314              525
  Accounts payable                                    12,638            7,869
  Accrued expenses                                     8,264            5,031
                                                     -------          -------

             Total current liabilities                29,216           17,425
                                                     -------          -------


LONG-TERM DEBT                                        12,500           10,000
                                                     -------          -------

CAPITALIZED LEASE OBLIGATIONS                             71              308
                                                     -------          -------


SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares
     authorized, none issued                              --               --
  Common Stock, $0.01 par value, 40,000 shares
     authorized, 12,021 and 11,810 shares issued
     and outstanding                                     120              118
  Additional paid-in capital                          49,757           49,403
  Retained earnings                                    6,056            1,554
  Accumulated other comprehensive loss                (2,067)            (735)
                                                     -------          -------

             Total shareholders' equity               53,866           50,340
                                                     -------          -------

                                                     $95,653          $78,073
                                                     ========         =======

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended                     Nine Months Ended
                                                                  September 30,                         September 30,
                                                           -------------------------            ---------------------------
                                                            2000               1999               2000               1999
                                                           ------             ------            --------            -------
NET REVENUES                                                $51,445           $37,084           $140,856           $114,271
                                                            -------           -------           --------           --------

OPERATING EXPENSES:
 Cost of services                                            29,557            20,357             79,936             62,586
 Selling, general and administrative                         18,927            14,944             52,698             45,513
                                                            -------           -------           --------           --------
                                                             48,484            35,301            132,634            108,099
                                                            -------           -------           --------           --------

          Operating income                                    2,961             1,783              8,222              6,172

INTEREST EXPENSE,  NET                                          374               191                841                666
                                                            -------           -------           --------           --------

          Income before income taxes                          2,587             1,592              7,381              5,506

INCOME TAXES                                                  1,009               621              2,879              2,147
                                                            -------           -------           --------           --------

NET INCOME                                                   $1,578              $971             $4,502             $3,359
                                                            =======           =======           ========           ========

EARNINGS PER SHARE:
 Basic earnings per share                                     $0.13             $0.08              $0.38              $0.29
                                                            =======           =======           ========           ========
 Diluted earnings per share                                   $0.13             $0.08              $0.36              $0.28
                                                            =======           =======           ========           ========

 Shares used in computing basic earnings per share           11,975            11,677             11,877             11,734
                                                            =======           =======           ========           ========
 Shares used in computing diluted earnings per share         12,514            12,232             12,429             12,194
                                                            =======           =======           ========           ========



        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                  ------------------------------
                                                       2000             1999
                                                  -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 4,502         $  3,359
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                      6,879            6,001
      (Increase) decrease in:
        Accounts receivable                             (9,708)              25
        Prepaid expenses and other                      (1,249)            (234)
        Other assets                                      (286)             (26)
      Increase (decrease) in:
        Accounts payable                                 4,769           (1,158)
        Accrued expenses                                 3,233              541
                                                       -------          -------
           Net cash provided by operating
              activities                                 8,140            8,508
                                                       -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (16,219)          (5,746)
                                                       -------          -------
           Net cash used in investing activities       (16,219)          (5,746)
                                                       -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                           9,500                -
  Payments on long-term debt                            (3,000)          (3,000)
  Payments on capitalized lease obligations               (448)            (497)
  Proceeds from exercise of stock options                  356               23
                                                       -------          -------
           Net cash provided by (used in)
             financing activities                        6,408           (3,474)
                                                       -------          -------

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
  AND CASH EQUIVALENTS                                  (1,332)             (52)
                                                       -------          -------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (3,003)            (764)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          12,239           14,255
                                                       -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 9,236          $13,491
                                                       =======          =======



        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 1999.


Note 2:  EARNINGS PER SHARE

The Company has presented earnings per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share ("Basic EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock and Common stock equivalents outstanding for each period. For the nine months ended September 30, 2000 and 1999, Common stock equivalents outstanding used in computing Diluted EPS were 552,000 and 460,000 respectively. For the three months ended September 30, 2000 and 1999, Common stock equivalents outstanding used in computing Diluted EPS were 539,000 and 556,000, respectively. For the nine months ended September 30, 2000 and 1999, options to purchase 352,000 and 137,000 shares of Common stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive. For the three months ended September 30, 2000 and 1999, options to purchase 65,000 and 49,000 shares of Common stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive.


Note 3:  COMPREHENSIVE INCOME (LOSS)

The Company follows SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three and nine months ended September 30, 2000 and 1999, comprehensive income was as follows:

                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                     September 30,
                                              -------------------------          --------------------------
                                               2000              1999              2000              1999
                                              ------            -------           ------           --------
Net Income                                   $1,578,000        $  971,000       $4,502,000        $3,359,000
Foreign currency translation adjustments       (481,000)           32,000         (813,000)          (32,000)
                                             ----------        ----------       ----------        ----------
Comprehensive income                         $1,097,000        $1,003,000       $3,689,000        $3,327,000
                                             ==========        ==========       ==========        ==========


Note 4:  OPERATING AND GEOGRAPHIC INFORMATION

Under the disclosure requirements of SFAS No. 131, the Company classifies its operations into three business segments: Domestic TeleServices, International Services, and Customer Management Services. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic TeleServices segment provides inbound and outbound customer acquisition services. The International Services segment provides international multilingual inbound and outbound customer acquisition services, customer care services, marketing, research and other value-added services and includes business conducted by Spantel primarily for the US Hispanic market. The Customer Management Services segment provides marketing, research, consulting, customer acquisition, and customer care services on behalf of customers operating in the Company's target industries.


                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                       September 30,
                                             ---------------------------         ------------------------

                                                2000             1999               2000          1999
                                             ----------       ----------         ----------    ----------
Net Revenues:
  Domestic TeleServices                       $21,580           $18,788            $ 61,803      $ 65,320
  International Services                       14,393             5,858              35,180        16,586
  Customer Management Services                 15,472            12,438              43,873        32,365
                                              -------           -------             -------      --------
                                              $51,445           $37,084            $140,856      $114,271
                                              =======           =======            ========      ========
Operating Income (loss):
  Domestic TeleServices                       $   488           $   215            $  1,966      $  3,447
  International Services                        1,696               (90)              2,651          (390)
  Customer Management Services                    777             1,658               3,605         3,115
                                              -------           -------             -------      --------
                                              $ 2,961           $ 1,783            $  8,222      $  6,172
                                              =======           =======            ========      ========
Total Assets:
  Domestic TeleServices                       $46,818           $41,376            $ 46,818      $ 41,376
  International Services                       25,608            13,223              25,608        13,223
  Customer Management Services                 17,925            15,838              17,925        15,838
  Corporate                                     5,302             4,696               5,302         4,696
                                              -------           -------             -------      --------
                                              $95,653           $75,133            $ 95,653      $ 75,133
                                              =======           =======            ========      ========
Depreciation and Amortization:
  Domestic TeleServices                       $   754           $   873            $  2,155      $  2,606
  International Services                          668               399               1,843         1,145
  Customer Management Services                    582               420               1,668         1,217
  Corporate                                       342               418               1,213         1,033
                                              -------           -------             -------      --------
                                              $ 2,346           $ 2,110            $  6,879      $  6,001
                                              =======           =======            ========      ========
Capital Expenditures:
  Domestic TeleServices                       $(1,458)          $   434            $  4,481      $  1,800
  International Services                        3,581               813               5,495         2,094
  Customer Management Services                   (608)              207               5,123         1,280
  Corporate                                      (365)               67               1,120           572
                                              -------           -------             -------      --------
                                              $ 1,150           $ 1,521            $ 16,219      $  5,746
                                              =======           =======            ========      ========


          The following table represents information about the Company by geographic area:




                                       Three Months Ended                   Nine Months Ended
                                          September 30,                       September 30,
                                   ---------------------------         ------------------------

                                      2000             1999               2000          1999
                                   ----------       ----------         ----------    ----------
Net Revenues:
  United States                     $39,974           $32,375            $112,165      $101,352
  Canada                              6,047             2,071              16,628         6,051
  Europe                              4,465             2,251               9,708         6,117
  Australia                             959               387               2,355           751
                                    -------           -------            --------      --------
                                    $51,445           $37,084            $140,856      $114,271
                                    =======           =======            ========      ========
Operating Income (loss):
  United States                     $ 1,801           $ 1,882            $  6,671      $  7,136
  Canada                                809               213               1,920           418
  Europe                                562              (252)                110        (1,140)
  Australia                            (211)              (60)               (479)         (242)
                                    -------           -------            --------      --------
                                    $ 2,961           $ 1,783            $  8,222      $  6,172
                                    =======           =======            ========      ========
Identifiable Assets:
  United States                     $70,497           $61,699            $ 70,497      $ 61,699
  Canada                             10,536             6,159              10,536         6,159
  Europe                             12,214             6,962              12,214         6,962
  Australia                           2,406               313               2,406           313
                                    -------           -------            --------      --------
                                    $95,653           $75,133            $ 95,653      $ 75,133
                                    =======           =======            ========      ========




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000




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

         With the growth of the Internet as a means of transacting business and the poor customer service experienced by many on-line buyers, ICT believes significant opportunities exist to expand its business. The Company's growth strategy includes the following key elements:


         |_|      Expand Value-Added Services
         |_|      Develop Strategic Alliances and Acquisitions
         |_|      Increase International Presence
         |_|      Focus on Industry Specialization
         |_|      Maintain Technology Investment
         |_|      Continue Commitment to Quality Service
         |_|      Pursue e-Commerce Opportunities

In February 2000, ICT announced the formation of iCT ConnectedTouch.com, LLC a new wholly owned subsidiary formed to provide customer relationship management software and technology hosting services as an application service provider to in-house operations and to provide related consulting services. The Company owns 10,000,000 interests in ConnectedTouch, consisting of all the issued and outstanding interests in ConnectedTouch.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999:
-----------------------------------------------

         Net Revenues. Net revenues increased 39% to $51.4 million for the three months ended September 30, 2000 from $37.1 million for the three months ended September 30, 1999 as growth was strong in all three of the company's business segments. Net revenues from the Domestic TeleServices segment increased 15% to $21.6 million from $18.8 million in the three months ending September 30, 1999 and accounted for 42% of company revenues versus 51% for the same period in the prior year. Almost all of this growth was from new customers. International Services revenues grew 146% to $14.4 million from $5.9 million in the three months ending September 30, 1999 and accounted for 28% of Company revenues versus 16% for the same period in the prior year. Approximately $5.5 million of this growth was from new clients with the balance from existing customers. Customer Management Services revenues grew 24% to $15.5 million from $12.4 million in the three months ending September 30, 1999 and accounted for 30% of Company revenues versus 33% for the same period in the prior year. Most of the increase came from new customers. Net revenues from internet support services provided by ICT operating divisions to dot.com companies, ISPs, ASPs, and traditional clients that have added an Internet channel for sales and service totaled $3.5 million, or 7% of total Company net revenues during the third quarter of 2000. These revenues are included in the three business segments disclosed above.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 45% to $29.6 million for the three months ended September 30, 2000 from $20.4 million in the three months ended September 30, 1999. This increase is primarily the result of increased direct labor required to support the increased revenue volume. As a percentage of revenues, cost of services increased to 57% in the third quarter of 2000 from 55% in the same quarter of 1999 as an increase in labor cost per production hour offset savings in telecommunication costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 27% to $18.9 million for the three months ended September 30, 2000 from $14.9 million for the three months ended September 30, 1999 due to increased numbers of contact centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses declined to 37% in the third quarter of 2000 from 40% in the same quarter of 1999. The Company was able to leverage the existing infrastructure to support volume growth.

         Interest Expense, net. Net interest expense of $374,000 in the third quarter of 2000 versus $191,000 in the third quarter of 1999, reflects the interest expense related to capital leases and borrowings against the Company's equipment line of credit primarily for capital expansion offset by investment interest income. The increase in net interest expense is primarily the result of increased average outstanding balances on line of credit borrowings to fund capital expenditures in 2000 as compared to 1999.

         Provision for Income Taxes. Provision for income taxes increased $388,000 to $1.0 million for the third quarter of 2000 from $621,000 in the third quarter of 1999. For both 2000 and 1999, the provision for income taxes was approximately 39% of income before taxes.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 and 1999:
----------------------------------------------

         Net Revenues. Net revenues increased 23% to $140.9 million for the nine months ended September 30, 2000 from $114.3 million for the nine months ended September 30, 1999. Revenues from the Domestic TeleServices segment decreased 5% to $61.8 million from $65.3 million in the nine months ending September 30, 1999 and accounted for 44% of company revenues versus 57% for the same period in the prior year. This was primarily the result of a slowdown in telesales campaigns which utilize credit card files as privacy concerns restrained marketing activities in the early part of 2000. The decline in revenues from the Domestic TeleServices segment was more than offset by strong growth in the International Services and Customer Management Services segments. International Services revenues grew 112% to $35.2 million from $16.6 million in the nine months ending

September 30, 1999 and accounted for 25% of Company revenues versus 15% for the same period in the prior year. Approximately $13.0 million of this growth was from new clients with the balance from existing customers. Customer Management Services revenues grew 36% to $43.9 million from $32.4 million in the nine months ending September 30, 1999 and accounted for 31% of Company revenues versus 28% for the same period in the prior year. Most of the increase came from new customers with the balance coming from existing customers. Net revenues from internet support services provided by ICT operating divisions to dot.com companies, ISPs, ASPs, and traditional clients that have added an Internet channel for sales and service totaled $9.3 million, or 7% of total Company net revenues during the first nine months of 2000. These revenues are included in the three business segments disclosed above.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 28% to $79.9 million for the nine months ended September 30, 2000 from $62.6 million in the nine months ended September 30, 1999. This increase is primarily the result of increased direct labor required to support the increased revenue volume. As a percentage of revenues, cost of services increased to 57% in the first nine months of 2000 from 55% in the same period of 1999 as an increase in labor cost per production hour offset savings in telecommunication costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16% to $52.7 million for the nine months ended September 30, 2000 from $45.5 million for the nine months ended September 30, 1999 due to increased numbers of contact centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses declined to 37% in the first nine months of 2000 from 40% in the same period of 1999. The Company was able to leverage the existing infrastructure to support volume growth.

         Interest Expense, net. Net interest expense of $841,000 in the first nine months of 2000 versus $666,000 in the first nine months of 1999, reflects the interest expense related to capital leases and borrowings against the Company's equipment line of credit for capital expansion offset by investment income. The increase in net interest expense is primarily the result of increased average outstanding balances on line of credit borrowings to fund capital expenditures in 2000 as compared to 1999.

         Provision for Income Taxes. Provision for income taxes increased $732,000 to $2.9 million for the first nine months of 2000 from $2.1 million in the first nine months of 1999. For both 2000 and 1999, the provision for income taxes was approximately 39% of income before taxes.

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

         The Company's business tends to be strongest in the second and fourth quarters due to the high level of client sales activity in the spring and prior to the holiday season. In the first quarter, telesales activity generally levels off or slows from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. The Company typically expands its operations in the first quarter to support anticipated business growth beginning in the second quarter. As a result, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenues which results in decreased profitability for the first quarter versus the previous fourth quarter. Also, demand for the Company's telesales typically slows or decreases in the third quarter as the volume of business decreases during the summer months. In the third quarter of 2000, strong growth in International Services and Customer Management Services business offset a decline in Domestic Teleservices revenue. In addition, the Company's operating expenses increased during the third quarter in anticipation of higher demand for its services during the fourth quarter.

Liquidity and Capital Resources

         Cash provided by operating activities was $8.1 million for the nine months ended September 30, 2000 versus $8.5 million of cash provided by operating activities for the nine months ended September 30, 1999. The $368,000 decrease is the result of the growth in accounts receivable as net revenues continue to grow. Accounts receivable grew approximately $9.7 million more in the first nine months of 2000 compared to the first nine months of 1999, corresponding to the $14.4 million growth in revenue from the third quarter of 1999 to the third quarter of 2000. This increase was partially offset by higher net income and depreciation, as well as growth in accounts payable and accrued expenses.

         Cash used in investing activities was $16.2 million for the nine months ended September 30, 2000 compared to $5.7 million for the first nine months of 1999. The increase over the prior year is attributable to a significant investment in software licenses for iCT ConnectedTouch.com(sm) and the significant investment in capital expenditures made to increase capacity to support the revenue growth of the Company. The Company added 1,304 workstations in the first nine months of 2000, and operates 5,472 workstations at September 30, 2000. In the first nine months of 1999 the Company added 448 workstations, and operated 3,864 workstations at September 30, 1999.

         Cash provided by financing activities was $6.4 million for the nine months ended September 30, 2000 versus cash used in financing activities of $3.5 million for the comparable 1999 period. The $9.9 million increase is primarily the result of borrowings totaling $9.5 million to fund capital expenditures.

         The Company's operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment line of credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. The capitalized lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at September 30, 2000 were $385,000. At September 30, 2000, term debt obligations were $11.0 million and borrowings under the line of credit were $9.5 million.

         The Company believes that cash on hand, together with cash flow generated from operations and funds available under the 1998 Line of Credit will be sufficient to finance its current operations and planned capital expenditures into 2001.

FORWARD LOOKING STATEMENTS

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to outsourcing trends as well as other trends in the CRM services and the overall domestic economy, the Company's business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company's plans regarding international expansion, the implementation of quality standards, the seasonality of the Company's business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words "believes," "plans," "intends," "expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The Company assumes no obligation to update such forward-looking statements.

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

         As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering effective June 14, 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. On May 19, 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. On June 22, 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. On November 3, 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. On February 2, 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. Since that time the defendants filed a motion for summary judgement seeking to have the case dismissed on the grounds that there is no material issue of fact. Plaintiffs filed a response in opposition to defendant's motion and discovery was conducted by the parties. Plaintiffs also filed a motion seeking to have the case certified as a class action, to which defendants have objected. The court has dismissed without prejudice both defendants' motion for summary judgement and plaintiffs motion for class certification with leave granted to both plaintiffs and defendants to re-file such motions upon the completion of discovery.

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

Item 5. Other Information

         The Company formed iCT ConnectedTouch.com LLC ("ConnectedTouch") in February 2000 as a Pennsylvania limited liability company. ConnectedTouch is a wholly owned subsidiary of the Company engaged in the business of providing customer relationship management software and technology hosting services as an application service provider to in-house operations and to provide related consulting services. The Company owns 10,000,000 interests in ConnectedTouch, consisting of all the issued and outstanding interests in ConnectedTouch. The ownership of an "interest" in a Pennsylvania limited liability company is similar to the ownership of a share of common stock in a corporate entity.

         In May 2000, ConnectedTouch adopted a 2000 Equity Compensation Plan (the "Plan") pursuant to which ConnectedTouch reserved for issuance options to purchase up to 2,000,000 interests in ConnectedTouch. The Plan permits the issuance of these options to employees of the Company or ConnectedTouch and to members of the Board of Directors of the Company and ConnectedTouch.

         On October 19, 2000 ConnectedTouch issued options to purchase 961,000 interests under the Plan to sixty-seven (67) individuals consisting of employees of the Company and ConnectedTouch and each member of the Company's Board of Directors. These options were issued at an exercise price of $.30 per interest, the fair market value of the interests at the time of grant as determined by an independent financial advisor retained by the Company. These interests become exercisable only if ConnectedTouch completes an initial public offering of its stock within ten (10) years after the date of grant. If ConnectedTouch does complete such a public offering, the options vest and become exercisable in full at such time. The respective rights and obligations of the option holders, including without limitation, such matters as the termination of the options upon the termination of the option holder's employment or upon the occurrence of a change of control or other corporate event affecting ConnectedTouch, are set forth in the Plan and in the option agreements between such individuals and ConnectedTouch.


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

                27   Financial Data Schedule


         (b) The registrant was not required to file any reports on Form 8-K for the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    ICT GROUP, INC.



Date:  November 10, 2000            By: /s/ John J. Brennan
                                        ----------------------------------------
                                        John J. Brennan
                                        Chairman, President and
                                        Chief Executive Officer

Date:  November 10, 2000            By: /s/ Vincent A. Paccapaniccia
                                        ----------------------------------------
                                        Vincent A. Paccapaniccia
                                        Senior Vice President,
                                        Finance and Administration,
                                        Chief Financial Officer and
                                        Assistant Secretary