Form 10-K405
period 2000-12-31
ICT GROUP INC
filed 2001-04-02
CIK 1013149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934

                   For the fiscal year ended December 31, 2000
                                             -----------------
                                       or
[   ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934
           For the transition period from ____________ to ___________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $50,479,665. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on March 16, 2001. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant's Common Stock outstanding as of March 16, 2001 was 12,084,550.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                 ICT GROUP, INC.

                             FORM 10-K ANNUAL REPORT
                     For Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS

PART I
                                                                            Page
                                                                            ----
Item 1.  Business..............................................................1

Item 2.  Properties............................................................9

Item 3.  Legal proceedings.....................................................9

Item 4.  Submission of Matters to a Vote of Security Holders...................9


PART II

Item 5.  Market for registrant's common equity
           and related stockholder matters....................................10

Item 6.  Selected financial data..............................................11

Item 7.  Management's discussion and analysis of financial condition and results of operations..........................................12

Item 7A. Qualitative and quantitative disclosure about market risk............14

Item 8.  Financial statements and supplementary data..........................15

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure...........................................15


PART III

Item 10. Directors and executive officers of the registrant...................15

Item 11. Executive compensation...............................................15

Item 12. Security ownership of certain beneficial owners and management.......15

Item 13. Certain relationships and related transactions.......................15


PART IV

Item 14. Exhibits, financial statement schedules, and reports on form 8-K.....15

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to outsourcing trends as well as other trends in the CRM services industry and the overall domestic economy, the Company's business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company's plans regarding international expansion, the implementation of quality standards, the seasonality of the Company's business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words "believes," "plans," "intends," "expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

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


                                     PART I

ITEM 1.  BUSINESS

         ICT Group, Inc. (the "Company" or "ICT") is a leading global supplier of customer relationship management (CRM) solutions. The Company provides integrated telesolutions, e-solutions and market solutions helping its clients identify, acquire, retain, service, measure, and maximize the lifetime value of their customer relationships. ICT's telesolutions offering includes outbound telesales and inbound customer support for sales and service applications, domestically and internationally. Its e-solutions offering provides real-time interaction-driven customer support for Internet sales and service applications through Web-enabled customer contact center services, e-mail management and processing, and multi-channel CRM services. Market research, database marketing, and data mining capabilities are available through its market solutions offering, including questionnaire design, telephone interviewing, and data coding, tabulating, and analysis services.

The Company's customer management services experience, Internet and CRM technology capabilities and expertise in select target industries enables it to provide its clients with high quality cost-effective solutions. These solutions have been available from the company on an outsourced basis, using ICT's customer contact centers, and now the Company believes that there is also a trend by businesses to purchase them on a hosted or co-sourced basis. Accordingly, ICT has begun offering these services through a hosted arrangement, using the client's staff facility, or on a co-sourced basis, using both the client's operation and ICT's technologically compatible customer contact centers. To accomplish this, the Company launched iCT ConnectedTouch, LLC in the year 2000. This wholly-owned subsidiary provides hosted technology solutions and consultative services for in-house CRM service operations.

Industry Overview:

The CRM services market includes traditional activities such as outbound and inbound customer sales and service, Internet-based sales and service support, and marketing services including database marketing, market research, and data mining. Customer contact center outsourcing services have evolved significantly in recent years, with the expansion of e-business and Internet sales and service programs. The Company believes that this trend will continue and anticipates expanded demand for its services.

The Company believes that there are major shifts in the way businesses interact with customers in today's Internet enhanced marketplace. E-commerce has grown dramatically and with the addition of this new channel comes an increasing need for businesses to build customer loyalty and optimize the value of their customer relationships. To remain competitive in today's multi-channel, global marketplace, companies are realizing the importance of implementing an integrated CRM solution to effectively attract, acquire, retain and service customers, and measure customer satisfaction, at every touchpoint in the customer contact cycle.

ICT believes that the industries it has traditionally served will expand their CRM programs to include e-solutions and market solutions. These vertical markets include: insurance, financial services, telecommunications/ utilities, pharmaceutical and health care services, and information technology. In addition to these markets, the Company also believes that companies outside its traditional targeted markets will also embrace these trends.

In addition to the traditional outsourced CRM services market, the Company is now serving the in-sourced market which represents more than 80% of all contact center expenditures today through its suite of hosted CRM technology solutions.

ICT Approach:

ICT believes that it has distinguished itself in the CRM solutions industry by providing a range of integrated telesolutions, e-solutions and market solutions for domestic and international clients to identify, acquire, retain, service, measure and maximize the lifetime value of their customers. With extensive experience in customer management services as well as strategic relationships with technology leaders, the Company's management team has emphasized its CRM experience, global infrastructure, economies of scale, technology leadership and expertise in target industries as a means of establishing ICT as a global supplier of integrated CRM solutions.

The Company's aggressive technology and business development initiatives differentiate ICT from traditional contact center competitors. Additionally, ICT's scalability, customer service experience and international capabilities differentiate the Company from newly established customer service providers. The Company's subsidiary, iCT ConnectedTouch, is differentiated from technology-only providers because ICT uses the technologies in its contact centers. Accordingly, management knows how to make the solutions work to the advantage of ICT's clients.

Strategy

         The Company's growth strategy includes the following key elements:

         o Target the In-Sourced CRM Market - Through the Company's wholly-owned subsidiary, iCT ConnectedTouch, the Company plans to capture opportunities in the in-sourced CRM market. In addition to CRM technology hosting solutions, iCT ConnectedTouch supports these in-house operations through contact center management, training, process management and systems integration consulting services using the Company's own resources and those of its strategic partners.

         o Pursue E-Commerce Opportunities. The Company plans to pursue opportunities presented by the growth in demand for consistent, personalized customer support for e-commerce sales and service. By aggressively building our Internet support services while concurrently leveraging our existing management, operations, systems, and sales infrastructure, ICT can offer cost-effective, multi-channel CRM services to a wide array of customers domestically and internationally.

         o Expand Value-Added Services. The Company will continue to complement its core telesolutions expertise with additional value-added services, such as database marketing, research and consulting services, as well as a complete suite of comprehensive CRM services. The Company's goal is to offer a robust, integrated suite of telesolutions, e-solutions and market solutions to help its clients maximize the lifetime value of their customer relationships.

         o Develop Strategic Alliances and Acquisitions. ICT intends to continue pursuing strategic alliances with, and acquisitions of, domestic and international businesses that provide complementary CRM services. The Company is currently utilizing state-of-the-art CRM software and Internet platform technologies from leading edge partners such as Aspect Communications Corporation, Siebel Systems, Inc., Oracle and Cisco.

         o Increase International Presence. The Company plans to broaden its geographic reach and further develop its expertise in CRM services in international markets by focusing on businesses with multinational operations. ICT currently provides multilingual services in the United States, Europe, Latin America, Canada and Australia. ICT intends to expand its operations in these areas.

           o Focus on Industry Specialization. The Company believes it has gained a competitive advantage by concentrating on servicing businesses in a limited number of targeted industries and intends to maintain its industry specialization. In addition, the Company believes that this specialization will enable it to attract new clients because of its industry expertise.

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

         o Continue Commitment to Quality Service. ICT has consistently emphasized quality service and extensive employee training by investing in quality assurance personnel and procedures. The Company intends to continue its commitment to providing quality service, as illustrated by its achieving ISO 9002 certification in all its domestic and international sales and service focused business units.

ICT's Services

           ICT delivers its telesolution, e-solution and market solution CRM services through three business segments which are supported by the Company-wide marketing, sales, systems and corporate units. ICT's sales force and operating units are organized into a series of industry sectors focused on selling and supporting the full range of the Company's services to clients in their respective target industries. ICT believes this organizational structure allows the Company to provide comprehensive solutions to its clients' CRM service needs, since it enables ICT's sales and customer service personnel to develop in-depth knowledge of the needs of businesses in their designated industries.

         In February 2000, ICT announced the formation of iCT
ConnectedTouch, LLC a new wholly owned subsidiary that provides hosted technology solutions and consultative services for in-house customer service operations.

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

         ICT TeleSolutions. ICT TeleSolutions provides teleservices support activities primarily for the telecommunications, information services, energy services and media industries.

         International Services

         The Company offers multilingual teleservices and customer care services through four business units comprising ICT International Services. The growth of multinational corporations and the increase in non-English speaking residents in the United States has increased the demand for the multilingual capabilities that ICT provides. The segment currently consists of the following units:

         ICT Eurotel. Eurotel provides pan-European, multilingual teleservices and customer care services to Europe from its contact centers in Athlone, Ireland, Dublin, Ireland and London, England.

         ICT Spantel. Spantel provides bi-lingual English and Spanish teleservices from its Miami, Florida contact center to the rapidly growing marketplace of Spanish-speaking American and Latin American consumers and businesses.

         ICT Canada. The Company opened its first Canadian contact center in January 1996 with service representatives who are fluent in French and English. As of December 31, 2000, ICT Canada has contact centers located in Miramichi, Moncton and Riverview, New Brunswick, Canada and in Halifax, New Glasgow and Sydney, Nova Scotia, Canada.

         ICT Australia. This unit was formed in the first quarter of 1999 to provide telemarketing services for multinational companies in the Pacific Rim. As of December 31, 2000, ICT Australia operated a contact center in Sydney, Australia.

         Customer Management Services

         ICT provides businesses in its highly targeted industries with marketing, research and consulting services, and ongoing customer care services, through its Customer Management Services segment. This segment presently consists of the following business units:

         ICT Financial Marketing Services. This business unit's management team consists of professionals who have client-side banking experience in branch management and operations, marketing, advertising, research, electronic funds transfer, home and branchless banking, customer service and systems support. As of December 31, 2000, ICT Financial Marketing Services operated dedicated inbound/outbound contact centers in Amherst, New York and Morrilton, Arkansas.

         ICT Medical Marketing Services. Through this business unit, ICT provides service for the increasingly complex needs of healthcare and pharmaceutical clients. This unit is staffed by dedicated staff to meet the sophisticated product and customer profiles of specific clients. As of December 31, 2000, ICT Medical Marketing Services operated a dedicated contact center in Langhorne, Pennsylvania.

         ICT Research Services. This business unit provides businesses with value added market research survey design, data collection and consulting services. ICT's Research Services makes extensive use of advanced technology, including integrated predictive dialing and Computer Assisted Telephone Interviewing software, to obtain market and customer data cost effectively. As of December 31, 2000, ICT Research Services conducted surveys from centers in Depew, New York and Langhorne, Pennsylvania.

         Customer Care Management Services. This business unit was established in mid-1996 to pursue outsourcing opportunities for customer care management. This division offers services such as site and system equipment consultation, facility launch, program planning and implementation, staffing, technical support and ongoing customer care management. Depending on client needs, ICT will assume sole or shared responsibilities for the management of a client's customer care operations. As of December 31, 2000 this business unit operated contact centers in Lakeland, Florida, Langhorne, Pennsylvania, and Spokane, Washington.

Contact Center Facilities

         The following table lists the Company's contact center facilities as of December 31, 2000:

------------------------------------------------------------------------------
                                  Locations
------------------------------------------------------------------------------
Morrilton, AR; Newark, DE; Fort Lauderdale, FL; Lakeland, FL; Miami, FL; Louisville, KY; Calais, ME; Lewiston, ME; Oxford, ME; Pittsfield, ME; Wilton, ME; Amherst, NY; Depew, NY; Lancaster, OH; Allentown, PA; Bensalem, PA; Bloomsburg, PA; Burnham, PA; Dubois, PA; Langhorne, PA(3); Lockhaven, PA; Trevose, PA; Chesapeake, VA; Christiansburg, VA; Norfolk, VA; Spokane, WA; Falling Waters, WV; Martinsburg, WV; Parkersburg, WV; Westover, WV; Halifax, Nova Scotia, Canada; Miramichi, New Brunswick, Canada; Moncton, New Brunswick, Canada; New Glasgow, Nova Scotia, Canada; Riverview, New Brunswick, Canada; Sydney, Nova Scotia, Canada; Athlone, Ireland; Dublin, Ireland; London, U.K.; and Sydney, Australia.
------------------------------------------------------------------------------

Target Industries

         ICT's domestic sales force is assigned to specific industry sectors, which enables its sales personnel to develop in-depth industry and product knowledge. Several of the industries that ICT serves are undergoing deregulation and consolidation, which provides the Company with additional opportunities as businesses search for low cost solutions for their marketing, sales and customer support needs. In 2000, business within the insurance and financial services industries accounted for 64% of the Company's revenues. The industries targeted by the Company and the principal services provided are described below.

         Insurance

         ICT works with large consumer insurance companies to market and provide customer support services for products such as life, accident, health, and property and casualty insurance. The Company's insurance group operates numerous dedicated contact centers and in 2000, the Company sold more than two million insurance policies on behalf of its clients. ICT employs approximately 500 agents licensed in life, A&H and P&C including bilingual agents in the U.S. and Canada. The Company has a full-service agent licensing and a continuing education department, which enables its agents to obtain licenses in 48 states and 8 Canadian provinces and to maintain their compliance with insurance regulations. Insurance clients in 2000 include, but are not limited to, JCPenney Life Insurance Company, Prudential and Sears Life Alliance.

           Financial Services

         ICT provides banks and other financial services clients with a wide range of services, including card-holder acquisition, active account generation, account balance transfer, account retention and customer service. With the acquisition in 1995 of its Financial Marketing Services operations, ICT began offering additional banking services, such as marketing and servicing home equity loans, lines of credit, loan-by-phone, checking and deposit account acquisition, mortgage loans and other traditional banking products. Among ICT's financial services clients in 2000 are Advanta, Fleet, Discover, Captial One, and Metris.

           Telecommunications/Utilities

         ICT provides teleservices and customer care management services for major telecommunications companies for long distance, cellular and cable products and services, regional telecommunications companies marketing advanced telephone features, and companies which provide billing support services to telecommunications carriers. Within the telecommunications/utilities industry, ICT clients in 2000 include, but are not limited to, Verizon, Integretel, and Rogers AT&T.

         Pharmaceuticals and Health Care Services

         Leveraging ICT's insurance market position into the managed care industry, the Company, through its ICT Medical Marketing Services business unit, serves pharmaceutical manufacturers, medical advertising agencies, health insurance companies, hospitals and other health care related suppliers, for the sale and marketing of products to both health care professionals (hospitals, physicians, pharmacists and nurses) and health care consumers (patients and prospective patients). The applications the Company offers in this market segment consist of business-to-business, business-to-professional and business-to-consumer, utilizing inbound and outbound services to sell products, to conduct market research, develop marketing databases and provide customer service. Clients in this category in 2000 include, but are not limited to, Pfizer, Blue Cross/Blue Shield and GlaxoSmithKline.

         Information Technology

         ICT provides sophisticated marketing resources for both outbound and inbound applications on behalf of clients in the computer software and hardware industries. Outbound applications include, but are not limited to, new customer acquisition, customer retention and sales lead generation. Inbound applications include, but are not limited to, customer service, first-level customer technical support and the sale of personal computer-related products. ICT's clients frequently integrate outbound and inbound call campaigns, seeking to achieve favorable compounding results. Information technology clients in 2000 include, but are not limited to, Sony Computer Entertainment, AOL and AOL Canada.

Technology

         ICT invests heavily in system and software technologies designed to improve contact center production thereby lowering the effective cost per contact made or received, and to improve sales and customer service effectiveness by providing its sales and service representatives with real-time access to customer and product information. Since January 1995, the Company has invested over $73 million in information and communications systems and software enabling it to use state-of-the-art contact center technology. ICT believes it was one of the first fully automated teleservices company and among the first to implement predictive dialing equipment for outbound telemarketing and market research and to provide collaborative web browsing services. ICT realizes significant cost savings through the use of innovative contact handling technology, automatic call distributors ("ACD") and advanced scripting software, all of which optimize agent utilization. An ACD is a phone switch that accepts an inbound call from the public network and routes that call to the most advantageous, available resource to handle the call. Scripting software is used in contact centers to provide the agent with the appropriate information to use during the contact and to specify the content and sequence of the information captured from the customer.

         The Company utilizes a scalable set of UNIX and NT processors to support its outbound and inbound contact center operations. The term scalable in the computer industry generally means that a system or product line is configured to work cost-effectively at both low and high volume. Dedicated UNIX and NT processors are used for inbound contact centers while predictive dialing systems, networked to UNIX and NT processors at the Company's corporate data center, are used at each outbound contact center. The predictive dialing systems support local call and data management: the UNIX and NT processors provide centralized list management, data consolidation, report generation and interfaces with client order processing systems.

         ICT Group uses a series of CRM software to prepare outbound and inbound scripts, manage, update and reference client data files, collect statistical transaction and performance data and assist in the preparation of internal and client reports. This CRM software includes ICT Group's proprietary list management system ("LMS") as well as IMA's Edge TeleBusiness Software and Siebel's Contact Management systems. The use of the Edge and Siebel systems as well as Oracle's database management system provides a scalable and robust suite of applications to support our client's business needs.

         ICT accelerated enterprise developments of several technology solutions in 2000. Included in the deployment strategy were: workforce management, digital recording, quality monitoring and Siebel contact management solutions.

Quality Assurance, Personnel and Training

         ICT emphasizes quality service and extensive employee training as a way to compete effectively and invests heavily in quality assurance personnel and practices. ICT's quality assurance and training departments are responsible for the development and enforcement of contact center policies and procedures, the selection and training of telephone service representatives, the training and professional development of contact center management personnel, monitoring of calls and verification and editing of all sales. Through the Company's quality assurance department, both the Company and its clients are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations are recorded (with the customer's consent) in order to verify the accuracy and authenticity of transactions. Additionally, ICT is able to provide to its clients immediate updates on the progress of an ongoing program. Access to this data allows ICT and its clients to identify potential campaign shortfalls and to immediately modify or enhance the program. In 1998 the Company completed the installation of digital recording technology in all US outbound centers. This installation allows the consolidation of all verification activities into a centralized location and effectively created a "third party" verification center. Verification results are now available to Operations and Client Services by the end of the calling day. Also, each center can access the recordings for review with supervisory staff or the service representative. The Company's commitment to providing quality service is further illustrated by its certification with ISO 9002 standards, which are administered by the International Organization for Standardization and represent an international consensus on the essential features of a quality system to ensure the effective operation of a business. All domestic and international sales and service focused business units were ISO 9002 registered as of December 31, 1999.

         Management believes that a key driver of ICT's success is the quality of its employees. The Company tailors its recruiting and training techniques toward the industries it serves. Service representatives receive a detailed review of each program in which they are to participate along with training regarding the background, structure and philosophy of the client that is sponsoring the program. As is typical in the teleservices industry, over 90% of the Company's service representatives are part-time employees. As of February 23, 2001, ICT employed approximately 8,800 persons, of which approximately 8,000 were service representatives. None of ICT's employees are currently represented by a labor union. The Company considers its relations with its employees to be good.

Clients

         The Company generally operates under month-to-month contractual relationships with its teleservices clients. The pricing component of a contract is often comprised of an initial fee, a base service charge and separate charges for ancillary services. Service charges are generally based upon an hourly rate for outbound calls and per-minute rates for inbound calls. On occasion, the Company performs services for which it is paid commissions based on completed sales. ICT's Customer Management Services unit typically enter into longer term, contractual relationships that may contain provisions for early contract terminations. The Customer Management Services segment's revenues represented approximately $62.5 million, or 31%, of the Company's consolidated revenues in 2000.

         ICT targets those companies which it believes have the greatest potential to generate recurring revenues to the Company based on their ongoing direct sales and customer service needs. At December 31, 2000, ICT provided direct sales and customer service to approximately 130 clients. The Company's largest client in recent years has been JCPenney Life Insurance Company, which accounted for approximately 18% of the Company's net revenues in 2000. No other client accounted for more than 10% of the Company's net revenues in 2000.


Competition

         The CRM services industry is very competitive and the Company's principal competition in its primary markets comes from large service organizations, including, but not limited to, Convergys Corporation, SITEL Corporation, TeleTech Holdings, Inc., APAC TeleService, Inc. and West Corporation. The Company competes with numerous independent firms, some of which are as large or larger than ICT, as well as the in-house operations of many of its clients or potential clients. In addition, most businesses that are significant consumers of these services utilize more than one teleservice firm at a time and reallocate work among various firms from time to time. Some of this work is contracted on an individual project basis, with the effect that the Company and other firms seeking such business are required to compete with each other frequently as individual projects are initiated. Furthermore, the Company believes there is a trend among businesses with in house contact center operations toward outsourcing the management of those operations to others and that this trend may attract new competitors, including, but not limited to, competitors that are substantially larger and better capitalized than ICT, into the Company's market. Additionally, ICT faces competitors in its CRM ASP offerings. This competition is primarily separated into two categories: Software only ASPs and ASPs that provide both software and services (Hybrid ASPs). The Company competes with several competitors in each of these categories. Software only ASP companies that compete with ICT include:
LivePerson, FaceTime and eConvergent. Hybird ASP competitors would include:
PeopleSupport, Brigade Solutions and SafeHarbor.com. While the Company believes it has more customer service experience and a broader technological offering then its current competitors, in this market segment, new competition may be attracted into ICT's e-solutions market.

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

         Activity at the state level regarding laws that impact the teleservces industry has intensified over the past several years. States have enacted a variety of laws regulating marketing via telephone. Do Not Call Lists, restricted hours or days, registration, request to continue solicitation and no rebuttal laws are common in many states. At this writing thirteen states have enacted Do Not Call legislation. ICT Group, Inc. complies with all of these laws. The Quality Assurance department is responsible for compliance. Participation on the Direct Marketing Association and the American Telemarketing Associates Legislative Committees ensure timely notification of proposed legislation.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in Langhorne, Pennsylvania in leased facilities consisting of approximately 29,500 square feet of office space rented under leases that expire in February 2002. The Company also leases all of the facilities used in its contact center operations, as well as office space in Chicago, Illinois, and Saddlebrook, New Jersey for its sales offices. The leases for the Company's facilities expire generally between July 2001 and May 2009 and typically contain renewal options. The Company believes that its existing facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. In January 2001 the Company signed a lease for a new corporate and divisional headquarters facility. The lease is scheduled to commence in February 2002, is for approximately 105,000 square feet and has a term of 15 years. The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity, if decided adversely to the Company.

         As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering effective June 14, 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. On May 19, 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. On June 22, 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. On November 3, 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. On February 2, 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. Since that time the defendants filed a motion for summary judgement seeking to have the case dismissed on the grounds that there is no material issue of fact. Plaintiffs filed a response in opposition to defendant's motion and also filed a motion to have the matter certified as a class action. In September 2000, the Court entered orders dismissing the defendants motion for summary judgement and plaintiffs motion for class certification without prejudice, with leave to re-file such motions upon the completion of discovery. The Company anticipates that further discovery will be conducted.

         On July 12, 1996, Main Street Marketing of America Incorporated ("Main Street Marketing") brought a demand for arbitration against the Company in the Commonwealth of Pennsylvania claiming damages as a result of the Company's alleged breach of a service agreement under which the Company agreed to provide Main Street Marketing with various data entry and data processing services relating to Main Street Marketing's magazine subscription program. Main Street Marketing alleges that the Company committed various breaches of the service agreement and has demanded an award in excess of $15 million. The Company has responded to this demand for arbitration by denying liability and counterclaiming in an amount in excess of $125,000. Discovery has progressed in this matter, and the arbitration is expected to be completed in August 2001. It is not possible at this stage of the proceeding to evaluate the probable outcome of this matter.


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

Period                                              High            Low
------                                              ----            ---
Fiscal 1999:
         First Quarter                              4 1/2           2 5/8
         Second Quarter                             5 3/8           2 11/16
         Third Quarter                              9 5/8           4 1/2
         Fourth Quarter                            15 5/8           6 1/16

Fiscal 2000:
         First Quarter                             12 7/8           6 1/2
         Second Quarter                            10               4 1/2
         Third Quarter                             12 1/8           9 1/2
         Fourth Quarter                            11 7/8           8

         As of March 16, 2001, there were 52 holders of record of the Company's Common Stock. On March 16, 2001, the closing sale price of the Common Stock as reported by The Nasdaq Stock Market was $9.50.

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to finance future growth and working capital needs and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Additionally, the Company's bank agreements limits the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data are derived from the financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements and related notes thereto included in Item 8.

                                                                         For Year Ended December 31,
                                                     --------------------------------------------------------------------
                                                          1996            1997        1998        1999         2000
                                                     --------------------------------------------------------------------
                                                                   (In thousands, except per share amounts)
Statement of Operations Data:
Net revenues                                             $ 71,599        $ 91,653    $120,982   $153,049     $198,609
                                                         --------        --------    --------   --------     --------
Operating expenses:
  Cost of services                                         38,537          50,662      69,588     84,390      111,545
  Selling, general and administrative                      30,708          37,009      47,012     60,080       74,826
  Nonrecurring compensation expense                        12,689            --          --         --           --
                                                         --------        --------    --------   --------     --------
                                                           81,934          87,671     116,600    144,470      186,371
                                                         --------        --------    --------   --------     --------
    Operating income (loss)                               (10,335)          3,982       4,382      8,579       12,238
Interest expense (income), net                                180            (398)        406        801        1,207
                                                         --------        --------    --------   --------     --------
Income (loss) before income taxes                         (10,515)          4,380       3,976      7,778       11,031
Income tax provision (benefit)                             (2,998)          1,708       1,550      3,033        4,302
                                                         --------        --------    --------   --------     --------
Net income (loss)                                        $ (7,517)       $  2,672    $  2,426   $  4,745     $  6,729
                                                         ========        ========    ========   ========     ========
Diluted earnings (loss) per share                        $  (0.72)       $   0.22    $   0.20   $   0.39     $   0.54
                                                         ========        ========    ========   ========     ========

Shares used in computing diluted
    earnings per share                                     10,407          12,044      12,023     12,261       12,454
                                                         ========        ========    ========   ========     ========
Pro Forma data:
    Historical loss before                               $(10,515)
        Income taxes
    Pro forma income tax benefit (1)                       (3,767)
                                                         --------
    Pro forma net loss (1)                               $ (6,748)
                                                         ========
    Pro forma diluted loss per share (1)                 $  (0.65)
                                                         ========
    Shares used in computing pro forma
        diluted loss per share                             10,407
                                                         ========

                                                                             As of December 31,
                                                     --------------------------------------------------------------------
                                                             1996            1997          1998        1999         2000
                                                     --------------------------------------------------------------------
                                                                               (In thousands)
Balance Sheet Data:
Cash and cash equivalents                                $ 18,298        $ 17,711       $14,225     $12,239       $8,539
Working capital                                            27,066          25,530        27,093      26,767       23,277
Total assets                                               49,112          61,578        75,876      78,073       93,737
Long-term debt, less current maturities                     1,057           4,799        14,000      10,000        6,000
Capitalized lease obligations,
    less current maturities                                 1,296           1,498           833         308           --
Shareholders' equity                                       41,020          43,368        45,785      50,340       56,683

-----------
(1) A pro forma provision for income taxes for periods prior to the effective date of the Company's initial public offering has been computed as if the Company had been fully subject to federal and state income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

                                                                                 Year Ended December 31,
                                                                ---------------------- ----------------- -----------------
                                                                        2000                 1999              1998
                                                                ---------------------- ----------------- -----------------
Net revenues                                                           100.0%               100.0%            100.0%
                                                                       ------               ------            ------
Operating expenses
         Cost of services                                               56.2                 55.1              57.5
         Selling, general and administrative                            37.6                 39.3              38.9
                                                                        ----                 ----              ----
                                                                        93.8                 94.4              96.4
                                                                        ----                 ----              ----

                  Operating income                                       6.2                  5.6               3.6

Interest expense                                                          .8                   .8                .8
Interest income                                                          (.2)                 (.3)              (.5)
                                                                        ----                 ----              ----

                  Income before income taxes                             5.6                  5.1               3.3

Income tax expense                                                       2.2                  2.0               1.3
                                                                         ---                  ---               ---

Net income                                                               3.4%                 3.1%              2.0%
                                                                        ====                 ====              ====

Year Ended December 31, 2000 and 1999

         Net Revenues. Net revenues increased 30% to $198.6 million from $153.0 million in 1999. Approximately 60% of the increase came from new customers, with existing customers accounting for 40% of the increase. Revenues from the Domestic TeleServices segment were $83.9 million in both 2000 and 1999, primarily as a result of telesales campaigns which utilize credit card files, as privacy concerns restrained marketing activities in the early part of 2000. Business in this segment increased in the second half, as revenues for the second half of 2000 grew 17% over the same period in 1999. Strong growth in the International Services and Customer Management Services segments drove the revenue growth for the year. International Services revenues grew 117% to $52.2 million from $24.0 million in 1999 with new customers accounting for approximately 60% of the increase. Customer Management Services grew 39% to $62.5 million from $45.1 million in 1999. Most of this growth was from new clients.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 32% to $111.5 million in 2000 from $84.4 million in 1999. This increase is primarily the result of increased direct labor required to support the increased revenue volume. As a percentage of revenues, cost of services increased to 56% in 2000 from 55% in 1999 as an increase in labor cost per production hour offset savings in telecommunication costs per hour.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 25% to $74.8 million in 2000 from $60.1 million in 1999 due to increased numbers of contact centers and workstation capacity and additional sales and systems support implemented to support business growth and the launch of CRM based technology services. As percentage of revenues, selling, general and administrative expenses were 38% in 2000 versus 39% in 1999 as the Company was able to leverage its existing infrastructure to support volume growth.

         Interest Expense, net. Net interest expense of $1.2 million in 2000 versus $801,000 in 1999 reflects the interest expense related to borrowings against the Company's equipment line of credit and capital leases for capital expansion offset by investment income. The increase in net interest expense is primarily the result of increased average outstanding balances on line of credit borrowings to fund capital expenditures in 2000 as compared to 1999.

         Provision for Income Taxes. Provision for income taxes increased $1.3 million to $4.3 million in 2000 from $3.0 million in 1999. For both 2000 and 1999, the provision for income taxes was approximately 39% of income before taxes.

Years Ended December 31, 1999 and 1998

         Net Revenues. Net revenues increased 27% to $153.0 million from $121.0 million in 1998 primarily due to strong revenue growth from customers in the insurance, telecommunications, and health care industries and our expansion into Internet Support Services. Domestic TeleServices revenues grew 6% to $83.9 million from $79.0 million in 1998. Growth in this segment was restrained by a slowdown in telesales campaigns which utilized credit card files. This low growth rate resulted in reduced profitability for the Domestic TeleServices segment. International revenues grew 80% to $24.0 million in 1999 from $13.4 million in 1998 due to our rapid growth in Europe, Canada, Spantel and the Company's expansion into Australia. Customer Management Services revenues increased 58% to $45.1 million from $28.6 million in 1998 reflecting the addition and expansion of several customer care contracts.

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

         Historically, the Company's business tends to be strongest in the second and fourth quarters due to the high level of client sales activity in the spring and prior to the holiday season in the fall. In the first quarter, telesales activity generally levels off or slows from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. In addition, the Company typically expands its operations in the first quarter to support anticipated business growth beginning in the second quarter. As a result, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenues, which results in decreased profitability for the first quarter versus the previous fourth quarter. Also, demand for the

Company's telesales services typically slows or decreases in the third quarter as the volume of business decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter as it expands it's capacity in anticipation of higher demand for its services during the fourth quarter. During Calendar 2000, the strong growth of the Customer Management Services and International Services divisions throughout the year caused sequential revenue increases in all four quarters.

Liquidity and Capital Resources

         Cash provided by operations in 2000 was $9.0 million compared to $11.5 million in 1999. The $2.5 million decrease is primarily due to an increase in accounts receivable as net revenues continue to grow. Accounts receivable at December 31, 2000 increased 47% from the balance at December 1999, slightly lower than the revenue growth rate of 49% in the fourth quarter of 2000 compared to the fourth quarter of 1999. This increase in accounts receivable was partially offset by higher net income and depreciation, as well as an increase in accounts payable and accrued expenses.

         Cash used in investing activities was $16.3 million in 2000 compared to $8.6 million in 1999. The increase over the prior year is attributable to a significant investment in software licenses for hosted CRM technology services to be provided by our wholly owned subsidiary iCT ConnectedTouch and the significant investment in capital expenditures made to increase capacity to support the revenue growth of the Company. The Company added 1,753 workstations in 2000, and operated 5,921 workstations at December 31, 2000. In 1999 the Company added 752 workstations, and operated 4,168 workstations at December 31, 1999.

         Cash provided by financing activities was $4.4 million in 2000 versus cash used in financing activities of $4.6 million in 1999. The $9.0 million increase is primarily the result of borrowings totaling $8.5 million to fund capital expenditures.

         The Company's operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's equipment Line of Credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. The capital lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at December 31, 2000 were $292,000. At December 31, 2000, term debt obligations were $10.0 million and borrowings under the Company's Line of Credit were $8.5 million.

         In 1998, the Company signed a three-year, $45.0 million credit agreement with BankBoston, N.A. and Summit Bancorp. At December 31, 2000, outstanding obligations under the credit agreement were $18.5 million consisting of long-term debt obligations of $10 million, and Line of Credit borrowings of $8.5 million. The amount available under the credit agreement was $18.5 million. Repayments of termed out amounts totaling $8.0 million have permanently reduced the amount available to borrow under the Line of Credit.

         The Company's current credit agreement expires in the second quarter of 2001. The Company is currently negotiating a new credit agreement, however, there are no assurances that an agreement will be reached with terms acceptable to the Company. Management believes that cash on hand, together with cash flow generated from operations and funds available under the Line of Credit will be sufficient to finance the Company's current operations and planned capital expenditures at least into 2002.

Recent Accounting Pronoucements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", which must be adopted by the Company on January 1, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not currently hold derivative instruments or engage in hedging activities, and as such, the adoption of this pronouncement will not have any impact on the Company's financial position or results of operations when adopted.

         In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was to be effective in the fourth quarter of 2000. The adoption had no effect on the Company's financial condition or results of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's operations are exposed to market risks primarily as a result of changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

         Interest Rate Risk

         The Company's exposure to market risk for changes in interest rates relates to its long term debt obligations. The fixed rate of 7% on the Company's long term debt at December 31, 2000 approximates market rates; thus, the fair value of the debt approximates its reported value. In the past the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

         Foreign Currency Risk

         The Company does not use foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. The Company has operations in Canada, Ireland, the United Kingdom, and Australia which are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these operations from local currencies to US dollars affects year-to-year comparability of operating results. The Company's foreign operations represent 21.5% of the Company's consolidated revenues for the year ended December 31, 2000. In addition, foreign operations produced 14.0% of the business associated with domestic revenues. Management does not expect the risk of foreign currency fluctuations to be material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item will be contained in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement"), which is hereby incorporated herein by reference.

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

      3.1         Articles of Incorporation. (2)
      3.2         Bylaws. (2)
      9.1         Amended and Restated Voting Trust Agreement among John J.
                  Brennan, Donald P. Brennan and the Company, dated October 16, 2000. (1) (Exhibit 10.11)+
      9.3 Form of Voting Agreement between the Company and certain option holders. (1) (Exhibit 10.13)
     10.1         ICT Group, Inc. 1987 Stock Option Plan. (1) (2)+
     10.2         ICT Group, Inc. Equity Incentive Plan. (1)+
     10.3         ICT Group, Inc. Equity Compensation Plan. (2)+
     10.4         ICT Group, Inc. 1996 Non-Employee Directors Plan. (2)+
     10.5 Employment Agreement between John J. Brennan and the Company, dated May 8, 1996.(2)+
     10.7 Employment Agreement between John L. Magee and the Company, dated April 1, 1987. (1)+
     10.8 Employment Agreement between John D. Campbell and the Company, dated October 1, 1987. (1)+
     10.11        Amended and Restated Shareholders Agreement among John J.
                  Brennan, Donald P. Brennan, the Company and certain family trusts, dated October 16, 2000. (1) (Exhibit 10.12)+
     10.13 $45,000,000 Credit Agreement dated as of April 21, 1998 among the Company, Eurotel Marketing Limited, Yardley Enterprises, Inc., Harvest Resources, Inc., ICT/Canada Marketing, Inc., the Lenders referred to therein, BankBoston, N.A. as Administrative Agent and Summit Bank as Co-Agent (3) (Exhibit 10.13)
     10.14 Employment Agreement between Vincent A. Paccapaniccia and the Company, dated August 24, 1998.
     10.15 First Amendment to Credit Agreement among the Company, Eurotel Marketing Limited, Yardley Enterprises, Inc., Harvest Resources, Inc., ICT/Canada Marketing, Inc., the Lenders referred to therein, BankBoston, N.A. as Administrative Agent and Summit Bank as Co-Agent (3) (Exhibit 10.13) dated December 22, 1998.
     10.17 Employment Agreement between Timothy F. Kowalski and the Company, dated July 7, 1997

     10.18        Employment Agreement between Vincent M. Dadamo and the
                  Company, dated May 29, 1999
     10.19        ICT Group, Inc. Non-Qualified Deferred Compensation Plan
     10.20        iCT ConnectedTouch Option Plan*
     10.21        Employment Agreement between Pam Goyke and the Company, dated
                  September 11, 2000.*
     10.22        Employment Agreement between Dean Kilpatrick and the Company, dated May 1, 1995.*
     10.23        Lease Agreement between Brandywine Operating Partnership,
                  L.P. and the Company, dated January 23, 2001.*
     21           List of Subsidiaries*
     23           Consent of Independent Public Accountants*

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

Dated:  March 30, 2001

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

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----
By:   /s/ John J. Brennan                   Chairman, President, Chief                        March 30, 2001
   --------------------------------         Executive Officer and Director
      John J. Brennan                       (principal executive officer)


By:  /s/ Vincent A. Paccapaniccia           Senior Vice President, Finance and                March 30, 2001
   --------------------------------         Administration, Chief Financial Officer
      Vincent A. Paccapaniccia              and Asst. Secretary (principal financial and
                                            accounting officer)


By:  /s/ Donald P. Brennan                  Director                                          March 30, 2001
   --------------------------------
      Donald P. Brennan

By:  /s/ Bernard Somers                     Director                                          March 30, 2001
   --------------------------------
      Bernard Somers

By:   /s/ John Stoops                       Director                                          March 30, 2001
   --------------------------------
      John Stoops

By:   /s/ Seth Lehr                         Director                                          March 30, 2001
   --------------------------------
      Seth Lehr

                                EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------
     9.1      Amended and Restated Voting Trust Agreement among John J. Brennan,
              Donald P. Brennan and the Company, dated October 16, 2000
    10.11     Amended and Restated Shareholders Agreement among John J. Brennan,
              Donald P. Brennan, the Company and certain family trusts, dated
              October 16, 2000.
    10.20     ICT ConnectedTouch Option Plan*
    10.21     Employment Agreement between Pam Goyke and the Company dated
              September 11, 2000*
    10.22     Employment Agreement between Dean Kilpatrick and the Company, dated May 1, 1995.*
    10.23     Lease Agreement between Brandywine Operating Partnership, L.P. and the Company, dated January 23, 2001.*
    21        List of Subsidiaries*
    23        Consent of Independent Public Accountants*

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

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-7

FINANCIAL STATEMENT SCHEDULE:
    II. VALUATION AND QUALIFYING ACCOUNTS                              F-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ICT Group, Inc.:

We have audited the accompanying consolidated balance sheets of ICT Group, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICT Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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




                                                   ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
    February 9, 2001

                        ICT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                        -----------------------------------
                                       ASSETS                                               2000                    1999
                                                                                        -------------            ----------

CURRENT ASSETS:
    Cash and cash equivalents                                                         $     8,539,170        $    12,239,021
    Accounts receivable, net of allowance for doubtful accounts
       of $684,103 and $804,588                                                            42,411,274             28,796,353
    Prepaid expenses and other                                                              3,073,430              2,599,418
    Deferred income taxes                                                                     306,943                556,456
                                                                                      ---------------        ---------------

              Total current assets                                                         54,330,817             44,191,248

PROPERTY AND EQUIPMENT, net                                                                36,160,410             29,420,635

DEFERRED INCOME TAXES                                                                       1,689,056              2,858,145

OTHER ASSETS                                                                                1,556,999              1,602,721
                                                                                      ---------------        ---------------

                                                                                      $    93,737,282        $    78,072,749
                                                                                      ===============        ===============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit                                                                    $     8,500,000        $            --
    Current portion of long-term debt                                                       4,000,000              4,000,000
    Current portion of capitalized lease obligations                                          291,918                524,642
    Accounts payable                                                                       10,433,489              7,868,817
    Accrued expenses                                                                        7,828,638              5,031,018
                                                                                      ---------------        ---------------

              Total current liabilities                                                    31,054,045             17,424,477
                                                                                      ---------------        ---------------

LONG-TERM DEBT                                                                              6,000,000             10,000,000
                                                                                      ---------------        ---------------

CAPITALIZED LEASE OBLIGATIONS                                                                      --                308,289
                                                                                      ---------------        ---------------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
      none issued                                                                                 --                     --
    Common stock, $.01 par value, 40,000,000 shares authorized, 12,073,550 and
      11,810,025 shares issued and outstanding                                                120,736                118,100
    Additional paid-in capital                                                             49,797,414             49,402,416
    Retained earnings                                                                       8,283,211              1,554,005
    Accumulated other comprehensive loss                                                   (1,518,124)              (734,538)
                                                                                      ---------------        ---------------

              Total shareholders' equity                                                   56,683,237             50,339,983
                                                                                      ---------------        ---------------

                                                                                      $    93,737,282        $    78,072,749
                                                                                      ===============        ===============

                                      F-3

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the Year Ended
                                                                                December 31,
                                                              --------------------------------------------------
                                                                    2000              1999             1998
                                                              ---------------   ---------------  ---------------

NET REVENUES                                                   $198,609,414     $153,049,467     $   120,981,890
                                                               ------------     ------------     ---------------
OPERATING EXPENSES:
    Cost of services                                            111,545,354       84,390,236          69,587,985
    Selling, general and administrative                          74,825,658       60,079,796          47,011,939
                                                               ------------     ------------     ---------------
                                                                186,371,012      144,470,032         116,599,924
                                                               ------------     ------------     ----------------
           Operating income                                      12,238,402        8,579,435           4,381,966
INTEREST EXPENSE                                                  1,674,088        1,261,652           1,019,511
INTEREST INCOME                                                    (467,171)        (460,684)           (613,682)
                                                               ------------     ------------     ---------------


           Income before income taxes                            11,031,485        7,778,467           3,976,137

INCOME TAXES                                                      4,302,279        3,033,462           1,549,309
                                                              -------------     ------------     ---------------

NET INCOME                                                    $   6,729,206     $  4,745,005     $     2,426,828
                                                              =============     ============     ===============

EARNINGS PER SHARE:
     Basic earnings per share                                 $        0.56     $       0.40     $          0.21
                                                              =============     ============     ===============

     Diluted earnings per share                               $        0.54     $       0.39     $          0.20
                                                              =============     ============     ===============

     Shares used in computing basic earnings
        per share                                                11,922,671       11,748,776          11,569,931
                                                              =============     ============     ===============
     Shares used in computing diluted earnings
        per share                                                12,454,151       12,261,075          12,023,152
                                                              =============     ============     ===============

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                         Accumulated
                                              Common Stock       Additional    Deferred    Retained       Other Comp-     Total
                                          --------------------    Paid-in      Compen-     Earnings       rehensive    Shareholders'
                                           Shares      Amount     Capital      sation      (Deficit)     Income (loss)     Equity
                                          ---------    -------   ----------   ----------  ------------   -------------  -----------
BALANCE, DECEMBER 31, 1997               11,542,300   $115,423   $49,257,879   $(107,428)  $(5,617,828)  $  (279,847)   $43,368,199
  Amortization of deferred compensation        --         --            --        53,712          --            --           53,712
  Exercise of stock options                 100,175      1,002        76,251        --            --            --           77,253
                                                                                                                        -----------
  Comprehensive income:
     Net income                                --         --            --          --       2,426,828          --        2,426,828
     Currency translation adjustment           --         --            --          --            --        (140,907)      (140,907)
                                                                                                                        -----------
           Total comprehensive income                                                                                     2,285,921
                                         ----------   --------   -----------   ---------   -----------   -----------    -----------
BALANCE, DECEMBER 31, 1998               11,642,475    116,425    49,334,130     (53,716)   (3,191,000)     (420,754)    45,785,085
  Amortization of deferred compensation        --         --            --        53,716          --            --           53,716
  Exercise of stock options                 167,550      1,675        68,286        --            --            --           69,961
                                                                                                                        -----------
  Comprehensive income:
     Net income                                --         --            --          --       4,745,005          --        4,745,005
     Currency translation adjustment           --         --            --          --            --        (313,784)      (313,784)
                                                                                                                        -----------
           Total comprehensive income                                                                                     4,431,221
                                         ----------   --------   -----------   ---------   -----------   -----------    -----------
BALANCE, DECEMBER 31, 1999               11,810,025    118,100    49,402,416        --       1,554,005      (734,538)    50,339,983
 Exercise of stock options                  263,525      2,636       394,998        --             --            --         397,634
                                                                                                                        -----------
 Comprehensive income:
    Net income                                 --         --            --          --       6,729,206          --        6,729,206
    Currency translation adjustment            --         --            --          --            --        (783,586)      (783,586)
                                                                                                                        -----------
          Total comprehensive income           --         --            --          --            --            --        5,945,620
                                         ----------   --------   -----------   ---------   -----------   -----------    -----------
BALANCE, DECEMBER 31, 2000               12,073,550   $120,736   $49,797,414   $    --     $ 8,283,211   $(1,518,124)   $56,683,237
                                         ==========   ========   ===========   =========   ===========   ===========    ===========


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Year Ended December 31,
                                                            --------------------------------------------
                                                                2000            1999            1998
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $  6,729,206    $  4,745,005    $  2,426,828
    Adjustments to reconcile net income to
       net cash provided by operating activities-
         Depreciation and amortization                         9,621,025       8,003,889       5,667,166
         Deferred income tax expense (benefit)                 1,418,602         (64,583)        143,857

         (Increase) decrease in-
           Accounts receivable                               (13,614,921)     (2,452,672)     (8,659,610)
           Prepaid expenses and other                           (474,012)     (1,041,503)        309,612
           Other assets                                          (44,161)         42,587        (406,491)
         Increase (decrease) in-
           Accounts payable                                    2,564,672         984,738       1,061,441
           Accrued expenses                                    2,797,620       1,322,282        (250,466)
                                                            ------------    ------------    ------------
                Net cash provided by operating activities      8,998,031      11,539,743         292,337
                                                            ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                      (16,270,917)     (8,646,665)    (14,755,145)
                                                            ------------    ------------    ------------
                Net cash used in investing activities        (16,270,917)     (8,646,665)    (14,755,145)
                                                            ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line of credit                        8,500,000            --              --
    Proceeds from long-term debt                                    --              --        12,161,222
    Payments on long-term debt                                (4,000,000)     (4,000,000)       (346,202)
    Payments on capitalized lease obligations                   (541,013)       (665,487)       (744,333)
    Proceeds from exercise of stock options                      397,634          69,961          77,253
                                                            ------------    ------------    ------------
                Net cash provided by (used in) financing
                   activities                                  4,356,621      (4,595,526)     11,147,940
                                                            ------------    ------------    ------------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                 (783,586)       (313,784)       (140,907)
                                                            ------------    ------------    ------------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                           (3,699,851)     (2,016,232)     (3,455,775)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                    12,239,021      14,255,253      17,711,028
                                                            ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $  8,539,170    $ 12,239,021    $ 14,255,253
                                                            ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BACKGROUND:

ICT Group, Inc. (incorporated in the state of Pennsylvania in 1987) and subsidiaries (the "Company") is a global supplier of Customer Relationship Management (CRM) services - consisting of integrated telesolutions, e-solutions and market solutions - which help its clients identify, acquire, retain, service, measure and maximize the lifetime value of their customer relationships. The Company manages 42 customer contact centers in the U.S., Europe, Canada and Australia from which it supports outbound and inbound telesales, customer management services, Web-enabled center services, and e-mail management, for domestic and multinational corporations and institutions, primarily in the insurance, financial, telecommunications/energy services, pharmaceutical and healthcare, and information technology industries.

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

Revenue Recognition

The Company recognizes revenues as services are performed, generally based on hours of work incurred. Amounts collected from customers prior to the performance of services are recorded as deferred revenues. Deferred revenues were not material as of December 31, 2000 and 1999.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. Cash equivalents at December 31, 2000 consist of an overnight repurchase agreement, money market accounts and investment-grade commercial paper.

Property and Equipment

                                                                      December 31,
                                                             ------------------------------
                                                                  2000              1999
                                                             --------------   -------------

       Communications and computer equipment                 $54,023,505        $41,969,697
       Furniture and fixtures                                 11,837,556          9,556,467
       Leasehold improvements                                  6,614,403          4,678,383
                                                             -----------        -----------
                                                              72,475,464         56,204,547
       Less -  Accumulated depreciation and
                   amortization                              (36,315,054)       (26,783,912)
                                                             ------------       -----------
                                                             $36,160,410        $29,420,635
                                                             ===========        ===========

Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the applicable assets using the straight-line method. The lives used are as follows:

        Communications and computer equipment    3-5 years
        Furniture and fixtures                   5-7 years
        Leasehold improvements                   Lease term

Depreciation expense was $9,531,142, $7,860,290 and $5,564,496 for the years ended December 31, 2000, 1999 and 1998, respectively. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized.

Equipment under capital leases included in property and equipment is $5,946,468, with related accumulated amortization of $5,527,971 and $5,072,021 at December 31, 2000 and 1999, respectively.

Other Assets

                                                                                    December 31,
                                                                         ---------------------------------
                                                                              2000                1999
                                                                         -------------      --------------
        Deposits                                                         $     913,645      $     866,021
        Goodwill, net of accumulated amortization of $338,914
           and $278,427                                                        569,021            629,508
        Other                                                                   74,333            107,192
                                                                         -------------      -------------

                                                                         $   1,556,999      $   1,602,721
                                                                         =============      =============




Goodwill is amortized over 15 years on a straight-line basis and amortization expense was $60,487 for the years ended December 31, 2000, 1999 and 1998.

Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to measure recoverability. If impairment exists, measurement of the impairment will be based on generally accepted valuation methodologies. No such impairments were recognized in any of the periods presented.

Accrued Expenses

                                                                           December 31,
                                                                  -----------------------------
                                                                       2000             1999
                                                                  -------------    ------------

       Payroll and related benefits                               $   5,160,236   $   2,977,313
       Telecommunications expense                                       559,289         900,192
       Income taxes payable                                            1,184,842             --
       Interest                                                         220,157          24,500
       Other                                                            704,114       1,129,013
                                                                  -------------   -------------

                                                                  $   7,828,638   $   5,031,018
                                                                  =============   =============

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities measured using enacted income tax rates and laws that are expected to be in effect when the differences reverse. (See Note 4).

Supplemental Cash Flow Information

For the years ended December 31, 2000, 1999 and 1998, the Company paid interest of $1,479,031, $1,562,798, and $763,473, respectively. For the years ended December 31, 2000, 1999 and 1998, the Company paid income taxes of $1,683,327, $3,529,584 and $1,968,387, respectively.

Major Customers and Concentration of Credit Risk

In 2000, 1999 and 1998, one customer accounted for approximately 19%, 17% and 22% of net revenues, respectively. In 2000, 1999 and 1998, net revenues from customers within the insurance industry accounted for 33%, 35% and 34% of total net revenues, respectively, and customers within the financial services industry accounted for 31%, 30% and 33% of total net revenues, respectively. The loss of the Company's major customers or a downturn in the insurance or financial services industries could have a material adverse effect on the Company's business.

Concentration of credit risk is limited to trade receivables and is subject to the financial conditions of certain major customers. The Company generally does not require collateral from its customers.

Earnings Per Share

Basic earnings per share ("Basic EPS") is computed by dividing the net income for each year by the weighted average number of shares of Common Stock outstanding for each year. Diluted earnings per share ("Diluted EPS") is computed by dividing net income for each year by the weighted average number of shares of Common Stock and the dilutive effect of Common Stock equivalents during each year. For the years ended December 31, 2000, 1999 and 1998, the dilutive effect of Common Stock equivalents used in computing Diluted EPS was 531,480, 512,299 and 453,221, respectively. For the years ended December 31, 2000, 1999 and 1998, options to purchase 365,875, 68,500 and 782,429 shares of
Common Stock, respectively, were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive.

Comprehensive Income (Loss)

The Company follows SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133", which must be adopted by the Company on January 1, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not currently hold derivative instruments or engage in hedging activities, and as such, the adoption of this pronouncement will not have any impact on the Company's financial position or results of operations when adopted.

         In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was to be effective in the fourth quarter of 2000. The adoption had no effect on the Company's financial condition or results of operations.

 3. DEBT:

                                                                                  December 31,
                                                                       --------------------------------
                                                                             2000              1999
                                                                       ---------------   --------------
     Line of credit                                                    $    8,500,000    $          --
                                                                       --------------    --------------
     Term loan, interest at 7%, principal payments of
        $333,333 per month through June 2003                               10,000,000        14,000,000
                                                                       --------------    --------------
     Less - Current portion                                                (4,000,000)       (4,000,000)
                                                                       --------------    --------------
                                                                       $    6,000,000    $   10,000,000
                                                                       ==============    ==============

Future maturities of long-term debt are as follows at December 31, 2000:



                  2001               $   4,000,000
                  2002                   4,000,000
                  2003                   2,000,000
                                     -------------
                                     $  10,000,000
                                     =============

In April 1998, the Company entered into an agreement with two banks under which the Company obtained a Line of Credit for an aggregate of $45.0 million (the "Line of Credit"). Upon execution of the agreement, all principal amounts outstanding under prior agreements, plus accrued interest and fees incurred in connection with the new agreement, were rolled into the Line of Credit. This agreement was amended in December 1998 to allow for an annual calendar year term out. Borrowings may be used for acquisitions, working capital, capital expenditures and other corporate purposes. The Line of Credit can be drawn upon through July 2001, at which time all amounts outstanding are repayable, unless the Company has elected to term out eligible borrowings as described below. Borrowings totaling $8,500,000 made during 2000 are classified as current since the existing agreement expires in July 2001. It is the Company's intent to negotiate a new credit agreement and repay this amount under that new agreement. Interest on borrowings is calculated at either prime less 0.75%, or Libor plus 1.5%, at the option of the Company and payable quarterly.

Under the terms of the amended agreement, the Company has the option, once each year, to convert amounts borrowed for capital expenditures to term loans. Amounts converted to term loans are repayable monthly in fifty-four equal principal payments plus interest. Interest on the term loans is variable at a base rate, as defined, minus 0.5%. The Company may elect to convert such variable rate to a fixed rate, as defined, plus 1.50%. In December 1998, the Company elected to convert $18,000,000 of borrowings under the Line of Credit into a term loan. The term loan is repayable in 54 monthly installments of $333,333 plus interest at a fixed rate of 7%, commencing January 1999. Repayments of termed out amounts permanently reduce the amount available to borrow under the Line of Credit. The amount of the unused Line of Credit at December 31, 2000 totaled $18,500,000.

The Company must pay a quarterly commitment fee of .25% on the average daily balance of any unused amount of the Line of Credit. The Company incurred interest expense of $768,338, $0 and $650,908 under the Line of Credit for the years ended December 31, 2000, 1999 and 1998 respectively. The weighted average interest rate on borrowings under the Line of Credit for the years ended December 31, 2000 and 1998 was 8.4% and 7.4%, respectively.

Borrowings under the Line of Credit are secured by substantially all of the Company's assets. The Company is required to maintain certain financial ratios and a specified level of net worth, as defined, and payments of dividends and repurchases of stock are limited. As of December 31, 2000, the Company was in compliance with the terms of the Line of Credit.

4. INCOME TAXES:

The components of the income before income taxes are as follows:

                                                                  Year Ended December 31,
                                               ----------------------------------------------------------
                                                     2000                 1999                  1998
                                               ---------------      ---------------       ---------------
      Domestic                                 $     8,022,414      $     7,519,791       $     4,038,383
      Foreign                                        3,009,071              258,676               (62,246)
                                               ---------------      ---------------       ---------------
                                               $    11,031,485      $     7,778,467       $     3,976,137
                                               ===============      ===============       ===============

The components of the income tax provision are as follows:

                                                                   Year Ended December 31,
                                                 --------------------------------------------------------
                                                       2000                1999                  1998
                                                 --------------      --------------        --------------
      Current:
        Federal                                  $    1,611,557      $    2,680,365        $    1,271,126
        State                                           160,000                  --                 9,746
        Foreign                                       1,112,120             417,680               124,580
                                                 --------------      --------------        --------------

                                                      2,883,677           3,098,045             1,405,452
                                                 --------------      --------------        --------------
      Deferred:
        Federal                                       1,605,002             123,445               121,725
        State                                                --             (38,548)               22,132
        Foreign                                        (186,400)           (149,480)                --
                                                 -----------------   -----------------     --------------

                                                      1,418,602             (64,583)              143,857
                                                 --------------      ---------------       --------------

                                                 $    4,302,279      $    3,033,462        $    1,549,309
                                                 ==============      ==============        ==============

The approximate income tax effect of each type of temporary difference is as follows:

                                                                                     December 31,
                                                                          --------------------------------
                                                                                2000             1999
                                                                          --------------   ---------------
           Deferred tax assets:
             Nonrecurring compensation expense                            $    2,487,958   $    3,526,358
             Accruals and reserves not currently
                deductible for tax                                               306,943          556,456
             Other                                                               380,434          192,034
                                                                          --------------   --------------
                                                                          $    3,175,335   $    4,274,848
                                                                          ==============   ==============
           Deferred tax liabilities:
             Depreciation methods                                               (666,630)        (755,433)
             Other                                                              (512,706)        (104,814)
                                                                          ---------------  ---------------
                                                                          $   (1,179,336)  $     (860,247)
                                                                          ===============  ===============

The Company has recorded no valuation reserve for deferred tax assets as of December 31, 2000. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

In June 1996, the Company recorded a nonrecurring compensation charge of $12.7 million relating to the extension of stock options. In connection with the compensation charge, the Company recorded a deferred tax benefit of $4.7 million based on the then excess of the Company's stock price ($16 per share) over the exercise price of the extended options. To the extent the stock price is below $16 per share when the options are exercised, the actual tax deduction the Company will receive will be less than the carrying amount of the deferred tax asset. Based on the Company's stock price at December 31, 2000 of $9.625 per share, an impairment of $1.0 million would have occurred had all of the extended options been exercised. To the extent non-extended options are exercised that result in a tax deduction the potential impairment of the deferred tax asset would be reduced.

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                           Year Ended December 31,
                                                                 ------------------------------------------
                                                                     2000            1999              1998
                                                                     ----            ----              ----
  Federal statutory tax rate                                         34.0%           34.0%             34.0%
  State income taxes, net of federal tax benefit                       1.0             0.2               1.3
  Other                                                                4.0             4.8               3.7
                                                                 ---------       ---------          --------
                                                                     39.0%           39.0%             39.0%
                                                                 =========       =========          ========

5. PROFIT SHARING PLAN:

The Company maintains a trusteed profit sharing plan (Section 401(k)) for all qualified employees, as defined. The Company matches 50% of employee contributions, up to a maximum of 6% of the employee's compensation; however, it may also make additional contributions to the Plan based upon profit levels and other factors. No such additional contributions were made in 2000, 1999 or 1998. Employees are fully vested in their contributions, while full vesting for the Company's contributions occurs upon death, disability, retirement or completion of five years of service. In 2000, 1999 and 1998, the Company's contributions were $562,806, $446,050 and $323,060, respectively. The Plan's trustees are the management of the Company.

In 1999, the Company adopted a Non-Qualified Deferred Compensation Plan for certain employees and deferrals commenced in April 2000. This plan allows certain employees to defer a portion of their compensation on a pre-tax basis. Employees are fully vested in their deferred amounts, but withdrawals are not permitted until the plan is terminated, the employee attains age 65, or the employee terminates, becomes disabled, or dies. Other withdrawals are permitted for unforeseeable emergencies only. Effective January 1, 2001, the Company will match 10% of employee deferrals, up to certain limits with vesting of Company matching contributions occurring ratably over three years. There was no Company match in 2000.


6. EQUITY PLANS:

Stock Option Plans

The Company's 1996 Equity Compensation Plan authorizes up to 1,620,000 shares of Common Stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, stock appreciation rights and other awards based on the Company's Common Stock. The options to be granted and the option prices are established by the Board of Directors or a committee composed of two or more of its members. Incentive stock options are granted at prices not less than fair market value. Options are exercisable for periods not to exceed ten years, as determined by the Board of Directors or its committee and generally vest over a 3 year period. As of December 31, 2000, 654,400 shares of Common Stock were available for grant under the plan.

The Company's 1996 Non-Employee Director Plan authorizes up to 50,000 shares of Common Stock for issuances of nonqualified stock options to non-employee directors. As of December 31, 2000, 20,000 shares of Common Stock are available for grant under this plan.

In connection with the Company's 1987 Stock Option Plan options to purchase 1,530,000 shares of Common Stock were authorized for issuance. No future grants will be made under this plan.

Equity Incentive Plan

In December 1995, the Company adopted an Equity Incentive Plan that provided for the issuance of up to 270,000 Equity Incentive Units ("Units"). In December 1995, the Company awarded 159,300 Units with a purchase price of $1.02 per Unit. Each Unit allows the holder the right to purchase one share of Common Stock at a specified price. Units are exercisable for a period not to exceed ten years from the date of grant. As of December 31, 2000, there were 74,475 Units outstanding. No more Units will be granted under the Equity Incentive Plan.

iCT ConnectedTouch Equity Incentive Plan

         The Company formed iCT ConnectedTouch LLC ("ConnectedTouch") in February 2000 as a Pennsylvania limited liability company. ConnectedTouch is a wholly owned subsidiary of the Company engaged in the business of providing customer relationship management software and technology hosting services as an application service provider to in-house operations and to provide related consulting services. The Company owns 10,000,000 interests in ConnectedTouch, consisting of all the issued and outstanding interests in ConnectedTouch. The ownership of an "interest" in a Pennsylvania limited liability company is similar to the ownership of a share of common stock in a corporate entity.

         In May 2000, ConnectedTouch adopted a 2000 Equity Compensation Plan (the "Plan") pursuant to which ConnectedTouch reserved for issuance options to purchase up to 2,000,000 interests in ConnectedTouch. The Plan permits the issuance of these options to employees of the Company or ConnectedTouch and to members of the Board of Directors of the Company and ConnectedTouch.

         On October 19, 2000 ConnectedTouch issued options to purchase 961,000 interests under the Plan to sixty-seven (67) individuals consisting of employees of the Company and ConnectedTouch and each member of the Company's Board of Directors. These options were issued at an exercise price of $.30 per interest, the fair market value of the interests at the time of grant as determined by an independent financial advisor retained by the Company. These interests become exercisable only if ConnectedTouch completes an initial public offering of its stock within ten years after the date of grant. If ConnectedTouch does complete such a public offering, the options vest and become exercisable in full at such time. The respective rights and obligations of the option holders, including without limitation, such matters as the termination of the options upon the termination of the option holder's employment or upon the occurrence of a change of control or other corporate event affecting ConnectedTouch, are set forth in the Plan and in the option agreements between such individuals and ConnectedTouch.

Information with respect to the options granted under the stock option plans and Units is as follows:

                                                                                                    Weighted
                                                                               Exercise         Average Exercise
                                                           Shares                Price                Price
                                                    ------------------    ----------------      ----------------
    Outstanding, December 31, 1997                      1,120,525         $   .04 - 16.25          $    1.55
           Granted                                        235,200             4.75 - 4.88               4.87
           Exercised                                     (100,175)             .04 - 1.57                .77
           Canceled                                       (19,900)            1.57 - 4.88               3.08
                                                    -------------         ----------------         ---------
    Outstanding, December 31, 1998                      1,235,650             .04 - 16.25               2.22
             Granted                                      300,800            3.40 - 11.00               3.91
             Exercised                                   (167,550)            .04 -  4.75                .45
             Canceled                                     (40,475)           1.02 - 16.00               6.30
                                                    -------------         ---------------          ---------
    Outstanding, December 31, 1999                      1,328,425             .04 - 16.25               2.71
             Granted                                      430,400            6.00 - 11.94               9.90
             Exercised                                   (263,525)            .04 - 10.00               1.51
             Canceled                                    (113,400)           1.02 - 16.00               8.33
                                                    -------------         ---------------          ---------
    Outstanding, December 31, 2000                      1,381,900         $   .04 - 16.25          $    4.69
                                                    =============         ===============          ---------

The following table summarizes information about stock options and units outstanding at December 31, 2000:

                                          Options Outstanding                             Options Exercisable
                               ---------------------------------------------       --------------------------------
                                                 Weighted          Weighted                             Weighted
                                                  Average           Average                              Average
            Range of                Number       Remaining         Exercise              Number         Exercise
         Exercise Price          Outstanding       Life              Price            Exercisable         Price
      -------------------      ---------------  -----------       ----------       ----------------   -------------
      $ .04 to   $1.62             470,900           3            $     .31              470,900       $     .31
      $1.63 to   $4.87             408,800           8                 4.12              239,000            4.29
      $4.88 to   $9.75             272,000           9                 7.55               89,775            6.51
      $9.76 to  $16.25             230,200           9                11.30               66,250           12.31
                             -------------    ---------------    ------------     --------------    ---------------
      $ .04 to  $16.25           1,381,900           7            $    4.69              865,925       $    2.97
                             =============    ===============    ============     ==============    ===============

Company Option Plans

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plans. The Company follows the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost for the Company's stock-based compensation plans been determined under SFAS No. 123, the Company's net income and earnings per share would have been decreased to the following pro forma amounts:



                                              Year Ended December 31,
                                 -----------------------------------------------
                                      2000            1999               1998
                                 ------------     ------------      ------------

  Net income, as reported        $  6,729,206     $  4,745,005      $  2,426,828
  Pro forma net income           $  6,136,307     $  4,131,810      $  2,175,662

  Diluted EPS, as reported       $       0.54     $       0.39      $       0.20
  Pro forma Diluted EPS          $       0.49     $       0.34      $       0.18

The weighted average fair value of the options granted in 2000, 1999 and 1998 is estimated at $4.24, $2.05 and $2.12 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield, volatility of 85%, weighted average risk-free interest rate of 7% in 2000, 5% in 1999 and 5% in 1998, and an expected life of two years in 2000, 1999 and 1998.

7. COMMITMENTS AND CONTINGENCIES:

The Company leases office facilities and certain equipment under operating leases. Rent expense was $13,006,831, $9,716,388 and $7,087,136 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, future minimum rentals for all operating leases are as follows:

             2001                          $ 16,038,661
             2002                            14,388,154
             2003                            12,866,270
             2004                            10,412,293
             2005                             7,015,889
             2006 and thereafter             13,916,894


The Company leases certain equipment under capital leases which expire in 2001.

The Company enters into agreements with its telephone long-distance carriers ranging from one to three years, which provide for, among other things, annual minimum purchases and termination penalties.

In January 2001, the Company signed a lease for a new corporate headquarters facility. The lease is scheduled to commence in February 2002, is for approximately 105,000 square feet, and has a term of 15 years. Minimum annual rent in the first year of the lease is $2,325,600 and increases by 2% per year throughout the lease term.

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

In October 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering in June 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrong doing and are vigorously defending the suit. In February 1998, the defendants filed a motion to dismiss the complaint. In May 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. In June 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. In November 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. In February 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. Since that time the defendants filed a motion for summary judgement seeking to have the case dismissed on the grounds that there is no material issue of fact. Plaintiffs filed a response in opposition to defendant's motion and also filed a motion to have the matter certified as a class action. In September 2000, the Court entered orders dismissing the defendants motion for summary judgement and plaintiffs motion for class certification without prejudice, with leave to re-file such motions upon the completion upon discovery. The Company anticipates that further discovery will be conducted.

In July 1996, Main Street Marketing of America Incorporated ("Main Street Marketing") brought a demand for arbitration against the Company claiming damages as a result of the Company's alleged breach of a service agreement under which the Company agreed to provide Main Street Marketing with various data entry and data processing services relating to Main Street Marketing's magazine subscription program. Main Street Marketing alleges that the Company committed various breaches of the service agreement and has demanded an award in excess of $15 million. The Company has responded to this demand for arbitration by denying liability and counterclaiming in an amount in excess of $125,000. Discovery has progressed in this matter, and the arbitration is expected to be completed in August 2001. It is not possible at this stage of the proceeding to evaluate the probable outcome of this matter.

The Company has renewable employment agreements with nine key executives with terms ranging from one to three years. The agreements provide for, among other things, severance payments ranging from six months to three years.

8. OPERATING AND GEOGRAPHIC INFORMATION:

Under the disclosure requirements of SFAS No. 131, the Company classifies its operations into three business segments: Domestic TeleServices, International Services, and Customer Management Services. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies (see Note 2). Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic TeleServices segment provides inbound and outbound customer acquisition services. The International Services segment provides international multilingual inbound and outbound customer acquisition services, customer care services, marketing, research and other value-added services and includes business conducted by Spantel for the US Hispanic market. The Customer Management Services segment provides marketing, research, consulting customer acquisition primarily, and customer care services on behalf of customers operating in the Company's target industries.

                                                                         For the Year Ended December 31,
                                                       ---------------------------------------------------------------
                                                              2000                   1999                   1998
                                                       -----------------      -----------------      -----------------
                                                                                (In thousands)
Revenues:
  Domestic TeleServices                                $          83,908      $          83,896      $          79,030
  International Services                                          52,164                 24,008                 13,373
  Customer Management Services                                    62,537                 45,145                 28,579
                                                       -----------------      -----------------      -----------------
                                                       $         198,609      $         153,049      $         120,982
                                                       =================      =================      =================
Operating income (loss):
  Domestic TeleServices                                $           3,061      $           3,958      $           5,791
  International Services                                           4,793                    (99)                (1,263)
  Customer Management Services                                     4,384                  4,720                   (146)
                                                       -----------------      -----------------      -----------------
                                                       $          12,238      $           8,579      $           4,382
                                                       =================      =================      =================
Total assets:
  Domestic TeleServices                                $          44,289      $          41,408      $          41,786
  International Services                                          28,995                 15,777                 13,356
  Customer Management Services                                    16,956                 15,853                 15,996
  Corporate                                                        3,497                  5,035                  4,738
                                                       -----------------      -----------------      -----------------
                                                       $          93,737      $          78,073      $          75,876
                                                       =================      =================      =================
Depreciation and amortization:
  Domestic TeleServices                                $           2,833      $           3,242      $           2,583
  International Services                                           2,594                  1,793                  1,005
  Customer Management Services                                     2,190                  1,602                  1,110
  Corporate                                                        2,004                  1,367                    969
                                                       -----------------      -----------------      -----------------
                                                       $           9,621      $           8,004      $           5,667
                                                       =================      =================      =================
Capital expenditures:
  Domestic TeleServices                                $           4,385      $           1,625      $           4,496
  International Services                                           5,707                  5,036                  4,046
  Customer Management Services                                     5,083                  1,444                  4,327
  Corporate                                            $           1,096                    542                  1,886
                                                       -----------------      -----------------      -----------------
                                                       $          16,271      $           8,647      $          14,755
                                                       =================      =================      =================

The following table represents information about the Company by geographic area:


                                                                         For the Year Ended December 31,
                                                       ---------------------------------------------------------------
                                                              2000                   1999                   1998
                                                       -----------------      -----------------      -----------------
                                                                                (In thousands)
Revenues:
  United States                                        $         155,898      $         134,018      $         111,067
  Canada                                                          24,415                  9,155                  4,676
  Europe                                                          15,333                  8,391                  5,239
  Australia                                                        2,963                  1,485                     --
                                                       -----------------      -----------------      -----------------
                                                       $         198,609      $         153,049      $         120,982
                                                       =================      =================      =================

Operating income (loss):
  United States                                        $           8,967      $           9,395      $           5,655
  Canada                                                           2,974                  1,186                  1,463
  Europe                                                           1,068                 (1,650)                (2,736)
  Australia                                                         (771)                  (352)                    --
                                                       -----------------      -----------------      -----------------

                                                       $          12,238      $           8,579      $           4,382
                                                       =================      =================      =================

Total assets:
  United States                                        $          64,842      $          62,496      $          68,107
  Canada                                                          12,382                  6,388                  3,078
  Europe                                                          14,199                  8,516                  4,691
  Australia                                                        2,314                    673                     --
                                                       -----------------      -------------------    -----------------
                                                       $          93,737      $          78,073      $          75,876
                                                       =================      =================      =================


9. QUARTERLY FINANCIAL DATA (unaudited)
   (in Thousands Except for per Share Data)

                                                                  Quarter Ended
                                March 31,                June 30,              September 30,           December 31,
                          ----------------------- ------------------------ ----------------------- ----------------------
                             2000        1999        2000        1999        2000        1999        2000        1999
                             ----        ----        ----        ----        ----        ----        ----        ----
Net revenues               $41,285     $36,951     $48,126     $40,236     $51,445     $37,084      $57,753    $38,779
Gross margin                17,835      16,563      21,197      18,395      21,888      16,727       26,144     16,974
Operating income             2,154       1,910       3,107       2,479       2,961       1,783        4,016      2,407
Income before
 income taxes                1,987       1,662       2,807       2,252       2,587       1,592        3,650      2,272
Net income                   1,212       1,014       1,712       1,374       1,578         971        2,227      1,386
Diluted earnings
 per share                    0.10        0.08        0.14        0.11        0.13        0.08         0.18       0.11

ICT GROUP, INC. AND SUBSIDIARIES


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS



                                                     Balance,
                                                    Beginning       Charged to                             Balance,
                Description                          of Year          Expense          Deductions        End of Year
------------------------------------------      ----------------  -------------    -----------------   -------------
Allowance for doubtful accounts:
         2000                                   $     804,588     $    831,998     $   (952,483)       $    684,103
         1999                                         514,897        1,145,177         (855,486)            804,588
         1998                                         345,897          456,697         (287,697)            514,897