Form 10-Q
period 2001-03-31
ICT GROUP INC
filed 2001-05-11
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the quarterly period ended March 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________________ to __________________.

         Commission File Number:      0-20807
                                      -------

                                 ICT GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                   23-2458937
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          800 Town Center Drive, Langhorne PA             19047
     ---------------------------------------------    ------------
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

         Common Shares, $0.01 par value, 12,117,550 shares outstanding as of May 4, 2001.

                                 ICT GROUP, INC.

                                      INDEX


PART 1                       FINANCIAL INFORMATION                          PAGE


Item 1        CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                March 31, 2001 and December 31, 2000                           3

              Consolidated Statements of Operations -
                Three months ended March 31, 2001 and 2000                     5

              Consolidated Statements of Cash Flows -
                Three months ended March 31, 2001 and 2000                     6

              Notes to Consolidated Financial Statements                       7


Item 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10


PART II                     OTHER INFORMATION


Item 1        LEGAL PROCEEDINGS                                               14

Item 6        EXHIBITS AND REPORTS ON FORM 8-K                                14


SIGNATURES                                                                    15

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                       March 31,   December 31,
                                                          2001        2000
                                                       ---------   -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $ 10,129       $  8,539
  Accounts receivable, net                               42,274         42,411
  Prepaid expenses and other                              2,678          3,074
  Deferred income taxes                                     307            307
                                                       --------       --------

              Total current assets                       55,388         54,331
                                                       --------       --------
PROPERTY AND EQUIPMENT
  Communications and computer equipment                  54,378         54,023
  Furniture and fixtures                                 12,018         11,838
  Leasehold improvements                                  6,764          6,614
                                                       --------       --------
                                                         73,160         72,475
  Less:  Accumulated depreciation and amortization      (38,635)       (36,315)
                                                       --------       --------
                                                         34,525         36,160
                                                       --------       --------

DEFERRED INCOME TAXES                                     1,689          1,689

OTHER ASSETS                                              1,762          1,557
                                                       --------       --------

                                                       $ 93,364       $ 93,737
                                                       ========       ========

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                       March 31,   December 31,
                                                          2001        2000
                                                       ---------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                       $  8,500    $  8,500
  Current portion of long-term debt                       4,000       4,000
  Current portion of capitalized lease obligations          209         292
  Accounts payable                                        9,433      10,433
  Accrued expenses                                        8,567       7,829
                                                       --------    --------

              Total current liabilities                  30,709      31,054
                                                       --------    --------

LONG-TERM DEBT                                            5,000       6,000
                                                       --------    --------

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares
     authorized, none issued                                 --          --
  Common Stock, $0.01 par value, 40,000 shares
     authorized, 12,085 and 12,074 shares issued
     and outstanding                                        121         121
  Additional paid-in capital                             49,802      49,797
  Retained earnings                                      10,316       8,283
  Accumulated other comprehensive loss                   (2,584)     (1,518)
                                                       --------    --------

              Total shareholders' equity                 57,655      56,683
                                                       --------    --------

                                                       $ 93,364    $ 93,737
                                                       ========    ========

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2001        2000
                                                         ---------   ----------

NET REVENUES                                               $57,772     $41,285

OPERATING EXPENSES:
  Cost of services                                          32,059      23,450
  Selling, general and administrative                       22,128      15,681
                                                           -------     -------
                                                            54,187      39,131
                                                           -------     -------

                Operating income                             3,585       2,154

INTEREST EXPENSE, NET                                          358         167
                                                           -------     -------

                Income before income taxes                   3,227       1,987

INCOME TAXES                                                 1,194         775
                                                           -------     -------

NET INCOME                                                 $ 2,033     $ 1,212
                                                           =======     =======

EARNINGS PER SHARE:
   Basic earnings per share                                  $0.17       $0.10
                                                           =======     =======
   Diluted earnings per share                                $0.16       $0.10
                                                           =======     =======

   Shares used in computing basic earnings per share        12,077      11,814
                                                           =======     =======
   Shares used in computing diluted earnings per share      12,538      12,406
                                                           =======     =======



        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                     2001               2000
                                                                                    ------             ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $ 2,033            $ 1,212
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                                   2,342              2,116
      (Increase) decrease in:
        Accounts receivable                                                             137             (6,575)
        Prepaid expenses and other                                                      396                 19
        Other assets                                                                   (227)               (33)
      Increase (decrease) in:
        Accounts payable                                                             (1,000)              (118)
        Accrued expenses                                                                738                826
                                                                                    -------            -------
                Net cash provided by (used in) operating activities                   4,419             (2,553)
                                                                                    -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (685)            (7,634)
                                                                                    -------            -------
                Net cash used in investing activities                                  (685)            (7,634)
                                                                                    -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                            -              7,000
  Payments on long-term debt                                                         (1,000)            (1,000)
  Payments on capitalized lease obligations                                             (83)              (165)
  Proceeds from exercise of stock options                                                 5                  -
                                                                                    -------            -------
                Net cash (used in) provided by financing activities                  (1,078)             5,835
                                                                                    -------            -------

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
    AND CASH EQUIVALENTS                                                             (1,066)              (160)
                                                                                    -------            -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,590             (4,512)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        8,539             12,239
                                                                                    -------            -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $10,129            $ 7,727
                                                                                    =======            =======

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2000.


Note 2:  EARNINGS PER SHARE

The Company has presented earnings per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share ("Basic EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock and Common stock equivalents outstanding for each period. For the three months ended March 31, 2001 and 2000, Common stock equivalents outstanding used in computing Diluted EPS were 461,000 and 592,000, respectively. For the three months ended March 31, 2001 and 2000, options to purchase 342,000 and 243,000 shares of Common stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive.


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

                                                         Three Months Ended
                                                              March 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
     Net Income                                      $2,033,000     $1,212,000
     Foreign currency translation adjustments         ( 672,000)       (98,000)
                                                     ----------     ----------
     Comprehensive income                            $1,361,000     $1,114,000
                                                     ==========     ==========


Note 4:  OPERATING AND GEOGRAPHIC INFORMATION

Under the disclosure requirements of SFAS No. 131, the Company classifies its operations into two business segments: Domestic CRM Services and International CRM Services. Previously, the Company reported disclosure for three operating segments. The Company reassessed its operating segments and determined that two operating segments more appropriately reflect the Company's business operations. Specifically, the Company has combined the previously reported Domestic TeleServices and Customer Management Services segments of its business into a single segment called Domestic CRM Services. The Company has also renamed the International Services segment as International CRM Services. The operating segments are managed separately because each operating segment represents a strategic business unit that offers its services in different geographic markets. Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic CRM Services segment provides inbound and outbound telesales, database marketing, marketing research, contact center consulting, technology hosting, and ongoing customer care management services on behalf of customers operating in the Company's target industries. The International CRM Services segment provides the same services in Europe, Canada, and Australia and includes business conducted by Spantel for the US Hispanic market.

                                                   Three Months Ended
                                                       March 31,
                                              ----------------------------

                                                 2001              2000
                                              ----------        ----------

  Net Revenues:
    Domestic CRM Services                     $   40,756        $   31,980
    International CRM Services                    17,016             9,305
                                              ----------        ----------
                                              $   57,772        $   41,285
                                              ==========        ==========
  Operating Income:
    Domestic CRM Services                     $    1,798        $    2,140
    International CRM Services                     1,787                14
                                              ----------        ----------
                                              $    3,585        $    2,154
                                              ==========        ==========
  Total Assets:
    Domestic CRM Services                     $   58,989        $   62,867
    International CRM Services                    29,544            17,652
    Corporate                                      4,831             5,149
                                              ----------        ----------
                                              $   93,364        $   85,668
                                              ==========        ==========
  Depreciation and Amortization:
    Domestic CRM Services                     $    1,368        $    1,194
    International CRM Services                       524               578
    Corporate                                        450               344
                                              ----------        ----------
                                              $    2,342        $    2,116
                                              ==========        ==========
  Capital Expenditures:
    Domestic  CRM Services                    $    1,441        $    6,800
    International CRM Services                    (1,011)*             209
    Corporate                                        255               625
                                              ----------        ----------
                                              $      685        $    7,634
                                              ==========        ==========


* -- Gross property and equipment in International operations did increase during the quarter when measured in local currencies. However, due to declines in the values of those currencies from December 31, 2000 to March 31, 2001 compared to the US dollar, the US$ equivalent of gross property and equipment is lower at March 31, 2001 than it was at December 31, 2000.

The following table represents information about the Company by geographic area:

                                                   Three Months Ended
                                                       March 31,
                                              ----------------------------

                                                 2001              2000
                                              ----------        ----------
    Revenues:
      United States                           $  43,983          $  33,704
      Canada                                      7,902              4,582
      Europe                                      5,042              2,411
      Australia                                     845                588
                                              ---------          ---------
                                              $  57,772          $  41,285
                                              =========          =========

    Operating income (loss):
      United States                           $   2,331          $   2,451
      Canada                                      1,029                 22
      Europe                                        359               (234)
      Australia                                    (134)               (85)
                                              ---------          ---------
                                              $   3,585          $   2,154
                                              =========          =========

    Identifiable assets:
      United States                           $  63,810          $  68,016
      Canada                                     13,727              7,584
      Europe                                     13,705              9,250
      Australia                                   2,112                818
                                              ---------          ---------
                                              $  93,364          $  85,668
                                              =========          =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001



GENERAL


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

         The Company's customer management services experience, Internet and CRM technology capabilities and expertise in select target industries enables it to provide its clients with high quality cost-effective solutions. These solutions have been available from the Company on an outsourced basis, using ICT's customer contact centers, and now the Company believes that there is also a trend by businesses to purchase or lease them on a hosted or co-sourced basis. Accordingly, ICT has begun offering these services through a hosted arrangement, using the client's staff and facility, or on a co-sourced basis, using both the client's operation and ICT's technologically compatible customer contact centers. To accomplish this, the Company launched iCT ConnectedTouch, LLC in 2000. This wholly-owned subsidiary provides hosted technology solutions and consultative services for in-house CRM sales and service operations.

The Company's growth strategy includes the following key elements:


        |_|      Target the In-Sourced CRM Market
        |_|      Pursue e-Commerce Opportunities
        |_|      Expand Value-Added Services
        |_|      Develop Strategic Alliances and Acquisitions
        |_|      Increase International Presence
        |_|      Focus on Industry Specialization
        |_|      Maintain Technology Investment
        |_|      Continue Commitment to Quality Service

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000:
-------------------------------------------

         Net Revenues. Net revenues increased 40% to $57.8 million for the three months ended March 31, 2001 from $41.3 million for the three months ended March 31, 2000. Revenues from the Domestic CRM Services segment increased 27% to $40.8 million from $32.0 million in the three months ending March 31, 2000 and accounted for 71% of company revenues versus 77% for the same period in the prior year. Business from existing clients was flat as growth from certain existing customers was offset by declines with other existing clients. As a result, all of the net growth was from new customers due to the addition of several new contracts. International CRM Services revenues grew 83% to $17.0 million from $9.3 million in the three months ending March 31, 2000 and accounted for 29% of Company revenues versus 23% for the same period in the prior year. Most of the increase was from expanded business with existing customers.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 37% to $32.1 million for the three months ended March 31, 2001 from $23.5 million in the three months ended March 31, 2000. This increase is primarily the result of increased direct labor and telecommunication costs required to support the increased revenue volume. As a percentage of revenues, cost of services decreased to 55% in the first quarter of 2001 from 57% in the same quarter of 2000 which was primarily the result of a decrease in labor cost per production hour due to productivity improvements and the migration of contact centers to lower cost labor areas.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 41% to $22.1 million for the three months ended March 31, 2001 from $15.7 million for the three months ended March 31, 2000 due to increased numbers of contact centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses were 38% for both the three months ended March 31, 2001 and the three months ended March 31, 2000.

         Interest Expense, net. Net interest expense of $358,000 versus $167,000 in the first quarter of 2001 and 2000, respectively, reflects the interest expense related to capital leases and borrowings against the Company's line of credit for capital expansion partially offset by investment income. The increase in net interest expense is primarily the result of increased average outstanding balances on line of credit borrowings during the first quarter of 2001 as compared to the first quarter of 2000.

         Provision for Income Taxes. Provision for income taxes increased $419,000 to $1.2 million for the first quarter of 2001 from $775,000 in the first quarter of 2000. For the first quarter of 2001, the provision for income taxes was approximately 37% of income before taxes. For the first quarter of 2000, the provision for income taxes was approximately 39% of income before taxes.


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

         Historically, the Company's business tends to be strongest in the second and fourth quarters due to the high level of client sales activity in the spring and prior to the holiday season. In the first quarter, Domestic CRM Services business generally levels off or slows from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. Historically, the

Company has expanded its operations in the first quarter to support anticipated business growth beginning in the second quarter. Demand for the Company's services typically slows or decreases in the third quarter as the volume of business decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter in anticipation of higher demand for its services during the fourth quarter.


Liquidity and Capital Resources

         Cash provided by operating activities was $4.4 million for the three months ended March 31, 2001 versus $2.6 million of cash used in operating activities for the three months ended March 31, 2000. The approximate $7.0 million increase is primarily attributable to the management of accounts receivable. In the first quarter of 2000, a 6% increase in revenue compared to the fourth quarter of 1999 and temporary billing issues with a major customer resulted in a $6.6 million increase in accounts receivable. In the first quarter of 2001, revenues were flat compared to the fourth quarter of 2000 and there were no significant billing issues with any clients. Consequently, accounts receivable decreased slightly as of March 31, 2001 when compared to the balance at December 31, 2000.

         Cash used in investing activities was $685,000 for the three months ended March 31, 2001 compared to $7.6 million for the first quarter of 2000. The decrease over the prior year is attributable to a lower investment in capital expenditures and the decision to utilize operating leases as a means to finance capital additions. Approximately $3.1 million of capital expenditures were financed by an operating lease in the first quarter of 2001 versus no operating leases in the first quarter of 2000. Also, in the first quarter of 2000 a significant investment was made in software licenses for iCT ConnectedTouch, LLC, the Company's wholly owned subsidiary that provides hosted technology solutions and consultative services for in-house CRM service operations. The Company added 135 workstations in the first quarter of 2001, and operates 6,056 workstations at March 31, 2001. In the first quarter of 2000 the Company added 158 workstations, and operated 4,326 workstations at March 31, 2000.

         Cash used in financing activities was $1.1 million for the three months ended March 31, 2001 versus cash provided by financing activities of $5.8 million for the comparable 2000 period. The Company made no borrowings under its line of credit in the first quarter of 2001. In the first quarter of 2000, the Company borrowed $7.0 million under its line of credit to fund capital expenditures and to meet working capital requirements.

         The Company's operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through the Company's line of credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. The capitalized lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at March 31, 2001 were $209,000. At March 31, 2001, term debt obligations were $9.0 million and borrowings under the line of credit were $8.5 million.

         On April 26, 2001, the Company announced it had secured a new three-year $85 million revolving credit facility from five banks. This facility replaced the existing $45 million credit facility which was due to expire in the third quarter of 2001. The term debt obligations and line of credit borrowings mentioned above were paid off with proceeds from this new facility. The Company believes that cash on hand, together with cash flow generated from operations, the availability of operating leases, and funds available under the new credit facility will be sufficient to finance its current operations and planned capital expenditures at least into 2002.

         In January 2001, the Company signed a lease for a new corporate headquarters facility. The lease is scheduled to commence in February 2002, is for approximately 105,000 square feet, and has a term of 15 years. Minimum annual rent in the first year of the lease is $2,325,600 and increases by 2% per year throughout the lease term.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", which was adopted by the Company on January 1, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not currently hold derivative instruments or engage in hedging activities, and as such, the adoption of this pronouncement did not have any impact on the Company's financial position or results of operations.

         In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was effective in the fourth quarter of 2000. The adoption had no effect on the Company's financial condition or results of operations.


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


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following document is furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

             10.24 Credit Agreement dated as of April 25, 2001 among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A., Fleet National Bank, Sovereign Bank, LaSalle Bank National Association, and Bank Leumi USA.

         (b) The registrant was not required to file any reports on Form 8-K for the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      ICT GROUP, INC.



Date: May 10, 2001                     By: /s/ John J. Brennan
                                          --------------------------------
                                          John J. Brennan
                                          Chairman, President and
                                          Chief Executive Officer

Date: May 10, 2001                     By: /s/ Vincent A. Paccapaniccia
                                          --------------------------------
                                          Vincent A. Paccapaniccia
                                          Senior Vice President,
                                          Finance and Administration,
                                          Chief Financial Officer and
                                          Assistant Secretary