Form 10-Q
period 2001-06-30
ICT GROUP INC
filed 2001-08-14
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended June 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

   For the transition period from ___________________ to ___________________.

Commission File Number: 0-20807
                        -------

                                 ICT GROUP, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                                     23-2458937
 ---------------------------------------------       -----------------------------------
 (State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
              or organization)

           800 Town Center Drive, Langhorne PA                 19047
         ----------------------------------------          ---------------
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

         Common Shares, $0.01 par value, 12,177,625 shares outstanding as of August 6, 2001.

                                 ICT GROUP, INC.

                                      INDEX


PART 1                        FINANCIAL INFORMATION                        PAGE


     Item 1            CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       Consolidated Balance Sheets -
                        June 30, 2001 and December 31, 2000                   3

                       Consolidated Statements of Operations -
                         Three months and six months ended
                         June 30, 2001 and 2000                               5

                       Consolidated Statements of Cash Flows -
                         Six months ended June 30, 2001 and 2000              6

                       Notes to Consolidated Financial Statements             7


     Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS       10


PART II                         OTHER INFORMATION


    Item 1            LEGAL PROCEEDINGS                                      15

    Item 4            SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS                                       16

    Item 6            EXHIBITS AND REPORTS ON FORM 8-K                       16


SIGNATURES                                                                   17

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                   June 30,        December 31,
                                                    2001              2000
                                                   -------         ------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $ 9,804           $ 8,539
  Accounts receivable, net                          43,339            42,411
  Prepaid expenses and other                         3,209             3,074
  Deferred income taxes                                307               307
                                                   -------           -------

              Total current assets                  56,659            54,331
                                                   -------           -------

PROPERTY AND EQUIPMENT, net
  Communications and computer equipment             56,738            54,023
  Furniture and fixtures                            11,628            11,838
  Leasehold improvements                             6,930             6,614
                                                   -------           -------
                                                    75,296            72,475
  Less:  Accumulated depreciation and
           amortization                            (41,387)          (36,315)
                                                   -------           -------
                                                    33,909            36,160
                                                   -------           -------

DEFERRED INCOME TAXES                                1,689             1,689

OTHER ASSETS                                         2,460             1,557
                                                   -------           -------

                                                   $94,717           $93,737
                                                   =======           =======
            The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                   June 30,           December 31,
                                                                     2001                2000
                                                                   -------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of line of credit                                $ 4,000               $ 8,500
  Current portion of long-term debt                                     --                 4,000
  Current portion of capitalized lease obligations                     141                   292
  Accounts payable                                                   8,351                10,433
  Accrued expenses                                                   9,426                 7,829
                                                                   -------               -------

              Total current liabilities                             21,918                31,054
                                                                   -------               -------

LINE OF CREDIT                                                      13,000                    --
                                                                   -------               -------

LONG-TERM DEBT                                                          --                 6,000
                                                                   -------               -------


SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                        --                    --
  Common Stock, $0.01 par value, 40,000 shares authorized,
     12,174 and 12,074 shares issued and outstanding                   122                   121
  Additional paid-in capital                                        50,010                49,797
  Retained earnings                                                 12,581                 8,283
  Accumulated other comprehensive loss                              (2,914)               (1,518)
                                                                   -------               -------

              Total shareholders' equity                            59,799                56,683
                                                                   -------               -------

                                                                   $94,717               $93,737
                                                                   =======               =======

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended                   Six Months Ended
                                                                       June 30,                            June 30,
                                                              -------------------------           -------------------------
                                                                2001             2000               2001              2000
                                                              -------           -------           --------          -------
NET REVENUES                                                  $58,004           $48,126           $115,776          $89,411
                                                              -------           -------           --------          -------

OPERATING EXPENSES:
 Cost of services                                              32,139            26,929             64,198           50,379
 Selling, general and administrative                           22,058            18,090             44,186           33,771
                                                              -------           -------           --------          -------
                                                               54,197            45,019            108,384           84,150
                                                              -------           -------           --------          -------

                Operating income                                3,807             3,107              7,392            5,261

INTEREST EXPENSE,  NET                                            212               300                570              467
                                                              -------           -------           --------          -------

                Income before income taxes                      3,595             2,807              6,822            4,794

INCOME TAXES                                                    1,330             1,095              2,524            1,870
                                                              -------           -------           --------          -------

NET INCOME                                                    $ 2,265           $ 1,712           $  4,298          $ 2,924
                                                              =======           =======           ========          =======

EARNINGS PER SHARE:
 Basic earnings per share                                       $0.19             $0.14              $0.36            $0.25
                                                              =======           =======           ========          =======
 Diluted earnings per share                                     $0.18             $0.14              $0.34            $0.24
                                                              =======           =======           ========          =======

 Shares used in computing basic earnings per share             12,130            11,841             12,103           11,824
                                                              =======           =======           ========          =======
 Shares used in computing diluted earnings per share           12,684            12,361             12,611           12,387
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

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                 -------------------------
                                                                                  2001               2000
                                                                                 ------             ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $4,298             $2,924
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                               5,117              4,529
      (Increase) in:
        Accounts receivable                                                        (928)            (7,833)
        Prepaid expenses and other                                                 (135)              (290)
        Other assets                                                               (948)               (96)
      Increase (Decrease) in:
        Accounts payable                                                         (2,082)             4,016
        Accrued expenses                                                          1,597              1,610
                                                                                 ------             ------
                Net cash provided by operating activities                         6,919              4,860
                                                                                 ------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (2,821)           (15,069)
                                                                                 ------             ------
                Net cash used in investing activities                            (2,821)           (15,069)
                                                                                 ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                                                8,500                  -
  Proceeds from long-term-debt                                                        -              9,500
  Payments on long-term debt                                                    (10,000)            (2,000)
  Payments on capitalized lease obligations                                        (151)              (331)
  Proceeds from exercise of stock options                                           214                184
                                                                                 ------             ------
                Net cash provided by (used in) financing activities              (1,437)             7,353
                                                                                 ------             ------

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
        AND CASH EQUIVALENTS                                                     (1,396)              (545)
                                                                                 ------             ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              1,265             (3,401)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    8,539             12,239
                                                                                 ------             ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $9,804             $8,838
                                                                                 ======             ======

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2000.


Note 2:  EARNINGS PER SHARE

The Company has presented earnings per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share ("Basic EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock and Common stock equivalents outstanding for each period. For the six months ended June 30, 2001 and 2000, Common stock equivalents outstanding used in computing Diluted EPS were 508,000 and 560,000 respectively. For the three months ended June 30, 2001 and 2000, Common stock equivalents outstanding used in computing Diluted EPS were 554,000 and 520,000, respectively. For the six months ended June 30, 2001 and 2000, options to purchase 50,500 and 353,000 shares of Common stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive. For the three months ended June 30, 2001 and 2000, options to purchase 30,500 and 365,000 shares of Common stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive.


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

                                                   Three Months Ended                 Six Months Ended
                                                         June 30,                             June 30,
                                              ----------------------------       ----------------------------
                                                 2001              2000             2001             2000
                                              ----------        ----------       ----------        ----------
  Net Income                                  $2,265,000        $1,172,000       $4,298,000        $2,924,000
  Foreign currency translation adjustments      (207,000)         (234,000)        (879,000)         (332,000)
                                              ----------        ----------       ----------        ----------
  Comprehensive income                        $2,058,000        $1,478,000       $3,419,000        $2,592,000
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

                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,
                                             -------------------------            ----------------------

                                               2001              2000               2001          2000
                                             -------           -------            --------       -------
Net Revenues:
  Domestic CRM Services                      $42,320           $36,644            $ 83,076       $68,624
  International CRM Services                  15,684            11,482              32,700        20,787
                                             -------           -------            --------       -------
                                             $58,004           $48,126            $115,776       $89,411
                                             =======           =======            ========       =======
Operating Income:
  Domestic CRM Services                      $ 1,847           $ 2,166            $  3,646       $ 4,306
  International CRM Services                   1,960               941               3,746           955
                                             -------           -------            --------       -------
                                             $ 3,807           $ 3,107            $  7,392       $ 5,261
                                             =======           =======            ========       =======
Total Assets:
  Domestic CRM Services                      $61,501           $65,833            $ 61,501       $65,833
  International CRM Services                  28,179            22,206              28,179        22,206
  Corporate                                    5,037             5,392               5,037         5,392
                                             -------           -------            --------       -------
                                             $94,717           $93,431            $ 94,717       $93,431
                                             =======           =======            ========       =======
Depreciation and Amortization:
  Domestic CRM Services                      $ 1,430           $ 1,293            $  2,798       $ 2,487
  International CRM Services                     786               597               1,310         1,175
  Corporate                                      559               527               1,009           871
                                             -------           -------            --------       -------
                                            $  2,775           $ 2,417            $  5,117       $ 4,533
                                             =======           =======            ========       =======
Capital Expenditures:
  Domestic CRM Services                     $  1,126           $ 4,870            $  2,567       $11,670
  International CRM Services                     811             1,705                (200)        1,914
  Corporate                                      199               860                 454         1,485
                                             -------           -------            --------       -------
                                            $  2,136           $ 7,435            $  2,821       $15,069
                                             =======           =======            ========       =======

                   The following table represents information about the Company by geographic area:

                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,
                                             -------------------------            ----------------------

                                               2001              2000               2001          2000
                                             -------           -------            --------       -------
Net Revenues:
  United States                              $45,695           $38,487            $ 89,678       $72,191
  Canada                                       6,954             5,999              14,856        10,581
  Europe                                       4,629             2,832               9,671         5,243
  Australia                                      726               808               1,571         1,396
                                             -------           -------            --------       -------
                                             $58,004           $48,126            $115,776       $89,411
                                             =======           =======            ========       =======
Operating Income (loss):
  United States                              $ 2,429           $ 2,419            $  4,760       $ 4,870
  Canada                                       1,219             1,089               2,248         1,111
  Europe                                         292              (218)                651          (452)
  Australia                                     (133)             (183)               (267)         (268)
                                             -------           -------            --------       -------
                                             $ 3,807           $ 3,107            $  7,392       $ 5,261
                                             =======           =======            ========       =======
Identifiable Assets:
  United States                              $66,537           $70,787            $ 66,537       $70,787
  Canada                                      11,717            10,808              11,717        10,808
  Europe                                      14,140            10,636              14,140        10,636
  Australia                                    2,323             1,200               2,323         1,200
                                             -------           -------            --------       -------
                                             $94,717           $93,431            $ 94,717       $93,431
                                             =======           =======            ========       =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 2001



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

         The Company's customer management services experience, Internet and CRM technology capabilities and expertise in select target industries enables it to provide its clients with high quality cost-effective solutions. These solutions have been traditionally available from the Company on an outsourced basis, using ICT's customer contact centers, and now the Company provides an option for businesses to purchase or lease them on a hosted or co-sourced basis. Accordingly, ICT has begun offering these services through a hosted arrangement, using the client's staff and facility, or on a co-sourced basis, using both the client's operation and ICT's technologically compatible customer contact centers. To accomplish this, the Company launched iCT ConnectedTouch, LLC in 2000. This wholly-owned subsidiary provides hosted technology solutions and consultative services for in-house CRM sales and service operations.

The Company's growth strategy includes the following key elements:


    [ ]  Expand Value-Added Services
    [ ]  Develop Strategic Alliances and Acquisitions
    [ ]  Increase International Presence
    [ ]  Focus on Industry Specialization
    [ ]  Maintain Technology Investment
    [ ]  Continue Commitment to Quality Service
    [ ]  Target the In-Sourced CRM Market
    [ ]  Pursue e-Commerce Opportunities

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000:

         Net Revenues. Net revenues increased 21% to $58.0 million for the three months ended June 30, 2001 from $48.1 million for the three months ended June 30, 2000. Revenues from the Domestic CRM Services segment increased 15% to $42.3 million from $36.6 million in the three months ending June 30, 2000 and accounted for 73% of company revenues versus 76% for the same period in the prior year. Business from existing clients was flat as growth from certain existing customers was offset by declines with other existing clients. As a result, all of the net growth was from new customers due to the addition of several new contracts. International CRM Services revenues grew 37% to $15.7 million from $11.5 million in the three months ending June 30, 2000 and accounted for 27% of Company revenues versus 24% for the same period in the prior year. Most of the increase was from expanded business with existing customers.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 19% to $32.1 million for the three months ended June 30, 2001 from $26.9 million in the three months ended June 30, 2000. This increase is primarily the result of increased direct labor and telecommunications costs required to support the increased revenue volume. As a percentage of revenues, cost of services decreased to 55% in the second quarter of 2001 from 56% in the same quarter of 2000 which was primarily the result of a decrease in labor cost per production hour due to productivity improvements and the migration of contact centers to lower cost labor areas.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 22% to $22.1 million for the three months ended June 30, 2001 from $18.1 million for the three months ended June 30, 2000 primarily due to the increased number of contact centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses were 38% for both the three months ended June 30, 2001 and 2000.

         Interest Expense, net. Net interest expense of $212,000 in the second quarter of 2001 versus $300,000 in the second quarter of 2000, reflects the interest expense related to capital leases and borrowings against the Company's line of credit offset by investment income. The decrease in net interest expense is primarily the result of decreased average outstanding balances on line of credit borrowings to fund capital expenditures in 2001 as compared to 2000, and decreased interest rates.

         Provision for Income Taxes. Provision for income taxes increased $235,000 to $1.3 million for the second quarter of 2001 from $1.1 million in the second quarter of 2000. For the second quarter of 2001, the provision for income taxes was approximately 37% of income before income taxes. For the second quarter of 2000, the provision for income taxes was approximately 39% of income before income taxes.


RESULTS OF OPERATIONS

Six Months Ended June 30, 2001 and 2000:

         Net Revenues. Net revenues increased 29% to $115.8 million for the six months ended June 30, 2001 from $89.4 million for the six months ended June 30, 2000. Revenues from the Domestic CRM Services segment increased 21% to $83.1 million from $68.6 million in the six months ending June 30, 2000 and accounted for 72% of company revenues versus 77% for the same period in the prior year. Business from existing clients was flat as growth from certain existing customers was offset by declines with other existing clients. As a result, all of the net growth was from new customers due to the addition of several new contracts. International CRM Services revenues grew 57% to $32.7 million from $20.8 million in the six months ending June 30, 2000 and accounted for 28% of Company revenues versus 23% for the same period in the prior year. Most of the increase was from expanded business with existing customers.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 27% to $64.2 million for the six months ended June 30, 2001 from $50.4 million in the six months ended June 30, 2000. This increase is primarily the result of increased direct labor and telecommunications costs required to support the increased revenue volume. As a percentage of revenues, cost of services decreased to 55% in the first six months of 2001 from 56% in the same period of 2000 which was primarily the result of a decrease in labor cost per production hour due to productivity improvements and the migration of contact centers to lower cost labor areas.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 31% to $44.2 million for the six months ended June 30, 2001 from $33.8 million for the six months ended June 30, 2000 due to the increased number of contact centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses were 38% for both the six months ended June 30, 2001 and 2000.

         Interest Expense, net. Net interest expense of $570,000 in the first six months of 2001 versus $467,000 in the first six months of 2000, reflects the interest expense related to capital leases and borrowings against the Company's line of credit for capital expansion offset by investment income. The increase in net interest expense is primarily the result of increased average outstanding balances on borrowings in 2001 as compared to 2000, partially offset by lower interest rates.

         Provision for Income Taxes. Provision for income taxes increased $654,000 to $2.5 million for the first six months of 2001 from $1.9 million in the first six months of 2000. For the first six months of 2001, the provision for income taxes was approximately 37% of income before income taxes. For the first six months of 2000, the provision for income taxes was approximately 39% of income before income taxes.

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

         Historically, the Company's business tends to be strongest in the second and fourth quarters due to the high level of client sales activity in the spring and prior to the holiday season. In the first quarter, CRM Services business generally levels off or slows from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. Historically, the Company has expanded its operations in the first quarter to support anticipated business growth beginning in the second quarter, however growth in the second quarter of 2001 was somewhat constrained by the slowing growth in our International CRM Services business. Demand for the Company's services typically slows or decreases in the third quarter as the volume of business decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter in anticipation of higher demand for its services during the fourth quarter.

Liquidity and Capital Resources

         Cash provided by operating activities was $6.9 million for the six months ended June 30, 2001 versus $4.9 million of cash provided by operating activities for the six months ended June 30, 2000. The approximate $2.0 million increase is the result of higher net income in the first six months of 2001 compared to the first six months of 2000, and a slowing of the growth in accounts receivable partially offset by a decrease in accounts payable. In the second quarter of 2000, revenues grew 24% compared to revenues in the fourth quarter of 1999 causing an increase in accounts receivable of $7.8 million for the six months ending June 30, 2000. Revenues in the second quarter of 2001 were flat compared to fourth quarter 2000 revenues, resulting in lower growth of accounts receivable for the six months ending June 30, 2001. Part of this decrease in the growth was offset by a decrease in accounts payable as spending for capital expenditures is down significantly in the six months ending June 30, 2001 compared to spending for the six months ending June 30, 2000.

         Cash used in investing activities was $2.8 million for the six months ended June 30, 2001 compared to $15.1 million for the first half of 2000. The decrease over the prior year is attributable to a lower investment in capital expenditures and the decision to utilize operating leases as a means to finance a portion of the capital additions. Approximately $4.8 million of capital expenditures were financed by operating leases in the first six months of 2001 versus none in the first six months of 2000. Also, in the first six months of 2000 a significant investment was made in software licenses for iCT ConnectedTouch, LLC, the Company's wholly owned subsidiary that provides hosted technology solutions and consultative services for in-house CRM service operations. The Company added 167 workstations in the first six months of 2001, and operates 6,088 workstations at June 30, 2001. In the first six months of 2000 the Company added 751 workstations, and operated 4,919 workstations at June 30, 2000.

         Cash used in financing activities was $1.4 million for the six months ended June 30, 2001 versus cash provided by financing activities of $7.4 million for the comparable 2000 period. The $8.8 million decrease is due to the significantly lower capital expenditures in the first six months of 2001 versus the comparable 2000 period. Consequently, the Company paid down debt of $1.5 million during the first six months of 2001 versus net borrowing of $7.5 million in the first six months of 2000.

         The Company's operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through cash generated from operations, the Company's line of credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. The capitalized lease obligations are payable in varying installments through 2001. Outstanding obligations under capitalized leases at June 30, 2001 were $141,000. At June 30, 2001, $17.0 million was outstanding under the Company's line of credit.

         On April 26, 2001, the Company announced it had secured a new three-year $85 million revolving credit facility from five banks. This facility replaced the existing $45 million credit facility which was due to expire in the third quarter of 2001. The Company believes that cash on hand, together with cash flow generated from operations, the availability of operating leases, and funds available under the new credit facility will be sufficient to finance its current operations and planned capital expenditures at least into 2003.

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

         As previously reported by the Company, on July 12, 1996 Main Street Marketing of America Incorporated ("Main Street Marketing") brought a demand for arbitration against the Company in the Commonwealth of Pennsylvania before the American Arbitration Association claiming damages as a result of the Company's alleged breach of a service agreement under which the Company provided Main Street Marketing with various data entry, data processing and customer support services relating to Main Street Marketing's magazine subscription program during 1995 and 1996. Main Street Marketing alleged that the Company committed various breaches of the service agreement and demanded a monetary award in excess of $15 million. The Company responded to this demand for arbitration by denying liability and filing a counterclaim in the amount of $125,000. The arbitration hearing in this matter commenced on July 30, 2001. Prior to the completion of the hearing, Main Street Marketing and the Company agreed to settle and finally resolve all claims of the parties and to release each other from any further liability with respect thereto.


Item 4. Submission of Matters to a Vote of Security Holders

         The Company's 2001 Annual Meeting of Shareholders was held on May 22, 2001. At the meeting, the following items were submitted to a vote of shareholders.

         (A) The following nominees were elected to serve on the Board of
         Directors:

         Name of Nominee        Votes Cast For       Votes Withheld
         ---------------        --------------       --------------
         Bernard Somers          11,327,774             9,320
         Seth J. Lehr            11,327,774             9,320

         Donald P. Brennan is a director continuing in office with his term expiring in 2002. John J. Brennan and John A. Stoops are directors continuing in office with their terms expiring in 2003.


     (B) The appointment of Arthur Andersen LLP as independent public accountants of the company for 2001 was ratified with 11,325,299 votes for, 11,595 votes against and 200 abstentions.

Item 6. Exhibits and Reports on Form 8-K


         (a) The registrant was not required to file any reports on Form 8-K for the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 ICT GROUP, INC.



Date:    August 14, 2001       By: /s/ John J. Brennan
                                   -------------------
                               John J. Brennan
                               Chairman, President and
                               Chief Executive Officer

Date:    August 14, 2001       By: /s/ Vincent A. Paccapaniccia
                                   ----------------------------
                               Vincent A. Paccapaniccia
                               Senior Vice President,
                               Finance and Administration,
                               Chief Financial Officer and Assistant Secretary