Form 10-Q
period 2001-09-30
ICT GROUP INC
filed 2001-11-13
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ___________________ to ___________________.

Commission File Number:               0-20807
                                      -------

                                 ICT GROUP, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                 23-2458937
---------------------------------          ----------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

  800 Town Center Drive, Langhorne PA                      19047
-------------------------------------      ----------------------------------
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

         Common Shares, $0.01 par value, 12,220,525 shares outstanding as of November 2, 2001.

                                 ICT GROUP, INC.

                                      INDEX


PART 1                     FINANCIAL INFORMATION                          PAGE


         Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                  Consolidated Balance Sheets -
                   September 30, 2001 and December 31, 2000                 3

                  Consolidated Statements of Operations -
                    Three months and nine months ended
                    September 30, 2001 and 2000                             5

                  Consolidated Statements of Cash Flows -
                    Nine months ended September 30, 2001 and 2000           6

                  Notes to Consolidated Financial Statements                7


         Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS          10


PART II           OTHER INFORMATION


         Item 1   LEGAL PROCEEDINGS                                        16


         Item 6   EXHIBITS AND REPORTS ON FORM 8-K                         16


SIGNATURES                                                                 17

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                   September 30,   December 31,
                                                                       2001           2000
                                                                   -----------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $9,370         $8,539
  Accounts receivable, net                                              45,488         42,411
  Prepaid expenses and other                                             3,860          3,074
  Deferred income taxes                                                    307            307
                                                                   -----------    -----------

              Total current assets                                      59,025         54,331
                                                                   -----------    -----------

PROPERTY AND EQUIPMENT, net
  Communications and computer equipment                                 59,051         54,023
  Furniture and fixtures                                                12,900         11,838
  Leasehold improvements                                                 6,953          6,614
                                                                   -----------    -----------
                                                                        78,904         72,475
  Less:  Accumulated depreciation and amortization                     (44,424)       (36,315)
                                                                   -----------    -----------
                                                                        34,480         36,160
                                                                   -----------    -----------

DEFERRED INCOME TAXES                                                    1,689          1,689

OTHER ASSETS                                                             2,421          1,557
                                                                   -----------    -----------

                                                                       $97,615        $93,737
                                                                   ===========    ===========

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                           September 30,   December 31,
                                                                               2001           2000
                                                                           -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of line of credit                                             $4,000         $8,500
  Current portion of long-term debt                                                  -          4,000
  Current portion of capitalized lease obligations                                  71            292
  Accounts payable                                                               9,714         10,433
  Accrued expenses                                                              10,131          7,829
                                                                           -----------    -----------

              Total current liabilities                                         23,916         31,054
                                                                           -----------    -----------

LINE OF CREDIT                                                                  13,000              -
                                                                           -----------    -----------
LONG-TERM DEBT                                                                       -          6,000
                                                                           -----------    -----------

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                                    --             --
  Common stock, $0.01 par value, 40,000 shares authorized,
     12,193 and 12,074 shares issued and outstanding                               122            121
  Additional paid-in capital                                                    50,064         49,797
  Retained earnings                                                             13,200          8,283
  Accumulated other comprehensive loss                                          (2,687)        (1,518)
                                                                           -----------    -----------

              Total shareholders' equity                                        60,699         56,683
                                                                           -----------    -----------

                                                                               $97,615        $93,737
                                                                           ===========    ===========

        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended                  Nine Months Ended
                                                                     September 30,                       September 30,
                                                              --------------------------          --------------------------
                                                                2001              2000              2001              2000
                                                              --------          --------          --------          --------
REVENUES                                                      $ 55,816          $ 51,445          $171,592          $140,856
                                                              --------          --------          --------          --------
OPERATING EXPENSES:
 Cost of services                                               32,134            29,557            96,332            79,936
 Selling, general and administrative                            22,492            18,927            66,678            52,698
                                                              --------          --------          --------          --------
                                                                54,626            48,484           163,010           132,634
                                                              --------          --------          --------          --------

                Operating income                                 1,190             2,961             8,582             8,222

INTEREST EXPENSE                                                   237               374               807               841
                                                              --------          --------          --------          --------

                Income before income taxes                         953             2,587             7,775             7,381

INCOME TAXES                                                       334             1,009             2,858             2,879
                                                              --------          --------          --------          --------

NET INCOME                                                    $    619          $  1,578          $  4,917          $  4,502
                                                              ========          ========          ========          ========
EARNINGS PER SHARE:
 Basic earnings per share                                     $   0.05          $   0.13          $   0.41          $   0.38
                                                              ========          ========          ========          ========
 Diluted earnings per share                                   $   0.05          $   0.13          $   0.39          $   0.36
                                                              ========          ========          ========          ========

 Shares used in computing basic earnings per share              12,183            11,975            12,129            11,877
                                                              ========          ========          ========          ========
 Shares used in computing diluted earnings per share            12,733            12,514            12,659            12,429
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

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           ----------------------
                                                                                             2001          2000
                                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $4,917       $4,502
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                                          8,174        6,879
      (Increase) in:
        Accounts receivable                                                                 (3,077)      (9,708)
        Prepaid expenses and other                                                            (786)      (1,249)
        Other assets                                                                          (929)        (286)
      Increase (Decrease) in:
        Accounts payable                                                                      (719)       4,769
        Accrued expenses                                                                     2,302        3,233
                                                                                           -------      -------
                Net cash provided by operating activities                                    9,882        8,140
                                                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                       (6,429)     (16,219)
                                                                                           -------      -------
                Net cash used in investing activities                                       (6,429)     (16,219)
                                                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                                                           8,500            -
  Proceeds from long-term-debt                                                                   -        9,500
  Payments on long-term debt                                                               (10,000)      (3,000)
  Payments on capitalized lease obligations                                                   (221)        (448)
  Proceeds from exercise of stock options                                                      268          356
                                                                                           -------      -------
                Net cash (used in) provided by financing activities                         (1,453)       6,408
                                                                                           -------      -------

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
        AND CASH EQUIVALENTS                                                                (1,169)      (1,332)
                                                                                           -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           831       (3,003
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               8,539       12,239
                                                                                           -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $9,370       $9,236
                                                                                           =======      =======


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2000.


Note 2:  EARNINGS PER SHARE

The Company has presented earnings per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share ("Basic EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing the net income for each period by the weighted average number of shares of Common stock and Common stock equivalents outstanding for each period. For the nine months ended September 30, 2001 and 2000, Common stock equivalents outstanding used in computing Diluted EPS were 530,000 and 552,000 respectively. For the three months ended September 30, 2001 and 2000, Common stock equivalents outstanding used in computing Diluted EPS were 550,000 and 539,000, respectively. For the nine months ended September 30, 2001 and 2000, options to purchase 249,000 and 352,000 shares of Common stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive. For the three months ended September 30, 2001 and 2000, options to purchase 33,000 and 65,000 shares of Common stock were outstanding, but not included in the computation of Diluted EPS as the result would be antidilutive.


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

                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                       September 30,
                                                     ----------------------------       ----------------------------
                                                         2001              2000            2001               2000
                                                     ----------        ----------       ----------        ----------
         Net Income                                  $  619,000        $1,578,000       $4,917,000        $4,502,000
         Foreign currency translation adjustments       140,000          (481,000)        (739,000)         (813,000)
                                                     ----------        ----------       ----------        ----------
         Comprehensive income                        $  759,000        $1,097,000       $4,178,000        $3,689,000
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

                                             Three Months Ended                     Nine Months Ended
                                                September 30,                         September 30,
                                        ----------------------------           ----------------------------

                                           2001              2000                2001               2000
                                        ---------          ---------           ---------          ---------

Revenues:
  Domestic CRM Services                 $  41,403          $  37,052           $ 124,479          $ 105,676
  International CRM Services               14,413             14,393              47,113             35,180
                                        ---------          ---------           ---------          ---------
                                        $  55,816          $  51,445           $ 171,592          $ 140,856
                                        =========          =========           =========          =========
Operating Income:
  Domestic CRM Services                 $     337          $   1,265           $   3,983          $   5,571
  International CRM Services                  853              1,696               4,599              2,651
                                        ---------          ---------           ---------          ---------
                                        $   1,190          $   2,961           $   8,582          $   8,222
                                        =========          =========           =========          =========
Total Assets:
  Domestic CRM Services                 $  64,111          $  64,743           $  64,111          $  64,743
  International CRM Services               28,253             25,608              28,253             25,608
  Corporate                                 5,251              5,302               5,251              5,302
                                        ---------          ---------           ---------          ---------
                                        $  97,615          $  95,653           $  97,615          $  95,653
                                        =========          =========           =========          =========
Depreciation and Amortization:
  Domestic CRM Services                 $   1,608          $   1,336           $   4,406          $   3,823
  International CRM Services                  820                668               2,130              1,843
  Corporate                                   629                342               1,638              1,213
                                        ---------          ---------           ---------          ---------
                                        $   3,057          $   2,346           $   8,174          $   6,879
                                        =========          =========           =========          =========

Capital Expenditures:
  Domestic CRM Services                 $   2,257          $  (2,066)          $   4,824          $   9,604
  International CRM Services                  951              3,581                 751              5,495
  Corporate                                   400               (365)                854              1,120
                                        ---------          ---------           ---------          ---------
                                        $   3,608          $   1,150           $   6,429          $  16,219
                                        =========          =========           =========          =========



                   The following table represents information about the Company by geographic area:


                                        Three Months Ended                     Nine Months Ended
                                            September 30,                        September 30,
                                  -----------------------------           ----------------------------
                                     2001               2000                 2001              2000
                                  ---------           ---------           ---------          ---------
Revenues:
  United States                   $  44,124           $  39,974           $ 133,802          $ 112,165
  Canada                              6,102               6,047              20,958             16,628
  Europe                              4,787               4,465              14,458              9,708
  Australia                             803                 959               2,374              2,355
                                  ---------           ---------           ---------          ---------
                                  $  55,816           $  51,445           $ 171,592          $ 140,856
                                  =========           =========           =========          =========
Operating Income (loss):
  United States                   $     676           $   1,801           $   5,436          $   6,671
  Canada                                653                 809               2,901              1,920
  Europe                                (15)                562                 636                110
  Australia                            (124)               (211)               (391)              (479)
                                  ---------           ---------           ---------          ---------
                                  $   1,190           $   2,961           $   8,582          $   8,222
                                  =========           =========           =========          =========
Identifiable Assets:
  United States                   $  69,362           $  70,497           $  69,362          $  70,497
  Canada                             10,934              10,536              10,934             10,536
  Europe                             14,981              12,214              14,981             12,214
  Australia                           2,338               2,406               2,338              2,406
                                  ---------           ---------           ---------          ---------
                                  $  97,615           $  95,653           $  97,615          $  95,653
                                  =========           =========           =========          =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2001


GENERAL


         ICT Group, Inc. (the "Company" or "ICT") is a leading global supplier of customer relationship management (CRM) solutions. The Company provides integrated telesolutions, e-solutions and market solutions helping its clients identify, acquire, retain, service, measure, and maximize the lifetime value of their customer relationships. ICT's telesolutions offering includes outbound telesales and inbound customer support for sales and service applications, domestically and internationally. Its e-solutions offering provides real-time interaction-driven customer support for Internet sales and service applications through Web-enabled customer contact center services, e-mail management and processing, and multi-channel CRM services. Market research, database marketing, and data mining capabilities are available through its market solutions offering, including questionnaire design, telephone interviewing, data coding, tabulating, and analysis services.

         The Company's customer management services experience, Internet and CRM technology capabilities and expertise in select target industries enables it to provide its clients with high quality cost-effective solutions. These solutions have been traditionally available from the Company on an outsourced basis, using ICT's customer contact centers, and now the Company provides an option for businesses to purchase or lease them on a hosted or co-sourced basis. Accordingly, ICT has begun offering these services through a hosted arrangement, using the client's staff and facility, or on a co-sourced basis, using both the client's operation and ICT's technologically compatible customer contact centers. To accomplish this, the Company launched iCT ConnectedTouch, LLC in 2000. The Company now plans to merge this wholly owned subsidiary into the Company. The Company expects to continue to provide hosted technology solutions and consultative services for in-house CRM sales and service operations through the Company's core operating units.

The Company's growth strategy includes the following key elements:


         |_|      Expand Value-Added Services
         |_|      Develop Strategic Alliances and Acquisitions
         |_|      Increase International Presence
         |_|      Focus on Industry Specialization
         |_|      Maintain Technology Investment
         |_|      Continue Commitment to Quality Service
         |_|      Target the In-Sourced CRM Market
         |_|      Pursue e-Commerce Opportunities

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000:

         Revenues. Revenues increased 8% to $55.8 million for the three months ended September 30, 2001 from $51.4 million for the three months ended September 30, 2000. Revenue growth was constrained by the events of September 11, 2001 as we worked with our clients and curtailed outbound sales and marketing activities for the week following the event. Revenues from the Domestic CRM Services segment increased 12% to $41.4 million from $37.1 million in the three months ending September 30, 2000 and accounted for 74% of company revenues versus 72% for the same period in the prior year. Business from existing clients was flat as growth from certain existing customers was offset by declines with other existing clients. As a result, all of the net growth was from new customers due to the addition of several new contracts. International CRM Services revenues were $14.4 million in both the three months ending September 30, 2001 and 2000, and accounted for 26% of Company revenues versus 28% for the same period in the prior year.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 9% to $32.1 million for the three months ended September 30, 2001 from $29.6 million in the three months ended September 30, 2000. This increase is primarily the result of increased direct labor and telecommunications costs required to support the increased revenue volume. As a percentage of revenues, cost of services were approximately 58% in both the third quarter of 2001 and the third quarter of 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 19% to $22.5 million for the three months ended September 30, 2001 from $18.9 million for the three months ended September 30, 2000 primarily due to the increased number of contact centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses were 40% for the three months ended September 30, 2001 versus 37% for the three months ending September 30, 2000. The increase as a percentage of revenues is due to fixed costs over revenues that were lower than expected in light of the events of September 11, 2001.

         Interest Expense, net. Net interest expense of $237,000 in the third quarter of 2001 versus $374,000 in the third quarter of 2000, reflects the interest expense related to borrowings against the Company's line of credit and capital leases offset by investment income. The decrease in net interest expense is primarily the result of decreased average outstanding balances on line of credit borrowings to fund capital expenditures in 2001 as compared to 2000, and lower interest rates.

         Provision for Income Taxes. Provision for income taxes decreased to $334,000 for the third quarter of 2001 from $1.0 million in the third quarter of 2000. For the third quarter of 2001, the provision for income taxes was approximately 35% of income before income taxes. For the third quarter of 2000, the provision for income taxes was approximately 39% of income before income taxes. The Company was able to decrease it's effective tax rate due to lower corporate income tax rates in Canada and a proportionately higher amount of pretax income in Ireland which is subject to a lower corporate income tax rate.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 and 2000:

         Revenues. Revenues increased 22% to $171.6 million for the nine months ended September 30, 2001 from $140.9 million for the nine months ended September 30, 2000. Revenue growth was constrained by the events of September 11, 2001 as we worked with our clients and curtailed outbound sales and marketing activities for the week following the event. Revenues from the Domestic CRM Services segment increased 18% to $124.5 million from $105.7 million in the nine months ending September 30, 2000 and accounted for 73% of company revenues versus 75% for the same period in the prior year. Business from existing clients was flat as growth from certain existing customers was offset by declines with other existing clients. As a result, all of the net growth was from new customers due to the addition of several new contracts. International CRM Services revenues grew 34% to $47.1 million from $35.2 million in the nine months ending September 30, 2000 and accounted for 27% of Company revenues versus 25% for the same period in the prior year. Most of the increase was from expanded business with existing customers.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 21% to $96.3 million for the nine months ended September 30, 2001 from $79.9 million in the nine months ended September 30, 2000. This increase is primarily the result of increased direct labor and telecommunications costs required to support the increased revenue volume. As a percentage of revenues, cost of services decreased to 56% in the first nine months of 2001 from 57% in the same period of 2000 which was primarily the result of a decrease in labor cost per production hour due to productivity improvements and the migration of contact centers to lower cost labor areas.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 27% to $66.7 million for the nine months ended September 30, 2001 from $52.7 million for the nine months ended September 30, 2000 due to the increased number of contact centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenues, selling, general and administrative expenses were 39% for the nine months ended September 30, 2001 versus 37% for the nine months ending September 30, 2000. The increase as a percentage of revenues is due to fixed costs over revenues that were lower than expected in light of the events of September 11, 2001.

         Interest Expense, net. Net interest expense of $807,000 in the first nine months of 2001 versus $841,000 in the first nine months of 2000, reflects the interest expense related to borrowings against the Company's line of credit and capital leases for capital expansion offset by investment income. The decrease in net interest expense is primarily the result of decreased average outstanding balances on borrowings in 2001 as compared to 2000, and lower interest rates.

         Provision for Income Taxes. Provision for income taxes was $2.9 million for both the first nine months of 2001 and 2000. For the first nine months of 2001, the provision for income taxes was approximately 37% of income before income taxes. For the first nine months of 2000, the provision for income taxes was approximately 39% of income before income taxes. The Company was able to decrease it's effective tax rate due to lower corporate income tax rates in Canada and a proportionately higher amount of pretax income in Ireland which is subject to a lower corporate income tax rate.

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

         Historically, the Company's business tends to be strongest in the second and fourth quarters due to the high level of client sales activity in the spring and prior to the holiday season. In the first quarter, CRM Services business generally levels off or slows from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. Historically, the Company has expanded its operations in the first quarter to support anticipated business growth beginning in the second quarter, however growth in the second quarter of 2001 was somewhat constrained by the slowing growth in our International CRM Services business. Demand for the Company's services typically slows or decreases in the third quarter as the volume of business decreases during the summer months. The third quarter of 2001 was constrained by the events of September 11, 2001. In addition, the Company's operating expenses increase during the third quarter in anticipation of higher demand for its services during the fourth quarter.

Liquidity and Capital Resources

         Cash provided by operating activities was $9.9 million for the nine months ended September 30, 2001 versus $8.1 million of cash provided by operating activities for the nine months ended September 30, 2000. The approximate $1.7 million increase is the result of higher depreciation and amortization in the first nine months of 2001 compared to the first nine months of 2000, and a slowing of the growth in accounts receivable partially offset by a decrease in accounts payable. In the third quarter of 2000, revenues grew 33% compared to revenues in the fourth quarter of 1999 causing an increase in accounts receivable of $9.7 million for the nine months ending September 30, 2000. Revenues in the third quarter of 2001 were lower than fourth quarter 2000 revenues, largely due to the aftermath of the events of September 11, 2001 resulting in lower growth of accounts receivable for the nine months ending September 30, 2001. Part of this decrease in the growth was offset by a decrease in accounts payable as spending for capital expenditures was down significantly in the nine months ending September 30, 2001 compared to spending for the nine months ending September 30, 2000.

         Cash used in investing activities was $6.4 million for the nine months ended September 30, 2001 compared to $16.2 million for the first nine months of 2000. The decrease over the prior year is attributable to a lower investment in capital expenditures. In the first nine months of 2000, a significant investment was made in software licenses for iCT ConnectedTouch, LLC, the Company's wholly owned subsidiary that provides hosted technology solutions and consultative services for in-house CRM service operations. The Company added 255 workstations in the first nine months of 2001, and operates 6,176 workstations at September 30, 2001. In the first nine months of 2000 the Company added 1,304 workstations, and operated 5,472 workstations at September 30, 2000.

         Cash used in financing activities was $1.5 million for the nine months ended September 30, 2001 versus cash provided by financing activities of $6.4 million for the comparable 2000 period. The $7.9 million decrease is due to the significantly lower capital expenditures financed in the first nine months of 2001 versus the comparable 2000 period. Consequently, the Company paid down debt of $1.5 million during the first nine months of 2001 versus net borrowings of $6.5 million in the first nine months of 2000.

         The Company's operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through cash generated from operations, the Company's line of credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. At September 30, 2001, $17.0 million was outstanding under the Company's line of credit.

         On April 26, 2001, the Company announced it had secured a new three-year $85 million revolving credit facility from five banks. The agreement contains customary affirmative and negative covenants, including the maintenance of certain financial ratios and a minimum net worth. This facility replaced the existing $45 million credit facility which was due to expire in the third quarter of 2001. The Company believes that cash on hand, together with cash flow generated from operations, the availability of operating leases, and funds available under the new credit facility will be sufficient to finance its current operations and planned capital expenditures at least into 2003.

         In January 2001, the Company signed a lease for a new corporate headquarters facility. The lease is scheduled to commence in February 2002, is for approximately 105,000 square feet, and has a term of 15 years. Minimum annual rent in the first year of the lease is $2.3 million and increases by 2% per year throughout the lease term.

Recent Accounting Pronouncements

         In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", which was adopted by the Company on January 1, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not currently hold derivative instruments or engage in hedging activities, and as such, the adoption of this pronouncement did not have any impact on the Company's financial position or results of operations.

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

         As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering effective September 14, 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. On May 19, 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. On September 22, 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. On November 3, 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. On February 2, 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. Since that time the defendants filed a motion for summary judgement seeking to have the case dismissed on the grounds that there is no material issue of fact. Plaintiffs filed a response in opposition to defendant's motion and also filed a motion to have the matter certified as a class action. In September 2000, the Court entered orders dismissing the defendants motion for summary judgement and plaintiffs motion for class certification without prejudice, with leave to re-file such motions upon the completion of discovery. The Company anticipates that further discovery will be conducted.

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


Item 6.  Exhibits and Reports on Form 8-K


         (a) The registrant was not required to file any reports on Form 8-K for the three months ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                               ICT GROUP, INC.



Date: November 12, 2001        By: /s/ John J. Brennan
                                   -------------------
                               John J. Brennan
                               Chairman and Chief
                               Executive Officer

Date: November 12, 2001        By: /s/ Vincent A. Paccapaniccia
                                   ----------------------------
                               Vincent A. Paccapaniccia
                               Senior Vice President,
                               Finance and Administration,
                               Chief Financial Officer and Assistant Secretary