Form 10-K
period 2001-12-31
ICT GROUP INC
filed 2002-04-01
CIK 1013149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------
                                       or
[   ]      Transition report pursuant to section 13 or 15(d) of the Securities
           Exchange Act of 1934
           For the transition period from ____________ to ___________


                         Commission File Number 0-20807


                                 ICT GROUP, INC.
             (Exact name of registrant as specified in its charter.)


             Pennsylvania                             23-2458937
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


        100 Brandywine Boulevard
             Newtown, PA                                18940
(Address of principal executive offices)             (Zip Code)


        Registrant's telephone number, including area code: 267-685-5000

  Title of each class:            Name of each exchange on which registered:
          None                                      None
------------------------          ------------------------------------------


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01
                 ---------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $116,627,160. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on March 15, 2002. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant's Common Stock outstanding as of March 15, 2002 was 12,267,125.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                 ICT GROUP, INC.

                             FORM 10-K ANNUAL REPORT
                     For Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I

Item 1.  Business......................................................................................... 1

Item 2.  Properties....................................................................................... 8

Item 3.  Legal proceedings................................................................................ 8

Item 4.  Submission of matters to a vote of security holders.............................................. 9


PART II

Item 5.  Market for registrant's common equity and related stockholder matters............................10

Item 6.  Selected financial data..........................................................................11

Item 7.  Management's discussion and analysis of financial condition and results of operations............12

Item 7A. Qualitative and quantitative disclosure about market risk........................................17

Item 8.  Financial statements and supplementary data......................................................17

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure.............17


PART III

Item 10. Directors and executive officers of the registrant...............................................17

Item 11. Executive compensation...........................................................................17

Item 12. Security ownership of certain beneficial owners and management...................................17

Item 13. Certain relationships and related transactions...................................................18


PART IV

Item 14. Exhibits, financial statement schedules, and reports on form 8-K.................................18

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

                                     PART I

ITEM 1.  BUSINESS

ICT Group, Inc. (the "Company" or "ICT") is a leading global provider of integrated customer relationship management (CRM) solutions. The Company provides integrated sales, marketing and customer care solutions designed to help its clients identify, acquire, retain, service, measure, and maximize the lifetime value of their customer relationships. ICT's comprehensive, balanced mix of outsourced CRM solutions includes inbound and outbound sales, up-selling/cross-selling, customer care and retention and technical support/help desk services as well as full-service marketing research, including telephone interviewing, coding and analysis as well as database design and marketing analysis.

ICT also offers a comprehensive suite of CRM technologies on a hosted basis, for use by clients at their own in-house facilities, or on a co-sourced basis, in conjunction with its fully compatible, Web-enabled customer contact centers. These include: automatic call distribution (ACD), contact management, automated e-mail management and processing, sales force and marketing automation, interactive voice response services, alert notification and Web self-help for the delivery of consistent, quality customer care in a multi-channel environment.

Industry Overview:

The CRM services market includes traditional activities such as inbound and outbound telesales and customer care, e-business support and marketing services including market research and database marketing and analysis. Customer contact center outsourcing has evolved significantly in recent years. Competitive pressures, advancements in technology and an accelerating trend toward outsourcing customer care has resulted in the demand for more complex, interactive and multi-channel CRM solutions. Outsourced CRM service providers are now expected to serve more as a business "partner," offering clients value-added contact center strategies rather than traditional commodity-based sales and service applications.

ICT is ahead of the competition in responding to this trend and has already expanded its portfolio of value-added services to include niche, industry-specialized sales, customer care and marketing support services designed to improve clients' profitability and maximize their per-customer revenue. As an example, ICT recently introduced Direct Response Medical Detailing (DrMD(SM)), a data modeling, multi-channel detailing program designed to influence prescribing activity and increase pharmaceutical clients' ROI for certain prescription products.

ICT Approach:

ICT believes that it has distinguished itself in the CRM solutions industry by having a balanced growth strategy, vertical market and customer-centric focus, comprehensive portfolio of services, and substantial resources to support future expansion. The Company continues to expand its worldwide network of state-of-the-art CRM contact centers in order to deliver globally integrated, multi-channel CRM sales and service solutions to meet the specific needs of its large, multinational clients.

With extensive experience providing outsourced sales, marketing and customer care services, the Company is well-positioned for continued success in a large and growing market. By leveraging its strong management team, proven business model, global infrastructure, CRM operating and technology investments, and expertise in target industries, ICT intends to advance its leadership position as a global supplier of integrated CRM solutions.

The Company also plans to:
o Introduce additional cost-effective, off-shore CRM solutions
o Continue investing in its outsourced customer care services
o Further develop its value-added marketing services
o Deepen relationships with existing customers
o Further expand its international presence

Strategy

         The Company's growth strategy includes the following key elements:

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

         o Develop Strategic Alliances and Acquisitions. ICT intends to continue pursuing strategic alliances with, and acquisitions of, domestic and international businesses that provide complementary CRM services. The Company is currently utilizing state-of-the-art CRM software and Internet platform technologies from leading edge suppliers such as Aspect Communications Corporation, Siebel Systems, Inc., Oracle and Cisco.

         o Increase International Presence. The Company plans to broaden its geographic reach and further develop its expertise in CRM services in international markets by focusing on businesses with multinational operations. ICT currently provides multilingual services to customers in the United States, Europe, Latin America, Canada and Australia. ICT intends to expand its operations in these areas, as well as others.

           o Focus on Industry Specialization. Management believes it has gained a competitive advantage by concentrating on servicing businesses in a limited number of targeted industries and intends to maintain its industry specialization. In addition, management believes that this specialization will enable it to attract new clients because of its industry expertise.

         o Maintain Technology Investment. The Company intends to continue making substantial investments in technology to maintain its technological strength within the CRM services industry. ICT has been an industry leader in the implementation of innovative CRM technologies to lower its effective cost per contact and to improve its sales and customer service. The Company has made significant investments in information and communications technologies and management believes it was among the first to offer fully automated CRM services, collaborative web browsing services and to implement predictive dialing equipment.

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

ICT's Services

           ICT delivers its telesolution, e-solution and market solution CRM services through two business segments that are supported by the Company-wide marketing, sales, systems and corporate units. ICT's sales force and operating units are organized into a series of industry sectors focused on selling and supporting the full range of the Company's services to clients in their respective target industries. ICT believes this organizational structure allows the Company to provide comprehensive solutions to its clients' CRM service needs, since it enables ICT's sales and customer service personnel to develop in-depth knowledge of the needs of businesses in their designated industries.

Domestic CRM Services

Traditional teleservices, as well as marketing, research and consulting services, and ongoing customer care services are offered in the United States through the Company's Domestic CRM Services segment, which is comprised of the following business units.

         ICT TeleServices. ICT TeleServices provides telesales support activities primarily for clients in the insurance, financial services, telecommunications, information services, energy services and media industries.

         ICT Financial Marketing Services. This business unit's management team consists of professionals who have client-side banking experience in branch management and operations, marketing, advertising, research, electronic funds transfer, home and branchless banking, customer service and systems support. As of December 31, 2001, ICT Financial Marketing Services operated dedicated inbound/outbound contact centers in Amherst, New York and Morrilton, Arkansas.

         ICT Medical Marketing Services. Through this business unit, ICT provides service for the increasingly complex needs of healthcare and pharmaceutical clients. This unit is staffed by dedicated personnel to meet the sophisticated product and customer profiles of specific clients. As of December 31, 2001, ICT Medical Marketing Services operated a dedicated contact center in Langhorne, Pennsylvania.

         ICT Research and Database Marketing Services. This business unit provides businesses across a wide range of industries with value added market research and database marketing services. This unit makes extensive use of advanced technology, including integrated predictive dialing and Computer Assisted Telephone Interviewing software, to obtain market and customer data cost effectively. As of December 31, 2001, ICT Research Services conducted surveys from centers in Depew, New York and Conway, Arkansas.

         Customer Care Management Services. This business unit was established to pursue outsourcing opportunities for customer care management. Depending on client needs, ICT will assume sole or shared responsibilities for the management of a client's customer care operations. As of December 31, 2001, this business unit operated contact centers in Lakeland, Florida, Langhorne, Pennsylvania, and Spokane, Washington.

International CRM Services

         The Company offers multilingual teleservices and customer care services through four business units comprising ICT International Services. The growth of multinational corporations and the increase in non-English speaking residents in the United States has increased the demand for the multilingual capabilities that ICT provides. The segment currently consists of the following business units:

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

         ICT Canada. ICT Canada provides service representatives who are fluent in French and English. As of December 31, 2001, ICT Canada has contact centers located in Miramichi, Moncton and Riverview, New Brunswick, Canada; Halifax, New Glasgow and Sydney, Nova Scotia, Canada; and Cornerbrook and Carbonear, Newfoundland, Canada.

         ICT Australia. This unit was formed in 1999 to provide telemarketing services for multinational companies in the Pacific Rim. As of December 31, 2001, ICT Australia operated a contact center in Sydney, Australia.

Contact Center Facilities

         The following table lists the Company's contact center facilities as of December 31, 2001:

------------------------------------------------------------------------------
                                  Locations
------------------------------------------------------------------------------
Conway, AR; Morrilton, AR; Newark, DE; Fort Lauderdale, FL; Lakeland, FL; Miami, FL; Louisville, KY; Calais, ME; Lewiston, ME; Oxford, ME; Pittsfield, ME; Wilton, ME; Amherst, NY; Depew, NY; Lancaster, OH; Allentown, PA; Bensalem, PA; Bloomsburg, PA; Burnham, PA; Dubois, PA; Langhorne, PA (2); Lockhaven, PA; Trevose, PA; Chesapeake, VA; Christiansburg, VA; Norfolk, VA; Spokane, WA; Falling Waters, WV; Martinsburg, WV; Parkersburg, WV; Westover, WV; Carbonear, Newfoundland, Canada, Cornerbrook, Newfoundland, Canada; Halifax, Nova Scotia, Canada; Miramichi, New Brunswick, Canada; Moncton, New Brunswick, Canada; New Glasgow, Nova Scotia, Canada; Riverview, New Brunswick, Canada; Sydney, Nova Scotia, Canada; Athlone, Ireland; Dublin, Ireland; London, U.K.; and Sydney, Australia.
------------------------------------------------------------------------------

Target Industries

         ICT's domestic sales force is assigned to specific industry sectors, which enables its sales personnel to develop in-depth industry and product knowledge. Several of the industries that ICT serves are undergoing deregulation and consolidation, which provides the Company with additional opportunities as businesses search for low cost solutions for their marketing, sales and customer support needs. In 2001, business within the insurance and financial services industries accounted for 62% of the Company's revenues. The industries targeted by the Company and the principal services provided are described below.

         Insurance

         ICT works with large consumer insurance companies to market and provide sales and customer support services for products such as life, accident, health, and property and casualty insurance. The Company's insurance group operates numerous dedicated contact centers and in 2001, the Company sold approximately
1.6 million insurance policies on behalf of its clients. ICT employs approximately 400 agents licensed in life, A&H and P&C, including bilingual agents, in the U.S. and Canada. The Company has a full-service agent licensing and a continuing education department, which enables the Company and its agents to obtain licenses in 48 states and 8 Canadian provinces and to maintain their compliance with insurance regulations. Significant insurance clients in 2001 include, but are not limited to, Aegon, Prudential, Canadian Premier LIC and Sears Life Alliance.

           Financial Services

         ICT provides banks and other financial services clients with a wide range of services, including card-holder acquisition, active account generation, account balance transfer, account retention and customer service. ICT's Financial Marketing Services operations offers banking services, such as marketing and servicing home equity loans, lines of credit, loan-by-phone, checking and deposit account acquisition, mortgage loans and other traditional banking products. Among ICT's financial services clients in 2001 are Chase, Fleet, Discover, Capital One, Washington Mutual and Wells Fargo.

           Telecommunications/Utilities

         ICT provides teleservices and customer care management services for major telecommunications companies for long distance, cellular and cable products and services, regional telecommunications companies marketing advanced telephone features, and companies which provide billing support services to telecommunications carriers. Within the telecommunications/utilities industry, ICT clients in 2001 include, but are not limited to, Verizon, Integretel, and Rogers Wireless/AT&T.

         Pharmaceuticals and Health Care Services

         Leveraging ICT's insurance market position into the managed care industry, the Company, through its ICT Medical Marketing Services business unit, serves pharmaceutical manufacturers, health insurance companies, and other health care related suppliers, for the sale and marketing of products to both health care professionals (hospitals, physicians, pharmacists and nurses) and health care consumers (patients and prospective patients). The services the Company offers in this market segment consist of business-to-business, business-to-professional and business-to-consumer, utilizing inbound and outbound services to sell products, to conduct market research, develop marketing databases and provide customer care service. Clients in this category in 2001 include Pfizer, Blue Cross/Blue Shield and Therasense.

         Information Technology

         ICT provides sophisticated marketing resources primarily for inbound applications on behalf of clients in the computer software and hardware industries. These applications include, but are not limited to, customer service, first-level customer technical support and customer retention. ICT's clients frequently integrate outbound and inbound call campaigns, seeking to achieve favorable compounding results. Information technology clients in 2001 include, but are not limited to, AOL and AOL Canada.

Technology

         ICT invests heavily in system and software technologies designed to improve contact center production thereby lowering the effective cost per contact made or received, and to improve sales and customer service effectiveness by providing its sales and service representatives with real-time access to customer and product information. Since January 1995, the Company has invested over $81 million in information and communications systems and software enabling it to use state-of-the-art contact center technology. ICT believes it was one of the first fully automated teleservices companies and among the first to implement predictive dialing equipment for outbound telemarketing and market research and to provide collaborative web browsing services.

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

         ICT Group uses a series of CRM software to prepare outbound and inbound scripts, manage, update and reference client data files, collect statistical transaction and performance data and assist in the preparation of internal and client reports. This CRM software includes ICT Group's proprietary list management system ("LMS") as well as Siebel's Contact Management system. The use of the Siebel suite applications as well as Oracle's database management system provides a scalable and robust suite of applications to support our client's business needs. Continued deployment of the Siebel vertical market offerings and thin client solutions will be a focus for ICT.

Quality Assurance, Personnel and Training

         ICT emphasizes quality service and extensive employee training as a way to compete effectively and invests heavily in quality assurance personnel and practices. ICT's quality assurance and training departments are responsible for the development and enforcement of contact center policies and procedures, the selection and training of telephone service representatives, the training and professional development of contact center management personnel, monitoring of calls and verification and editing of all sales. Through the Company's quality assurance department, both the Company and its clients are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations are recorded (with the customer's consent) in order to verify the accuracy and authenticity of transactions. Additionally, ICT is able to provide to its clients immediate updates on the progress of an ongoing program. Access to this data allows ICT and its clients to identify potential campaign shortfalls and to immediately modify or enhance the program. In 1998 the Company completed the installation of digital recording technology in all US outbound centers. This installation allows the consolidation of all verification activities into geographically centralized locations and effectively created a "third party" verification center. Verification results are now available to Operations and Client Services by the end of the calling day. Also, each center can access the recordings for review with supervisory staff or the service representative.

         ICT continued this commitment to excellence by piloting digital recording for verification purposes in one of its inbound centers. As a result of this implementation, digital recording was rolled out to all other inbound sales programs. As with outbound data, inbound sales data will be consolidated into the existing Central Verification Center. The Company's commitment to providing quality service is further illustrated by its certification with ISO 9002 standards, which are administered by the International Organization for Standardization and represent an international consensus on the essential features of a quality system to ensure the effective operation of a business. All domestic and international sales and service focused business units were ISO 9002 registered as of December 31, 1999.

         Management believes that a key driver of ICT's success is the quality of its employees. The Company tailors its recruiting and training techniques toward the industries it serves. As part of the setup of each client program, service representatives receive a detailed review of each program in which they are to participate along with training regarding the background, structure and philosophy of the client that is sponsoring the program. As is typical in the teleservices industry, over 90% of the Company's service representatives are part-time employees. As of February 22, 2002, ICT employed approximately 10,900 people, of which approximately 10,300 were service representatives. None of ICT's employees are currently represented by a labor union. The Company considers its relations with its employees to be good.

Clients

         The Company generally operates under month-to-month contractual relationships with its teleservices clients. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Services are generally based upon an hourly rate for outbound calls and per-minute rates for inbound calls. On occasion, the Company performs services for which it is paid incentives based on completed sales. ICT's Customer Care Management Services unit typically enter into longer term, contractual relationships that may contain provisions for early contract terminations.

         ICT targets those companies which it believes have the greatest potential to generate recurring revenues to the Company based on their ongoing direct sales and customer service needs. At December 31, 2001, ICT provided direct sales and customer service to approximately 130 clients. The Company's largest client in recent years has been Aegon Life Insurance Company, which accounted for approximately 17% of the Company's net revenues in 2001. On March 18, 2002, the Company announced that it would no longer provide outbound telesales services to Aegon in North America. The Company currently anticipates that the revenue reduction associated with this announcement will be approximately $10 to $12 million, with the wind down commencing in the second quarter. The Company intends to continue providing Aegon with telesales and customer service support in Europe and Australia and customer service support in North America. One other client accounted for 12% of the Company's net revenues in 2001.

Competition

         The CRM services industry is very competitive and the Company's principal competition in its primary markets comes from large service organizations, including, but not limited to, Convergys Corporation, SITEL Corporation, TeleTech Holdings, Inc., APAC TeleService, Inc. and West Corporation. The Company competes with numerous independent firms, some of which are as large or larger than ICT, as well as the in-house operations of many of its clients or potential clients. In addition, most businesses that are significant consumers of these services utilize more than one teleservice firm at a time and reallocate work among various firms from time to time. Some of this work is contracted on an individual project basis, with the effect that the Company and other firms seeking such business are required to compete with each other frequently as individual projects are initiated. Furthermore, the Company believes there is a trend among businesses with in-house contact center operations toward outsourcing the management of those operations to others and that this trend may attract new competitors, including, but not limited to, competitors that are substantially larger and better capitalized than ICT, into the Company's market. Additionally, ICT faces competitors in its hosted CRM offerings.

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

         The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA"). Under the TCFAPA, the FTC has issued regulations prohibiting deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that telemarketers maintain records on various aspects of their business. Analogous restrictions apply to industries regulated by the SEC. Management believes that it is in compliance with the TCPA and its implementing regulations, as well as with the regulations promulgated pursuant to the TCFAPA. Failure to comply with either the TCPA or the TCFAPA could adversely affect or limit the Company's current or future operations.

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

         Activity at the state level regarding laws that impact the teleservices industry has intensified over the past several years. States have enacted a variety of laws regulating marketing via telephone. Do Not Call Lists, restricted hours or days, registration, request to continue solicitation and no rebuttal laws are common in many states. At this writing twenty states have enacted Do Not Call legislation. ICT Group, Inc. complies with all of these laws. The Quality Assurance department is responsible for compliance. Participation on the Direct Marketing Association and the American Telemarketing Associates Legislative Committees ensure timely notification of proposed legislation.

ITEM 2.  PROPERTIES

         As of December 31, 2001, the Company's corporate headquarters were located in Langhorne, Pennsylvania in leased facilities consisting of approximately 29,500 square feet of office space rented under leases that expire in 2002. In January 2001 the Company signed a lease for a new corporate and divisional headquarters facility. The lease commenced in February 2002, is for approximately 105,000 square feet and has a term of 15 years. In addition to the corporate headquarters staff, certain other divisional and operations personnel will be located in the new facility. The Company also leases all of the facilities used in its contact center operations, as well as office space in Chicago, Illinois, and Saddlebrook, New Jersey for its sales offices. The leases for the Company's facilities expire generally between January 2002 and March 2017 and typically contain renewal options. Management believes that its existing facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. Management believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity, if decided adversely to the Company.

         As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering effective June 14, 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. On May 19, 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. On June 22, 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. On November 3, 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. On February 2, 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. Since that time the defendants filed a motion for summary judgement seeking to have the case dismissed on the grounds that there is no material issue of fact. Plaintiffs filed a response in opposition to defendant's motion and also filed a motion to have the matter certified as a class action. In September 2000, the Court entered orders dismissing the defendant's motion for summary judgement and plaintiffs motion for class certification without prejudice, with leave to re-file such motions upon the completion of discovery. The Company and the plaintiffs have reached a verbal agreement to settle this litigation. The finalization of the proposed settlement is subject among other things, to the parties agreeing upon and executing a definitive settlement agreement having mutually agreeable terms and conditions. In addition, as with any class action litigation, any settlement agreement among the parties is not final until approved by the court. If approved, the settlement amount would be covered in full by the Company's insurance.

         As previously reported by the Company on July 12, 1996, Main Street Marketing of America Incorporated ("Main Street Marketing") brought a demand for arbitration against the Company in the Commonwealth of Pennsylvania before the American Arbitration Association claiming damages as a result of the Company's alleged breach of a service agreement under which the Company agreed to provide Main Street Marketing with various data entry, data processing and customer support services relating to Main Street Marketing's magazine subscription program during 1995 and 1996. Main Street Marketing alleges that the Company committed various breaches of the service agreement and had demanded an award in excess of $15 million. The Company responded to this demand for arbitration by denying liability and counterclaiming in an amount in excess of $125,000. The arbitration hearing in this matter commenced on July 30, 2001. Prior to the completion of the hearing, Main Street Marketing and the Company agreed to settle and finally resolve all claims of the parties and to release each other from any further liability with respect thereto.

         In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkley County, West Virginia. The suit was filed on behalf of all current and former hourly employees of the Company's facility in Martinsburg, West Virginia alleging that the Company had violated the West Virginia Wage Payment and Collection Act with respect to certain of the Company's pay practices. The allegations included failure to pay promised signing and incentive bonuses and wage increases; failure to compensate employees for short breaks or "transition" periods of less than 20 minutes; and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count for fraud, alleging that the failure to pay for short break and transition time violated specific representations made by the Company to its employees. The court certified the class and discovery commenced. In 2001, plaintiffs' counsel filed a motion to expand the class to include all current and former hourly employees at all four of the Company's West Virginia facilities and to add twelve current and former executives of the Company. The court granted plaintiffs' request. The Company filed a response denying liability and asserting numerous defenses. The Company is vigorously defending the suit, which is now in the discovery process. Plaintiffs have moved for summary judgment on their claims for failure to pay for short breaks and transition time on the basis that the Company's discovery responses establish a violation. The Company has filed a response asserting that it is premature for the Court to address this contention until further discovery has been completed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         The Company's Common Stock trades on the National Market segment of The Nasdaq Stock Market under the symbol "ICTG." The following table sets forth, for the periods indicated, the high and low sales prices as quoted on The Nasdaq Stock Market.

          Period                                 High         Low
          ------                                 ----         ---
          Fiscal 2000:
                   First Quarter              $12.875      $6.500
                   Second Quarter              10.000       4.500
                   Third Quarter               12.125       9.500
                   Fourth Quarter              11.875       8.000

          Fiscal 2001:
                   First Quarter               11.375       8.125
                   Second Quarter              17.400       9.563
                   Third Quarter               17.990       8.070
                   Fourth Quarter              18.990       8.870


         As of March 15, 2002, there were 47 holders of record of the Company's Common Stock. On March 15, 2002, the closing sale price of the Common Stock as reported by The Nasdaq Stock Market was $20.80.

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

                                                                           For Year Ended December 31,
                                                     -------------------------------------------------------------------
                                                       1997            1998        1999         2000         2001
                                                     -------------------------------------------------------------------
                                                                    (In thousands, except per share amounts)
Statement of Operations Data:
Revenues                                             $91,653         $120,982    $153,049     $198,609    $239,324
                                                     -------         --------    --------     --------    --------
Operating expenses:
  Cost of services                                    50,662           69,588      84,390      111,545     133,816
  Selling, general and administrative                 37,002           47,012      60,080       74,826      91,945
                                                     -------         --------    --------     --------    --------
                                                      87,671          116,600     144,470      186,371     225,761
                                                     -------         --------    --------     --------    --------

    Operating income                                   3,982            4,382       8,579       12,238     13, 563
Interest expense (income), net                          (398)             406         801        1,207       1,079
                                                     -------         --------    --------     --------    --------
    Income before income taxes                         4,380            3,976       7,778       11,031      12,484
Income taxes                                           1,708            1,550       3,033        4,302       4,506
                                                     -------         --------    --------     --------    --------
Net income                                           $ 2,672         $  2,426    $  4,745     $  6,729    $  7,978
                                                     =======         ========    ========     ========    ========
Diluted earnings per share                           $  0.22         $   0.20    $   0.39     $   0.54    $   0.63
                                                     =======         ========    ========     ========    ========
Shares used in computing diluted
    earnings per share                                12,044           12,023      12,261       12,454      12,682
                                                     =======         ========    ========     ========    ========




                                                                              As of December 31,
                                                     -------------------------------------------------------------------
                                                       1997            1998        1999        2000         2001
                                                     -------------------------------------------------------------------
                                                                                (In thousands)
Balance Sheet Data:
Cash and cash equivalents                            $17,711         $ 14,225    $ 12,239     $  8,539    $ 12,875
Working capital                                       25,530           27,093      26,767       23,277      38,766
Total assets                                          61,578           75,876      78,073       93,737     102,586
Long-term debt, less current maturities                6,297           14,833      10,308        6,000      12,000
Shareholders' equity                                  43,368           45,785      50,340       56,683      63,661

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

Critical Accounting Policies and Estimates

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Our significant accounting policies are described in Note 2 to our consolidated financial statements. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

   Revenue Recognition

      The Company recognizes revenues as services are performed, generally based on hours of work incurred. Amounts collected from customers prior to the performance of services are recorded as deferred revenues. Deferred revenues totaled approximately $519,000 and $0 as of December 31, 2001 and 2000, respectively, which are included in accrued liabilities in the accompanying consolidated balance sheets. Management believes that its revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101.

   Accounts Receivable

     Our accounts receivable balances are net of an estiamted allowance for uncollectible accounts. We continuously monitor collections and payments from our customers and maintain an allowance for uncollectible accounts based upon our historical experience and any specific customer collection issues that we have identified. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust our allowance for doubtful accounts if our future bad debt expense exceeds our estimated reserve. We are subject to concentration risks as certain of our customers provide a high percent of total revenues and corresponding receivables.

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

   Accounting for Income Taxes

     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. The Company has recorded no valuation reserves for deferred tax assets as of December 31, 2001. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

Results of Operations

         The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

                                                                                 Year Ended December 31,
                                                                ---------------------- ----------------- -----------------
                                                                        2001                 2000              1999
                                                                ---------------------- ----------------- -----------------
Revenues                                                               100.0%               100.0%            100.0%
                                                                       ------               ------            ------
Operating expenses
         Cost of services                                               55.9                 56.2              55.1
         Selling, general and administrative                            38.4                 37.6              39.3
                                                                        ----                 ----              ----
                                                                        94.3                 93.8              94.4
                                                                        ----                 ----              ----

                  Operating income                                       5.7                  6.2               5.6

Interest expense                                                         .6                    .8                .8
Interest income                                                          (.1)                 (.2)              (.3)
                                                                        ----                 ----              ----

                  Income before income taxes                             5.2                  5.6               5.1

Income taxes                                                             1.9                  2.2               2.0
                                                                         ---                  ---               ---

Net income                                                               3.3%                 3.4%              3.1%
                                                                        ====                 ====              ====

Year Ended December 31, 2001 and 2000

         Revenues. Revenues increased 20% to $239.3 million from $198.6 million in 2000. Revenues from the Domestic CRM Services segment increased 20% to $175.5 million from $146.4 million in the prior year and accounted for 73% of revenues versus 74% in the prior year. Business from existing clients grew $12.4 million, or 43% of the total growth, and new business accounted for $16.7 million, or 57% of the growth. International CRM Services revenues grew 22% to $63.8 million from $52.2 million in the prior year and accounted for 27% of revenues versus 26% in the prior year. Most of the increase was from expanded business with existing customers.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 20% to $133.8 million in 2001 from $111.5 million in 2000. This increase is primarily the result of increased direct labor required to support the increased revenue volume. As a percentage of revenues, cost of services was approximately 56% in both 2001 and 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 23% to $91.9 million in 2001 from $74.8 million in 2000 due to increased numbers of contact centers and workstation capacity and additional sales and systems support implemented to support business growth. As percentage of revenues, selling, general and administrative expenses was approximately 38% in both 2001 and 2000.

         Interest Expense, net. Interest expense, net of interest income, was $1.1 million in 2001 compared to $1.2 million in 2000 and reflects interest on borrowings against the Company's line of credit and capital leases for capital expansion offset by investment income. The decrease in net interest expense is the result of lower average outstanding balances under the Company's line of credit facility and lower interest rates in 2001 as compared to 2000.

         Income Taxes. Provision for income taxes increased $204,000 to $4.5 million in 2000 from $4.3 million in 2000. During 2001, the provision for income taxes was approximately 36% of income before income taxes compared to approximately 39% in 2000. The reduction in the income tax rate was due to a shift in the mix of the Company's pretax income. In 2001, a greater percentage of pretax income was generated in Ireland, where the income tax rate is 10%, and in Canada, where income tax rates were decreased from approximately 46% in 2000 to approximately 38% in 2001.

Year Ended December 31, 2000 and 1999

         Revenues. Revenues increased 30% to $198.6 million from $153.0 million in 1999. Approximately 60% of the increase came from new customers, with existing customers accounting for 40% of the increase. Revenues from the Domestic CRM Services segment increased 13% to $146.4 million from $129.0 million in 1999. Growth in this segment was constrained by a slowing of growth in telesales campaigns that utilize credit card files, as privacy concerns restrained marketing activities in the early part of 2000. Strong growth in the International CRM Services segment drove the revenue growth for the year. International Services revenues grew 117% to $52.2 million from $24.0 million in 1999 with new customers accounting for approximately 60% of the increase.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 25% to $74.8 million in 2000 from $60.1 million in 1999 due to increased numbers of contact centers and workstation capacity and additional sales and systems support implemented to support business growth and the launch of CRM hosted technology services. As percentage of revenues, selling, general and administrative expenses were 38% in 2000 versus 39% in 1999, as the Company was able to leverage its existing infrastructure to support volume growth.

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

         Income Taxes. Provision for income taxes increased $1.3 million to $4.3 million in 2001 from $3.0 million in 1999. For both 2000 and 1999, the provision for income taxes was approximately 39% of income before taxes.

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

         Historically, the Company's business tends to be strongest in the second and fourth quarters due to the high level of client sales activity in the spring and prior to the holiday season in the fall. In the first quarter, CRM Services activity generally levels off or slows from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. In addition, the Company typically expands its operations in the first quarter to support anticipated business growth beginning in the second quarter. As a result, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenues, which results in decreased profitability for the first quarter versus the previous fourth quarter. Also, demand for the Company's services typically slows or decreases in the third quarter as the volume of business decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter as it expands its capacity in anticipation of higher demand for its services during the fourth quarter.

Liquidity and Capital Resources

         Cash provided by operations in 2001 was $17.3 million compared to $9.0 million in 2000. The $8.3 million increase is due to a $1.2 million increase in net income, a $1.7 million increase in depreciation and an $8.0 million decrease in the growth of accounts receivable in 2001 when compared to 2000. These positive factors were partially offset by a $1.0 million decrease in the growth of accounts payable and accrued expenses.

         Cash used in investing activities was $8.3 million in 2001 compared to $16.3 million in 2000. The decrease from the prior year is attributable to a lower investment in capital expenditures. In 2000, a significant investment was made in software licenses for hosted CRM technology services. Additionally, the Company added 673 workstations in 2001, compared to the 1,753 workstations added in 2000. The Company operated 6,594 workstations at December 31, 2001 compared to 5,921 workstations at December 31, 2000.

         Cash used in financing activities was $3.1 million in 2001 versus cash provided by financing activities of $4.3 million in 2000. The $7.5 million decrease is due to the lower capital expenditures in 2001 as compared to 2000. Consequently, the Company was able to pay down $2.8 million of debt and fund $773,000 in debt issuance costs in 2001 versus borrowing $4.0 million in 2000.

         The Company's operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through cash generated from operations, the Company's line of credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. At December 31, 2001, $16.0 million was outstanding under the Company's line of credit with $69.0 million available to borrow.

         On April 26, 2001, the Company announced it had secured a new three-year $85.0 million revolving credit facility from five banks. This facility replaced the existing $45.0 million credit facility which was due to expire in the third quarter of 2001. The new credit facility has an aggregate commitment of $85.0 million. The commitment includes sub-limits for both foreign denominated loans and Letters of Credit. The agreement has two borrowing options, either a "Base Rate" option, defined as the higher of federal funds plus .5% or prime, or a Eurodollar rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%, depending on the Company's ratio of funded debt to EBITDA. The Company is required to pay a quarterly commitment fee ranging from ..25% to .50% of the unused amount, as well as a quarterly low usage fee ranging from 0% to .05%, based on the Company's ratio of funded debt to EBITDA. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified levels of consolidated leverage, consolidated fixed charges, and minimum net worth. The Company was in compliance with all covenants as of December 31, 2001. The Company believes that cash on hand, together with cash flow generated from operations, the availability of operating leases, and funds available under the new credit facility will be sufficient to finance its current operations and planned capital expenditures at least into 2003.

         In January 2001, the Company signed a lease for a new corporate headquarters facility. The lease is scheduled to commence in February 2002, is for approximately 105,000 square feet, and has a term of 15 years. Minimum annual rent in the first year of the lease is $2.3 million and increases by 2% per year throughout the lease term.

         The Company has entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables noted on the next page present a summary of these obligations and commitments:

Contractual Obligations:

                                                                                           Payments Due By Period
                                                                                               (in thousands)

----------------------------------------------------- ---------------- -------------- -------------- -------------- -------------
                                                          Total          Less Than    One to Three   Four to Five    After five
Description                                             Obligations      One Year         Years          Years         Years
-----------                                             -----------      --------         -----          -----         -----
----------------------------------------------------- ---------------- -------------- -------------- -------------- -------------
Operating leases *.................................       $108,777         $19,372        $32,951        $17,551        $38,903
----------------------------------------------------- ---------------- -------------- -------------- -------------- -------------
Telephone contract commitments.....................       $  3,850         $ 3,208        $   642          ---            ---
----------------------------------------------------- ---------------- -------------- -------------- -------------- -------------
Total contractual cash obligations.................       $112,627         $22,580        $33,593        $17,551        $38,903
----------------------------------------------------- ---------------- -------------- -------------- -------------- -------------

* -- Includes facility and equipment operating leases, some of which call for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

Commercial Commitments (1):

                                                                                 Amount of Commitment Per Period
                                                                                           (in thousands)

--------------------------------------------------- ------------------ -------------- -------------- -------------- -------------
                                                     Total Amounts       Less Than    One to Three   Four to Five    After five
Description                                             Committed        One Year         Years          Years         Years
-----------                                             ---------        --------         -----          -----         -----
--------------------------------------------------- ------------------ -------------- -------------- -------------- -------------
Line of Credit....................................       $16,000                         $16,000          ---           ---
--------------------------------------------------- ------------------ -------------- -------------- -------------- -------------
Total commercial commitments...............              $16,000                         $16,000          ---           ---
--------------------------------------------------- ------------------ -------------- -------------- -------------- -------------

(1) Excludes purchase orders for merchandise and supplies in the normal course of business which are liquidated within 12 months.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill, effective with fiscal years beginning after December 15, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis, or at an interim period if certain circumstances occur. The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002. Adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and resolves significant implementation issues related to SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 for its year ending December 31, 2002, however, early application is permitted. The Company adopted SFAS No. 144 on January 1, 2002. The adoption had no impact on the Company's financial position or results of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's operations are exposed to market risks primarily as a result of changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

         Interest Rate Risk

                  The Company's exposure to market risk for changes in interest rates relates primarily to its variable rate line of credit. A change in market interest rates exposes the Company to the risk of earnings or cash flow loss but would not impact the fair market value of the related underlying instrument. The rate on $16 million of outstanding borrowings at December 31, 2001 approximated market rates; thus, the fair value of the debt approximates its reported value. In the past the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

         Foreign Currency Risk

                  The Company historically has not used foreign currency exchange contracts or purchased currency options to hedge local currency cash flows. The Company has operations in Canada, Ireland, the United Kingdom, and Australia that are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these operations from local currencies to US dollars affects year-to-year comparability of operating results. The Company's foreign operations represent 21.6% of the Company's consolidated revenues for the year ended December 31, 2001. In addition, foreign operations produced 20.0% of the business associated with domestic revenues. Management does not expect the risk of foreign currency fluctuations to be material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item will be contained in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders (the "Proxy Statement"), which is hereby incorporated herein by reference.

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

     3.1          Articles of Incorporation. (2)
     3.2          Bylaws. (2)
     9.1          Amended and Restated Voting Trust Agreement among John J.
                  Brennan, Donald P. Brennan and the Company, dated October 16, 2000. (1) (Exhibit 10.11)
     9.3 Form of Voting Agreement between the Company and certain option holders. (1) (Exhibit 10.13)
    10.1          ICT Group, Inc. 1987 Stock Option Plan. (1) (2)+
    10.2          ICT Group, Inc. Equity Incentive Plan. (1)+
    10.3          ICT Group, Inc. Equity Compensation Plan. (2)+
    10.4          ICT Group, Inc. 1996 Non-Employee Directors Plan. (2)+
    10.5 Employment Agreement between John J. Brennan and the Company, dated May 8, 1996. (2)+
    10.7 Employment Agreement between John L. Magee and the Company, dated April 1, 1987. (1)+
    10.8 Employment Agreement between John D. Campbell and the Company, dated October 1, 1987. (1)+
    10.11         Amended and Restated Shareholders Agreement among John J.
                  Brennan, Donald P. Brennan, the Company and certain family trusts, dated October 16, 2000. (1) (Exhibit 10.12)

    10.14         Amended Employment Agreement between Vincent A. Paccapaniccia and the Company, dated January 2, 2002
    10.17         Employment Agreement between Timothy F. Kowalski and the
                  Company, dated July 7, 1997
    10.18         Amended Employment Agreement between Vincent M. Dadamo and the
                  Company, dated January 2, 2002
    10.19         ICT Group, Inc. Non-Qualified Deferred Compensation Plan
    10.20         iCT ConnectedTouch Option Plan
    10.21         Employment Agreement between Pam Goyke and the Company, dated
                  September 11, 2000
    10.22         Amended Employment Agreement between Dean Kilpatrick and the
                  Company, dated January 2, 2002
    10.23         Lease Agreement between Brandywine Operating Partnership,
                  L.P., dated January 23, 2001
    10.24         Employment Agreement between Robert Mannarino and the Company, dated June 18, 2001
    21            List of Subsidiaries*
    23            Consent of Independent Public Accountants*
    99.1          Letter Regarding Arthur Andersen LLP*
    ---------
*  Filed herewith.
+ Compensation plans and arrangements for executives and others.
  (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150).
  (2) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ICT GROUP, INC.
                                            (Registrant)

Dated:  March 29, 2002

                                            By: /s/ John J. Brennan
                                               ---------------------------------
                                                 John J. Brennan
                                            Chairman and Chief Executive Officer

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

         Signature                                   Title                                         Date
         ---------                                   -----                                         ----
By:   /s/ John J. Brennan                   Chairman, Chief                                   March 29, 2002
   ---------------------------------        Executive Officer and Director
      John J. Brennan                       (principal executive officer)


By:  /s/ Vincent A. Paccapaniccia           Senior Vice President, Finance and                March 29, 2002
   ---------------------------------        Administration, Chief Financial Officer
      Vincent A. Paccapaniccia              and Asst. Secretary (principal financial and
                                            accounting officer)


By:  /s/ Donald P. Brennan                  Director                                          March 29, 2002
   ---------------------------------
      Donald P. Brennan

By:  /s/ Bernard Somers                     Director                                          March 29, 2002
   ---------------------------------
      Bernard Somers

By:   /s/ John Stoops                       Director                                          March 29, 2002
   ---------------------------------
      John Stoops

By:   /s/ Seth Lehr                         Director                                          March 29, 2002
   ---------------------------------
      Seth Lehr

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------

    10.14         Amended Employment Agreement between Vincent A. Paccapaniccia and the Company, dated January 2, 2002
    10.18         Amended Employment Agreement between Vincent M. Dadamo and the
                  Company, dated January 2, 2002
    10.22         Amended Employment Agreement between Dean Kilpatrick and the
                  Company, dated January 2, 2002
    10.24         Employment Agreement between Robert Mannarino and the Company, dated June 18, 2001
    21            List of Subsidiaries*
    23            Consent of Independent Public Accountants*
    99.1          Letter Regarding Arthur Andersen LLP*

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

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-7

FINANCIAL STATEMENT SCHEDULE:
    II. VALUATION AND QUALIFYING ACCOUNTS                                  F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ICT Group, Inc.:

We have audited the accompanying consolidated balance sheets of ICT Group, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICT Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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




                                                   /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
   February 1, 2002

                        ICT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                                    December 31,
                                                                                      --------------------------------------
                                       ASSETS                                               2001                   2000
                                                                                      ---------------        ---------------
CURRENT ASSETS:
    Cash and cash equivalents                                                         $    12,875,264        $     8,539,170
    Accounts receivable, net of allowance for doubtful accounts
       of $1,746,936 and $684,103                                                          48,058,068             42,411,274
    Prepaid expenses and other                                                              3,841,021              3,073,430
    Deferred income taxes                                                                     916,274                306,943
                                                                                      ---------------        ---------------

              Total current assets                                                         65,690,627             54,330,817

PROPERTY AND EQUIPMENT, net                                                                33,235,820             36,160,410

DEFERRED INCOME TAXES                                                                       1,528,516              1,689,056

OTHER ASSETS                                                                                2,130,747              1,556,999
                                                                                      ---------------        ---------------

                                                                                      $   102,585,710        $    93,737,282
                                                                                      ===============        ===============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit                                                                    $     4,000,000        $     8,500,000
    Current portion of long-term debt                                                              --              4,000,000
    Current portion of capitalized lease obligations                                               --                291,918
    Accounts payable                                                                        9,050,216             10,433,489
    Accrued expenses                                                                       10,560,878              6,643,796
    Income taxes payable                                                                    3,313,354              1,184,842
                                                                                      ---------------        ---------------

              Total current liabilities                                                    26,924,448             31,054,045
                                                                                      ---------------        ---------------

LINE OF CREDIT                                                                             12,000,000                     --
                                                                                      ---------------        ---------------

LONG-TERM DEBT                                                                                     --              6,000,000
                                                                                      ---------------        ---------------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
      none issued                                                                                 --                     --
    Common stock, $.01 par value, 40,000,000 shares authorized, 12,232,575 and
      12,073,550 shares issued and outstanding                                                122,326                120,736
    Additional paid-in capital                                                             50,330,820             49,797,414
    Retained earnings                                                                      16,260,940              8,283,211
    Accumulated other comprehensive loss                                                   (3,052,824)            (1,518,124)
                                                                                      ---------------        ---------------

              Total shareholders' equity                                                   63,661,262             56,683,237
                                                                                      ---------------        ---------------

                                                                                      $   102,585,710        $    93,737,282
                                                                                      ===============        ===============

                                   The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      For the Year Ended December 31,
                                                              -----------------------------------------------
                                                                  2001              2000             1999
                                                              ------------      ------------     ------------
REVENUES                                                      $239,323,748      $198,609,414     $153,049,467
                                                              ------------      ------------     ------------

OPERATING EXPENSES:
    Cost of services                                           133,815,612       111,545,354       84,390,236
    Selling, general and administrative                         91,945,313        74,825,658       60,079,796
                                                              ------------      ------------     ------------

                                                               225,760,925       186,371,012      144,470,032
                                                              ------------      ------------     ------------

           Operating income                                     13,562,823        12,238,402        8,579,435

INTEREST EXPENSE                                                 1,458,877         1,674,088        1,261,652

INTEREST INCOME                                                   (379,939)         (467,171)        (460,684)
                                                              ------------      ------------     ------------


           Income before income taxes                           12,483,885        11,031,485        7,778,467

INCOME TAXES                                                     4,506,156         4,302,279        3,033,462
                                                              ------------      ------------     ------------

NET INCOME                                                    $  7,977,729      $  6,729,206     $  4,745,005
                                                              ============      ============     ============

EARNINGS PER SHARE:
     Basic earnings per share                                 $       0.66      $       0.56     $       0.40
                                                              ============      ============     ============

     Diluted earnings per share                               $       0.63      $       0.54     $       0.39
                                                              ============      ============     ============

     Shares used in computing basic earnings
        per share                                               12,150,535        11,922,671       11,748,776
                                                              ============      ============     ============
     Shares used in computing diluted earnings
        per share                                               12,682,060        12,454,151       12,261,075
                                                              ============      ============     ============




                                   The accompanying notes are an integral part of these statements.


                        ICT GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                       Accumulated
                                                 Common Stock       Additional   Deferred   Retained   Other Comp-        Total
                                             ---------------------    Paid-in    Compen-    Earnings    rehensive      Shareholders'
                                               Shares      Amount     Capital     sation    (Deficit)      Loss           Equity
                                             ----------  ---------  -----------  --------  -----------  -----------    ------------
BALANCE, DECEMBER 31, 1998                   11,642,475   $116,425  $49,334,130  $(53,716) $(3,191,000) $  (420,754)   $45,785,085
    Amortization of deferred compensation          --         --        --         53,716        --           --            53,716
    Exercise of stock options                   167,550      1,675       68,286     --           --           --            69,961
                                                                                                                       -----------
    Comprehensive income:
       Net income                                  --         --        --          --       4,745,005        --         4,745,005
       Currency translation adjustment             --         --        --          --           --        (313,784)      (313,784)
                                                                                                                       -----------
               Total comprehensive income                                                                                4,431,221
                                             ----------   --------  -----------  --------  -----------  -----------    -----------

BALANCE, DECEMBER 31, 1999                   11,810,025    118,100   49,402,416     --       1,554,005     (734,538)    50,339,983
    Amortization of deferred compensation          --         --        --          --           --          --
    Exercise of stock options                   263,525      2,636      394,998     --           --          --            397,634
                                                                                                                       -----------
    Comprehensive income:
       Net income                                  --         --        --          --       6,729,206       --          6,729,206
       Currency translation adjustment             --         --        --          --           --        (783,586)      (783,586)
                                                                                                                       -----------
               Total comprehensive income                                                                                5,945,620
                                             ----------   --------  -----------  --------  -----------  -----------    -----------

BALANCE, DECEMBER 31, 2000                   12,073,550    120,736   49,797,414     --       8,283,211   (1,518,124)    56,683,237

   Exercise of stock options                    159,025      1,590      416,103     --           --          --            417,693
                                                                                                                       -----------
   Comprehensive income:
      Net income                                   --         --        --          --       7,977,729       --          7,977,729
      Currency translation adjustment              --         --        --          --           --      (1,534,700)    (1,534,700)
                                                                                                                       -----------
              Total comprehensive income                                                                                 6,443,029
                                             ----------   --------  -----------  --------  -----------  -----------    -----------
BALANCE, DECEMBER 31, 2001                   12,232,575   $122,326  $50,213,517  $  --     $16,260,940  $(3,052,824)   $63,543,959
                                             ==========   ========  ===========  ========  ===========  ===========    ===========




                                     The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Year Ended December 31,
                                                                   -------------------------------------------
                                                                       2001             2000          1999
                                                                   ------------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $  7,977,729    $  6,729,206    $ 4,745,005
    Adjustments to reconcile net income to
       net cash provided by operating activities-
         Depreciation and amortization                               11,278,574       9,621,025      8,003,889
         Deferred income tax expense (benefit)                         (448,791)      1,418,602        (64,583)
         Tax benefit of stock option exercises                          117,303              --             --
         Amortization of deferred financing costs                       252,197              --             --
         (Increase) decrease in-
           Accounts receivable                                       (5,646,794)    (13,614,921)    (2,452,672)
           Prepaid expenses and other                                  (767,591)       (474,012)    (1,041,503)
           Other assets                                                (113,751)        (44,161)        42,587

         Increase (decrease) in-
           Accounts payable                                          (1,383,273)      2,564,672        984,738
           Accrued expenses                                           3,917,082       1,612,778      1,425,649
           Income taxes payable                                       2,128,512       1,184,842       (103,367)
                                                                   ------------    ------------    -----------
                Net cash provided by operating activities            17,311,197       8,998,031     11,539,743
                                                                   -------------   ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                              (8,293,497)    (16,270,917)    (8,646,665)
                                                                   --------------  ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line of credit                               7,500,000       8,500,000
    Payments on long-term debt                                      (10,000,000)     (4,000,000)    (4,000,000)
    Payments on capitalized lease obligations                          (291,918)       (541,013)      (665,487)
    Debt issuance costs incurred                                       (772,681)          ---              ---
    Proceeds from exercise of stock options                             417,693         397,634         69,961
                                                                   ------------    ------------    -----------
                Net cash provided by (used in) financing
                   activities                                        (3,146,906)      4,356,621     (4,595,526)
                                                                   ------------    ------------    -----------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                      (1,534,700)       (783,586)      (313,784)
                                                                   ------------    ------------    -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   4,336,094      (3,699,851)    (2,016,232)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                            8,539,170      12,239,021     14,255,253
                                                                   ------------    ------------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $ 12,875,264    $  8,539,170    $12,239,021
                                                                   ============    ============    ===========


        The accompanying notes are an integral part of these statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BACKGROUND:
   -----------

ICT Group, Inc. (incorporated in the state of Pennsylvania in 1987) and subsidiaries (the "Company") is a leading global provider of integrated Customer Relationship Management (CRM) solutions which help its clients identify, acquire, retain, service, measure and maximize the lifetime value of their customer relationships. The Company manages 44 customer contact centers in the U.S., Europe, Canada and Australia from which it supports domestic and multinational corporations and institutions, primarily in the financial, insurance, telecommunications, healthcare, information technology, media and energy services industries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   --------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of ICT Group, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", substantially all assets and liabilities of the Company's foreign subsidiaries are translated at the period-end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period. The resulting translation adjustment is accumulated in a separate component of shareholders' equity.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

The Company recognizes revenues as services are performed, generally based on hours of work incurred. Amounts collected from customers prior to the performance of services are recorded as deferred revenues. Deferred revenues were $519,000 as of December 31, 2001 which are included in accrued liabilities in the accompanying consolidated balance sheets. Management believes that its revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. Cash equivalents at December 31, 2001 consist of an overnight repurchase agreement, money market accounts and investment-grade commercial paper.

Property and Equipment
----------------------

                                                                                     December 31,
                                                                        -------------------------------
                                                                             2001              2000
                                                                        ------------       ------------
       Communications and computer equipment                            $ 60,371,352       $ 54,023,505
       Furniture and fixtures                                             12,848,797         11,837,556
       Leasehold improvements                                              7,548,812          6,614,403
                                                                        -------------      ------------
                                                                          80,768,961         72,475,464
       Less - Accumulated depreciation and
                   amortization                                          (47,533,141)       (36,315,054)
                                                                        ------------       ------------
                                                                        $ 33,235,820       $ 36,160,410
                                                                        ============       ============

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

        Communications and computer equipment                         3-5 years
        Furniture and fixtures                                        5-7 years
        Leasehold improvements                                        Lease term

Depreciation expense was $11,218,087, $9,531,142 and $7,860,290 for the years ended December 31, 2001, 2000 and 1999, respectively. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized.

Other Assets
------------

                                                                                 December 31,
                                                                         --------------------------
                                                                            2001            2000
                                                                         ----------      ----------
        Deposits                                                         $1,027,396      $  913,645
        Goodwill, net of accumulated amortization of $399,401 and
           $338,914                                                         508,534         569,021
        Deferred Financing Costs, net of accumulated amortization of
           $177,864 and $277,297                                            594,817          74,333
                                                                         ----------      ----------
                                                                         $2,130,747      $1,556,999
                                                                         ==========      ==========

For the years ended December 31, 2001, 2000 and 1999, goodwill was amortized over 15 years on a straight-line basis with amortization expense of $60,487 for each of those years.

Deferred financing costs represent costs incurred by the Company in obtaining its new line of credit (see note 3). These costs are being amortized ratably as interest expense over the 3-year term of the agreement.

Long-Lived Assets
-----------------

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

Accrued Expenses
----------------

                                                                          December 31,
                                                                  -----------------------------
                                                                       2001          2000
                                                                  -------------   -------------
       Payroll and related benefits                               $   7,363,387   $   5,160,236
       Telecommunications expense                                     1,001,079         559,289
       Interest                                                          53,000         220,157
       Sales and VAT taxes                                              738,333         208,138
       Deferred revenue                                                 518,540              --
       Other                                                            886,539         495,976
                                                                  -------------   -------------
                                                                  $  10,560,878   $   6,643,796
                                                                  =============   =============

Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities measured using enacted income tax rates and laws that are expected to be in effect when the differences reverse (see Note 4).

Supplemental Cash Flow Information
----------------------------------

For the years ended December 31, 2001, 2000 and 1999, the Company paid interest of $1,626,034, $1,479,031, and $1,562,798, respectively. For the years ended
December 31, 2001, 2000 and 1999, the Company paid income taxes of $2,758,132, $1,683,327 and $3,529,584, respectively.

Major Customers
---------------

The following table summarizes the percent of revenues during the years ended December 31, 2001, 2000 and 1999 derived from each client that represented at least 10 percent of revenues:

                                      2001              2000             1999
                                      ----              ----             ----

      Client A                        17%               19%               17%
      Client B                        12%                 *                 *

* -- Less than 10 %

At December 31, 2001 and 2000, the above clients accounted for approximately 28% and 16% of total accounts receivable, respectively.

In 2001, 2000 and 1999, revenues from customers within the insurance industry accounted for 28%, 33% and 35% of total revenues, respectively, and customers within the financial services industry accounted for 34%, 31% and 30% of total revenues, respectively. The loss of the Company's major customers or a downturn in the insurance or financial services industries could have a material adverse effect on the Company's business.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and a line of credit. The interest rate on $16 million of outstanding borrowings at December 31, 2001 approximated market rates; thus, the fair value of the debt approximates its reported value. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values due to the short-term nature of those instruments.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company performs periodic evaluations of the relative credit standing of the financial institutions with which it does business. Accounts receivable are subject to the financial conditions of its customers. The Company periodically evaluates the financial conditions of its customers and generally does not require collateral. The Company's allowance for doubtful accounts reflects current market conditions and management's assessment regarding the collectibility of its receivables. The Company maintains cash accounts that at times may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash accounts.

Earnings Per Share
------------------

The Company follows SFAS No. 128, "Earnings Per Share". Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of Common Stock as if those securities were exercised. For the years ended December 31, 2001, 2000 and 1999, the dilutive effect of Common Stock equivalents used in computing Diluted EPS was 531,525, 531,480 and 512,299, respectively. For the years ended December 31, 2001, 2000 and 1999, options to purchase 271,500, 365,875 and 68,500 shares of Common Stock, respectively, were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive.


Comprehensive Income (Loss)
---------------------------

The Company follows SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income
(loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. At December 31, 2001 and 2000, accumulated other comprehensive loss consists of foreign currency translation adjustments.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill, effective with fiscal years beginning after December 15, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis, or at an interim period if certain circumstances occur. The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002. Adoption of this pronouncement did not have any impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 supercedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company has adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 on January 1, 2002 had no impact on the Company's financial position or results of operations.

 3. LINES OF CREDIT AND LONG-TERM DEBT:
    -----------------------------------

In April 2001, the Company entered into a new credit agreement with a group of banks that provides for a three-year, secured revolving credit facility (the "Credit Facility") with an aggregate commitment of $85.0 million. The Credit Facility includes sub-limits for both foreign denominated loans and letters of credit. Under the Credit Facility, the Company has two borrowing options, either a "Base Rate" option, defined as the higher of federal funds plus .5% or prime, or a Eurodollar rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%, depending on the Company's ratio of funded debt to EBITDA. The Company is required to pay a quarterly commitment fee ranging from .25% to .50% of the unused amount, as well as a quarterly low usage fee ranging from 0% to .05%, based on the Company's ratio of funded debt to EBITDA. The Credit Facility contains certain affirmative and negative covenants including financial covenants requiring the maintenance of specified levels of consolidated leverage, consolidated fixed charges, and minimum net worth. The Company was in compliance with all covenants as of December 31, 2001.

Upon closing of the Credit Facility, all amounts outstanding under the previous line of credit and term loans were repaid. There was no penalty associated with the repayment of these amounts. The Credit Facility can be drawn upon through April 2004, at which time all amounts outstanding are repayable.

At December 31, 2001, $16,000,000 of borrowings were outstanding under the Credit Facility. At December 31, 2001, $12,000,000 has been classified as long-term and $4,000,000 has been classified as current as management has the intent and ability to repay that amount during 2002. There were no outstanding foreign currency loans nor were there any outstanding letters of credit at December 31, 2001. The amount of the unused Credit Facility at December 31, 2001 was $69,000,000.

The Company incurred interest expense of $1,053,968 and $768,338 and $0 under its lines of credit for the years ended December 31, 2001, 2000 and 1999, respectively. The effective interest rate on borrowings under the Credit Facility at December 31, 2001 was 3.18%. The weighted average interest rate on borrowings under lines of credit was 4.8% and 8.4%, respectively for the years ended December 31, 2001 and 2000.

Borrowings under the Credit Facility are secured by substantially all of the Company's assets, as well as the capital stock of the Company's subsidiaries.

4. INCOME TAXES:
   -------------

The components of the income before income taxes are as follows:

                                                                  Year Ended December 31,
                                               ----------------------------------------------------------
                                                     2001                 2000                  1999
                                               ---------------      ---------------       ---------------
      Domestic                                 $     7,539,152      $     8,022,414       $     7,519,791
      Foreign                                        4,944,733            3,009,071               258,676
                                               ---------------      ---------------       ---------------

                                               $    12,483,885      $    11,031,485       $     7,778,467
                                               ===============      ===============       ===============

The components of the income tax provision are as follows:

                                                                   Year Ended December 31,
                                                 --------------------------------------------------------
                                                       2001                2000                  1999
                                                 --------------      --------------       ---------------
      Current:
        Federal                                  $    4,490,027      $    1,611,557        $    2,680,365
        State                                           175,000             160,000                    --
        Foreign                                         289,920           1,112,120               417,680
                                                 --------------      --------------       ---------------

                                                      4,954,947           2,883,677             3,098,045
                                                 --------------      --------------       ---------------
      Deferred:
        Federal                                        (281,512)          1,605,002               123,445
        State                                                --                  --               (38,548)
        Foreign                                        (167,279)           (186,400)             (149,480)
                                                 --------------      --------------       ---------------

                                                       (448,791)          1,418,602               (64,583)
                                                 --------------      --------------       ---------------

                                                 $    4,506,156      $    4,302,279       $     3,033,462
                                                 ==============      ==============       ===============

The approximate income tax effect of each type of temporary difference is as follows:

                                                                                 December 31,
                                                                          -------------------------
                                                                              2001          2000
                                                                          -----------   -----------
           Deferred tax assets:
             Nonrecurring compensation expense                            $ 1,999,552   $ 2,487,958
             Accruals and reserves not currently
                deductible for tax                                            916,274       306,943
             Foreign net operating loss carryforwards                         547,713       380,434
                                                                          -----------   -----------


                                                                          $ 3,463,539   $ 3,175,335
                                                                          ===========   ===========

           Deferred tax liabilities:
             Depreciation methods                                            (330,310)     (666,630)
             Other                                                           (688,439)     (512,706)
                                                                          -----------   -----------

                                                                          $(1,018,749)  $(1,179,336)
                                                                          ===========   ============

The Company has recorded no valuation reserve for deferred tax assets as of December 31, 2001. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. At December 31, 2001, a non-US subsidiary of the Company had net operating loss carryforwards for tax purposes of approximately $1.6 million that do not expire. At December 31, 2001, the Company had no valuation reserve for its foreign net operating loss carryforwards as management believes it is more likely than not that the tax benefit of these carryforwards will be realized.

At December 31, 2001, there were approximately $4,962,872 of accumulated undistributed earnings of non-U.S. subsidiaries that are considered to be reinvested indefinitely. If such earnings were remitted to the Company, applicable U.S. federal income and foreign withholding taxes may be partially offset by foreign tax credits.

In June 1996, the Company recorded a nonrecurring compensation charge of $12.7 million relating to the extension of stock options. In connection with the compensation charge, the Company recorded a deferred tax benefit of $4.7 million based on the then excess of the Company's stock price ($16 per share) over the exercise price of the extended options. To the extent the stock price is below $16 per share when the options are exercised, the actual tax deduction the Company will receive will be less than the carrying amount of the deferred tax asset. Based on the Company's stock price at December 31, 2001 of $18.61 per share, there would have been no impairment if all of the extended options had been exercised.




The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                           Year Ended December 31,
                                                                 ------------------------------------------
                                                                     2001            2000              1999
                                                                     ----            ----              ----
  Federal statutory tax rate                                         34.0%           34.0%             34.0%
  State income taxes, net of federal tax benefit                      1.0             1.0               0.2
  Other                                                               1.0             4.0               4.8
                                                                 -------------------------------------------
                                                                     36.0%           39.0%             39.0%
                                                                 =========       =========         =========

5. PROFIT SHARING PLAN:
   --------------------

The Company maintains a trusteed profit sharing plan (Section 401(k)) for all qualified employees, as defined. The Company matches 50% of employee contributions, up to a maximum of 6% of the employee's compensation; however, it may also make additional contributions to the Plan based upon profit levels and other factors. No such additional contributions were made in 2001, 2000 or 1999. Employees are fully vested in their contributions, while full vesting for the Company's contributions occurs upon death, disability, retirement or completion of five years of service. In 2001, 2000 and 1999, the Company's contributions were $613,725, $562,806 and $446,050, respectively. The Plan's trustees are the management of the Company.

In 1999, the Company adopted a Non-Qualified Deferred Compensation Plan for certain employees and deferrals commenced in April 2000. This plan allows certain employees to defer a portion of their compensation on a pre-tax basis. Employees are fully vested in their deferred amounts, but withdrawals are not permitted until the plan is terminated, the employee attains age 65, or the employee terminates, becomes disabled, or dies. Other withdrawals are permitted for unforeseeable emergencies only. In 2001, the Company matched 10% of employee deferrals, up to certain limits with vesting of Company matching contributions occurring ratably over three years. This amount totaled $61,574. There was no Company match in 2000.


6. EQUITY PLANS:
   -------------

Stock Option Plans
------------------

The Company's 1996 Equity Compensation Plan authorizes up to 1,620,000 shares of Common Stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, stock appreciation rights and other awards based on the Company's Common Stock. The options to be granted and the option prices are established by the Board of Directors or a committee composed of two or more of its members. Incentive stock options are granted at prices not less than fair market value. Options are exercisable for periods not to exceed ten years, as determined by the Board of Directors or its committee and generally vest over a three-year period. As of December 31, 2001, 356,050 shares of Common Stock were available for grant under the plan.

The Company's 1996 Non-Employee Director Plan authorizes up to 50,000 shares of Common Stock for issuances of nonqualified stock options to non-employee directors. As of December 31, 2001, 12,500 shares of Common Stock are available for grant under this plan.

In connection with the Company's 1987 Stock Option Plan, options to purchase 1,530,000 shares of Common Stock were authorized for issuance. No future grants will be made under this plan.

Equity Incentive Plan
---------------------

In December 1995, the Company adopted an Equity Incentive Plan that provided for the issuance of up to 270,000 Equity Incentive Units ("Units"). In December 1995, the Company awarded 159,300 Units with a purchase price of $1.02 per Unit. Each Unit allows the holder the right to purchase one share of Common Stock at a specified price. Units are exercisable for a period not to exceed ten years from the date of grant. As of December 31, 2001, there were 49,000 Units outstanding. No more Units will be granted under the Equity Incentive Plan.

iCT ConnectedTouch Equity Incentive Plan
----------------------------------------

The Company formed iCT ConnectedTouch LLC ("ConnectedTouch") in February 2000 as a wholly-owned subsidiary of the Company.

In 2000, ConnectedTouch issued options to purchase 961,000 interests to employees of the Company and ConnectedTouch and each member of the Company's Board of Directors. These options were issued at an exercise price of $0.30 per interest, the fair market value of the interests at the time of grant as determined by an independent financial advisor retained by the Company. Effective November 30, 2001, ConnectedTouch was merged into the Company and all outstanding options described above were terminated with no consideration offered to any option holders.

Information with respect to the options granted under the Company's stock option plans and Units is as follows:

                                                                                              Weighted
                                                                          Exercise        Average Exercise
                                                      Shares               Price                Price
                                                    ---------          --------------     ----------------
    Outstanding, December 31, 1998                  1,235,650          $ .04 - $16.25         $    2.22
           Granted                                    300,800            3.40 - 11.00              3.91
           Exercised                                 (167,550)             .04 - 4.75               .45
           Canceled                                   (40,475)           1.02 - 16.00              6.30
                                                    ---------

    Outstanding, December 31, 1999                  1,328,425            .04 -  16.25              2.71
             Granted                                  430,400           6.00  - 11.94              9.90
             Exercised                               (263,525)            .04 - 10.00              1.51
             Canceled                                (113,400)           1.02 - 16.00              8.33
                                                    ---------


    Outstanding, December 31, 2000                  1,381,900             .04 - 16.25              4.69
             Granted                                  324,600           8.75  - 16.45             12.05
             Exercised                               (156,025)            .04 - 11.00              2.58
             Canceled                                 (19,650)           1.02 - 11.00              8.61
                                                    ---------


    Outstanding, December 31, 2001                  1,530,825          $  .04 - 16.45         $    6.41
                                                    =========

The following table summarizes information about stock options and units outstanding at December 31, 2001:

                                           Options Outstanding                           Options Exercisable
                              ----------------------------------------------        -----------------------------
                                                  Weighted          Weighted                           Weighted
                                                  Average           Average                             Average
           Range of              Number           Remaining         Exercise           Number           Exercise
        Exercise Price        Outstanding           Life             Price          Exercisable          Price
      ------------------      ------------        ---------         --------        -----------        ----------
      $ .04 to $ 1.62            385,875             3            $      .30          385,875          $      .30
      $1.63 to $ 4.87            192,450             7                  3.45          125,600                3.42
      $4.88 to $ 9.75            472,800             7                  6.76          309,775                5.86
      $9.76 to $16.45            479,700             9                 12.18          137,675               11.81
                              ----------                                            ---------
      $ .04 to $16.45          1,530,825             7            $     6.41          958,925          $     4.16
                              ==========                                            =========

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock options granted employees. The Company follows the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost for the Company's stock-based compensation plans been determined under SFAS No. 123, the Company's net income and earnings per share would have been decreased to the following pro forma amounts:

                                                                         Year Ended December 31,
                                                            ------------------------------------------------------
                                                                 2001             2000           1999
                                                            ------------     ------------      ---------
  Net income, as reported                                   $  7,977,729     $  6,729,206      $  4,745,005
  Pro forma net income                                      $  7,240,945     $  6,136,307      $  4,131,810

  Diluted EPS, as reported                                  $       0.63     $       0.54      $       0.39
  Pro forma Diluted EPS                                     $       0.57     $       0.49      $       0.34

The weighted average fair value of the options granted in 2001, 2000 and 1999 is estimated at $6.72, $4.24 and $2.05 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield, volatility of 85%, weighted average risk-free interest rate of 4% in 2001, 7% in 2000 and 5% in 1999, and an expected life of two years in 2001, 2000 and 1999.

7. COMMITMENTS AND CONTINGENCIES:
   ------------------------------

The Company leases office facilities and certain equipment under operating leases. Rent expense was $17,764,470, $13,006,831 and $9,716,388 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, future minimum rentals for all operating leases are as follows:

                             2002                         $ 19,371,679
                             2003                           17,785,166
                             2004                           15,165,809
                             2005                           11,552,357
                             2006                            5,998,954
                             2007 and thereafter            38,902,631


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

As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering effective June 14, 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. On May 19, 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. On June 22, 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. On November 3, 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. On February 2, 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. Since that time the defendants filed a motion for summary judgement seeking to have the case dismissed on the grounds that there is no material issue of fact. Plaintiffs filed a response in opposition to defendant's motion and also filed a motion to have the matter certified as a class action. In September 2000, the Court entered orders dismissing the defendant's motion for summary judgement and plaintiffs motion for class certification without prejudice, with leave to re-file such motions upon the completion of discovery. The Company and the plaintiffs have reached a verbal agreement to settle this litigation. The finalization of the proposed settlement is subject among other things to the parties agreeing upon and executing a definitive settlement agreement having mutually agreeable terms and conditions. In addition, as with any class action litigation, any settlement agreement among the parties is not final until approved by the court. If approved, the settlement amount would be covered in full by the Company's insurance.

As previously reported by the Company on July 12, 1996, Main Street Marketing of America Incorporated ("Main Street Marketing") brought a demand for arbitration against the Company in the Commonwealth of Pennsylvania before the American Arbitration Association claiming damages as a result of the Company's alleged breach of a service agreement under which the Company agreed to provide Main Street Marketing with various data entry, data processing and customer support services relating to Main Street Marketing's magazine subscription program during 1995 and 1996. Main Street Marketing alleged that the Company committed various breaches of the service agreement and demanded an award in excess of $15 million. The Company responded to this demand for arbitration by denying liability and counterclaiming in an amount in excess of $125,000. The arbitration hearing in this matter commenced on July 30, 2001. Prior to the completion of the hearing, Main Street Marketing and the Company agreed to settle and finally resolve all claims of the parties and to release each other from any further liability with respect thereto.

In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkley County, West Virginia. The suit was filed on behalf of all current and former hourly employees of the Company's facility in Martinsburg, West Virginia alleging that the Company had violated the West Virginia Wage Payment and Collection Act with respect to certain of the Company's pay practices. The allegations included failure to pay promised signing and incentive bonuses and wage increases; failure to compensate employees for short breaks or "transition" periods of less than 20 minutes; and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count for fraud, alleging that the failure to pay for short break and transition time violated specific representations made by the Company to its employees. The court certified the class and discovery commenced. In 2001, plaintiffs' counsel filed a motion to expand the class to include all current and former hourly employees at all four of the Company's West Virginia facilities and to add twelve current and former executives of the Company. The court granted plaintiffs' request. The Company filed a response denying liability and asserting numerous defenses. The Company is vigorously defending the suit, which is now in the discovery process. Plaintiffs have moved for summary judgment on their claims for failure to pay for short breaks and transition time on the basis that the Company's discovery responses establish a violation. The Company has filed a response asserting that it is premature for the Court to address this contention until further discovery has been completed

The Company has renewable employment agreements with ten key executives with terms ranging from one to three years. The agreements provide for, among other things, severance payments ranging from six months to three years.

8. OPERATING AND GEOGRAPHIC INFORMATION:
   -------------------------------------

Under the disclosure requirements of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company classifies its operations into two business segments: Domestic CRM Services and International CRM Services. The operating segments are managed separately because each operating segment represents a strategic business unit that offers its services in different geographic markets. Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic CRM Services segment provides inbound and outbound telesales, database marketing, marketing research, contact center consulting, technology hosting, and ongoing customer care management services on behalf of customers operating in the Company's target industries. The International CRM Services segment provides the same services in Europe, Canada, and Australia and includes business conducted by Spantel for the US Hispanic market.

                                                                       For the Year Ended December 31,
                                                       ---------------------------------------------------------
                                                              2001                   2000               1999
                                                       -----------------      -----------------      -----------
                                                                                (In thousands)
Revenues:
  Domestic CRM Services                                $         175,547      $         146,445      $   129,041
  International CRM Services                                      63,777                 52,164           24,008
                                                       -----------------      -----------------      -----------
                                                       $         239,324      $         198,609      $   153,049
                                                       =================      =================      ===========
Operating income (loss):
  Domestic CRM Services                                $           6,695      $           7,445      $     8,678
  International CRM Services                                       6,868                  4,793              (99)
                                                       -----------------      -----------------      -----------
                                                       $          13,563      $          12,238      $     8,579
                                                       =================      =================      ===========
Total assets:
  Domestic CRM Services                                $          67,769      $          61,245      $    57,261
  International CRM Services                                      28,818                 28,995           15,777
  Corporate                                                        5,999                  3,497            5,035
                                                       -----------------      -----------------      -----------
                                                       $         102,586      $          93,737      $    78,073
                                                       =================      =================      ===========
Depreciation and amortization:
  Domestic CRM Services                                $           5,749      $           5,023      $     4,844
  International CRM Services                                       3,237                  2,594            1,793
  Corporate                                                        2,293                  2,004            1,367
                                                       -----------------      -----------------      -----------
                                                       $          11,279      $           9,621      $     8,004
                                                       =================      =================      ===========
Capital expenditures:
  Domestic CRM Services                                $           5,473      $           9,468      $     3,069
  International CRM Services                                         996                  5,707            5,036
  Corporate                                                        1,824                  1,096              542
                                                       -----------------      -----------------      -----------
                                                       $           8,293      $          16,271      $     8,647
                                                       =================      =================      ===========

The following table represents information about the Company by geographic area:

                                                                     For the Year Ended December 31,
                                                       --------------------------------------------------------
                                                              2001                  2000               1999
                                                       -----------------     -----------------      -----------
                                                                               (In thousands)
Revenues:
  United States                                        $         187,650     $         155,898      $   134,018
  Canada                                                          28,503                24,415            9,155
  Europe                                                          19,607                15,333            8,391
  Australia                                                        3,564                 2,963            1,485
                                                       -----------------     -----------------      -----------
                                                       $         239,324     $         198,609      $   153,049
                                                       =================     =================      ===========

Operating income (loss):
  United States                                        $           8,356     $           8,967      $     9,395
  Canada                                                           4,835                 2,974            1,186
  Europe                                                            883                 1,068           (1,650)
  Australia                                                        (511)                 (771)            (352)
                                                       -----------------     -----------------      -----------
                                                       $          13,563     $          12,238      $     8,579
                                                       =================     =================      ===========

Total assets:
  United States                                        $          73,768     $          64,842      $    62,496
  Canada                                                          11,583                12,382            6,388
  Europe                                                          14,599                14,199            8,516
  Australia                                                        2,636                 2,314              673
                                                       -----------------     -----------------      -----------
                                                       $         102,586     $          93,737      $    78,073
                                                       =================     =================      ===========



9. QUARTERLY FINANCIAL DATA (unaudited):
   -------------------------------------

         (in Thousands Except per Share Data)

                                                                 Quarter Ended
                                March 31,                June 30,              September 30,           December 31,
                                ---------                --------              -------------           ------------
                            2001        2000        2001       2000         2001       2000         2001       2000
                          -------     -------     -------     -------      -------    -------      -------    -------
Revenues                  $57,772     $41,285     $58,004     $48,126      $55,816    $51,445      $67,732    $57,753
Gross margin               25,713      17,835      25,865      21,197       23,682     21,888       30,248     26,144
Operating income            3,585       2,154       3,807       3,107        1,190      2,961        4,981      4,016
Income before
    income taxes            3,227       1,987       3,595       2,807          953      2,587        4,709      3,650

Net income                  2,033       1,212       2,265       1,712          619      1,578        3,061      2,227

Diluted earnings
    per share                0.16        0.10        0.18        0.14         0.05       0.13         0.24       0.18

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

Historically, the Company's business tends to be strongest in the second and fourth quarters due to the high level of client sales activity in the spring and prior to the holiday season in the fall. In the first quarter, CRM Services activity generally levels off or slows from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. In addition, the Company typically expands its operations in the first quarter to support anticipated business growth beginning in the second quarter. As a result, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenues, which results in decreased profitability for the first quarter versus the previous fourth quarter. Also, demand for the Company's services typically slows or decreases in the third quarter as the volume of business decreases during the summer months. In addition, the Company's operating expenses increase during the third quarter as it expands its capacity in anticipation of higher demand for its services during the fourth quarter.

ICT GROUP, INC. AND SUBSIDIARIES


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                                    Balance,
                                                    Beginning       Charged to                             Balance,
                Description                          of Year          Expense          Deductions        End of Year
------------------------------------------      ----------------  -------------    -----------------   -------------
Allowance for doubtful accounts:
         2001                                   $     684,103     $  1,891,920     $   (829,087)       $  1,746,936
         2000                                         804,588          831,998         (952,483)            684,103
         1999                                         514,897        1,145,177         (855,486)            804,588