Form 10-Q
period 2002-03-31
ICT GROUP INC
filed 2002-05-09
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ___________________ to ___________________.

                        Commission File Number: 0-20807
                                                -------

                                 ICT GROUP, INC.

                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                            23-2458937
 ---------------------------------------------       --------------------
 (State or other jurisdiction of incorporation        (I.R.S. Employer
               or organization)                       Identification No.)

100 Brandywine Boulevard, Newtown PA                         18940
---------------------------------------            ----------------------------
(Address of principal executive offices)                   (Zip Code)

                                  267-685-5000
               --------------------------------------------------
               Registrant's telephone number, including area code.


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

         Common Shares, $0.01 par value, 12,310,025 shares outstanding as of May 3, 2002.

                                 ICT GROUP, INC.

                                      INDEX


PART I                              FINANCIAL INFORMATION                             PAGE

         Item 1            CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                           Consolidated Balance Sheets -
                             March 31, 2002 and December 31, 2001                      3

                           Consolidated Statements of Operations -
                             Three months ended March 31, 2002 and 2001                5

                           Consolidated Statements of Cash Flows -
                             Three months ended March 31, 2002 and 2001                6

                           Notes to Consolidated Financial Statements                  7


         Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS            10


PART II                    OTHER INFORMATION


         Item 1            LEGAL PROCEEDINGS                                          14

         Item 6            EXHIBITS AND REPORTS ON FORM 8-K                           15


SIGNATURES                                                                            16

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                              March 31,         December 31,
                                                                                2002                2001
                                                                           ---------------    -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                       $11,737              $12,875
  Accounts receivable, net                                                         54,179               48,058
  Prepaid expenses and other                                                        4,559                3,841
  Deferred income taxes                                                               916                  916
                                                                           ---------------    -----------------

              Total current assets                                                 71,391               65,690
                                                                           ---------------    -----------------

PROPERTY AND EQUIPMENT
  Communications and computer equipment                                            68,087               60,371
  Furniture and fixtures                                                           14,549               12,849
  Leasehold improvements                                                            9,380                7,549
                                                                           ---------------    -----------------
                                                                                   92,016               80,769
  Less:  Accumulated depreciation and amortization                                (50,962)             (47,533)
                                                                           ---------------    -----------------
                                                                                   41,054               33,236
                                                                           ---------------    -----------------

DEFERRED INCOME TAXES                                                               1,529                1,529

OTHER ASSETS                                                                        2,109                2,131
                                                                           ---------------    -----------------

                                                                                 $116,083             $102,586
                                                                           ===============    =================


   The accompanying notes are an integral part of these financial statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                             March 31,          December 31,
                                                                                2002                2001
                                                                           ---------------    ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                                   $4,000                $4,000
  Accounts payable                                                                 15,356                 9,050
  Accrued expenses                                                                 10,772                10,561
  Income taxes payable                                                              2,112                 3,314
                                                                           ---------------    ------------------

              Total current liabilities                                            32,240                26,925
                                                                           ---------------    ------------------


LINE OF CREDIT                                                                     17,000                12,000
                                                                           ---------------    ------------------


SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                                       --                    --
  Common stock, $0.01 par value, 40,000 shares authorized,
     12,267 and 12,233 shares issued and outstanding                                  123                   122
  Additional paid-in capital                                                       50,578                50,331
  Retained earnings                                                                19,367                16,261
  Accumulated other comprehensive loss                                             (3,225)               (3,053)
                                                                           ---------------    ------------------

              Total shareholders' equity                                           66,843                63,661
                                                                           ---------------    ------------------

                                                                                 $116,083              $102,586
                                                                           ===============    ==================

The accompanying notes are an integral part of these financial statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     ----------------------------------
                                                                                          2002                2001
                                                                                     --------------      --------------
REVENUES                                                                                   $72,264             $57,772
                                                                                     --------------      --------------

OPERATING EXPENSES:
  Cost of services                                                                          41,459              32,059
  Selling, general and administrative                                                       26,089              22,128
                                                                                     --------------      --------------
                                                                                            67,548              54,187
                                                                                     --------------      --------------

                Operating income                                                             4,716               3,585

INTEREST EXPENSE, net of interest
    income of $57 and $113                                                                     149                 358
                                                                                     --------------      --------------

                Income before income taxes                                                   4,567               3,227

INCOME TAXES                                                                                 1,461               1,194
                                                                                     --------------      --------------

NET INCOME                                                                                  $3,106              $2,033
                                                                                     ==============      ==============

EARNINGS PER SHARE:
   Basic earnings per share                                                                  $0.25               $0.17
                                                                                     ==============      ==============
   Diluted earnings per share                                                                $0.24               $0.16
                                                                                     ==============      ==============

   Shares used in computing basic earnings per share                                        12,249              12,077
                                                                                     ==============      ==============
   Shares used in computing diluted earnings per share                                      12,913              12,538
                                                                                     ==============      ==============



   The accompanying notes are an integral part of these financial statements.

                        ICT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                           ----------------------------
                                                                                2002           2001
                                                                           -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $3,106         $2,033
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                               3,505          2,342
      Tax benefit of stock option exercises                                         187             32
      Amortization of deferred financing costs                                       64              -
      (Increase) decrease in:
        Accounts receivable                                                      (6,207)           137
        Prepaid expenses and other                                                 (736)           396
        Other assets                                                                (42)          (227)
      Increase (decrease) in:
        Accounts payable                                                          6,316         (1,000)
        Accrued expenses                                                            200            149
        Income taxes payable                                                     (1,202)           557
                                                                           -------------   ------------
              Net cash provided by operating activities                           5,191          4,419
                                                                           -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (11,279)          (685)
                                                                           -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                                             5,000              -
  Payments on long-term debt                                                          -         (1,000)
  Payments on capitalized lease obligations                                           -            (83)
  Proceeds from exercise of stock options                                            61              5
                                                                           -------------   ------------
              Net cash provided by (used in) financing activities                 5,061         (1,078)
                                                                           -------------   ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
        AND CASH EQUIVALENTS                                                       (111)        (1,066)
                                                                           -------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (1,138)         1,590
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   12,875          8,539
                                                                           -------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $11,737        $10,129
                                                                           =============   ============

   The accompanying notes are an integral part of these financial statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2001. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.


Note 2:  EARNINGS PER SHARE

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of shares of Common stock outstanding. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average number of shares of Common stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of Common stock as if those securities were exercised. For the three months ended March 31, 2002 and 2001, the dilutive effect of Common stock equivalents used in computing Diluted EPS was 664,000 and 461,000, respectively. For the three months ended March 31, 2002 and 2001, options to purchase 2,000 and 342,000 shares of Common stock, respectively, were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive.


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

                                                                             Three Months Ended
                                                                                  March 31,
                                                                       -----------------------------
                                                                           2002             2001
                                                                       -------------    ------------
         Net Income                                                      $3,106,000       $2,033,000
         Foreign currency translation adjustments                          (117,000)        (672,000)
                                                                       -------------    -------------
         Comprehensive income                                            $2,989,000       $1,361,000
                                                                       =============    =============


Note 4:  OPERATING AND GEOGRAPHIC INFORMATION

Under the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company classifies its operations into two business segments: Domestic CRM Services and International CRM Services. The operating segments are managed separately because each operating segment represents a strategic business unit that offers its services in different geographic markets. Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic CRM Services segment provides inbound and outbound telesales, database marketing, marketing research, contact center consulting, technology hosting, and ongoing customer care management services on behalf of customers operating in the Company's target industries. The International CRM Services segment provides the same services in Europe, Canada, Barbados, and Australia and includes business conducted by Spantel for the US Hispanic market. Also, a portion of International CRM Services assets, depreciation and amortization and capital expenditures is used to generate revenue and operating income for the Domestic CRM Services segment.

                                                                Three Months Ended
                                                                     March 31,
                                                        ----------------------------------

                                                            2002                 2001
                                                        ------------        --------------
  Revenues:
    Domestic CRM Services                               $     59,243        $       40,756
    International CRM Services                                13,021                17,016
                                                        ------------        --------------
                                                        $     72,264        $       57,772
                                                        ============        ==============
  Operating Income:
    Domestic CRM Services                               $      4,469        $        1,798
    International CRM Services                                   247                 1,787
                                                        ------------        --------------
                                                        $      4,716        $        3,585
                                                        ============        ==============
  Total Assets:
    Domestic CRM Services                               $     76,205        $       58,989
    International CRM Services                                31,131                29,544
    Corporate                                                  8,747                 4,831
                                                        ------------        --------------
                                                        $    116,083        $       93,364
                                                        ============        ==============
  Depreciation and Amortization:
    Domestic CRM Services                               $      1,717        $        1,368
    International CRM Services                                   960                   524
    Corporate                                                    828                   450
                                                        ------------        --------------
                                                        $      3,505        $        2,342
                                                        ============        ==============
  Capital Expenditures:
    Domestic CRM Services                               $      4,580        $        1,441
    International CRM Services                                 3,645                (1,011)
    Corporate                                                  3,054                   255
                                                        ------------        --------------
                                                        $     11,279        $          685
                                                        ============        ==============

The following table represents information about the Company by geographic area:

                                                                   Three Months Ended
                                                                        March 31,
                                                          -----------------------------------
                                                              2002                   2001
                                                          ------------           ------------
    Revenues:
      United States                                       $    61,296            $     43,983
      Canada                                                    7,410                   7,902
      Other foreign countries                                   3,558                   5,887
                                                          -----------            ------------

                                                          $    72,264            $     57,772
                                                          ===========            ============


    Long-lived assets:
      United States                                       $    28,320            $     24,294
      Canada                                                    5,352                   4,307
      Other foreign countries                                   7,382                   5,924
                                                          -----------            ------------

                                                          $    41,054            $     34,525
                                                          ===========            ============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2002




GENERAL


         ICT Group, Inc. (the "Company" or "ICT") is a leading global provider of integrated customer relationship management (CRM) solutions. The Company offers a comprehensive suite of integrated sales, service and marketing support solutions designed to help its clients identify, acquire, retain, service, measure, and maximize the lifetime value of their customer relationships. ICT's comprehensive, balanced mix of outsourced CRM solutions includes inbound and outbound sales, up-selling/cross-selling, customer care and retention and technical support/help desk services as well as marketing research, including telephone interviewing, coding and analysis, as well as database design and marketing analysis.

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

The Company's growth strategy includes the following key elements:

         |_| Maintaining and Diversifying its Telesales Business


         |_| Expanding its Customer Care Business

         |_| Investing in New, Value-Added Marketing Services

         |_| Expanding International Capabilities and Markets

         |_| Improving Productivity and Reducing Costs by Adding New
             Technologies and Expanding Offshore Operations

         |_| Continuing to Invest in New Technology and Quality Initiatives

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

         Our significant accounting policies are described in our audited consolidated financial statements for the year ended December 31, 2001, which are included in our most recent Form 10-K filing. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

      The Company recognizes revenues as services are performed, generally based on hours of work incurred. Amounts collected from customers prior to the performance of services are recorded as deferred revenues. Deferred revenues totaled approximately $301,000 and $519,000 as of March 31, 2002, and December 31, 2001, respectively, which are included in accrued liabilities in the accompanying consolidated balance sheets. Management believes that its revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101.

Accounts Receivable

         Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. We continuously monitor collections and payments from our customers and maintain an allowance for uncollectible accounts based upon our historical experience and any specific customer collection issues that we have identified. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust our allowance for doubtful accounts if our future bad debt expense exceeds our estimated reserve. We are subject to concentration risks as certain of our customers provide a high percent of total revenues and corresponding receivables.

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

Accounting for Income Taxes

     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. The Company has recorded no valuation reserves for deferred tax assets as of March 31, 2002. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001:
-------------------------------------------

         Revenues. Revenues increased 25% to $72.3 million for the three months ended March 31, 2002 from $57.8 million for the three months ended March 31, 2001. Revenues from the Domestic CRM Services segment increased 45% to $59.2 million from $40.8 million in the three months ending March 31, 2001 and accounted for 82% of Company revenues compared to 71% for the same period in the prior year. Almost all of this increase was from increased business with clients from which we generated business in 2001. International CRM Services revenues declined 23% to $13.0 million in the three months ending March 31, 2002 from $17.0 million in the three months ending March 31, 2001 and accounted for 18% of Company revenues versus 29% for the same period in the prior year. This decrease was primarily in Europe where we believe that the economic slowing began later than in the United States and we expect it will recover later. The Company's largest client in recent years has been Aegon Life Insurance Company, which accounted for approximately 17% of the Company's net revenues in 2001 and approximately 12% of the Company's net revenues in the first quarter of 2002. On March 18, 2002, the Company announced that it would no longer provide outbound telesales services to Aegon in North America. The Company currently anticipates that the revenue reduction associated with this announcement will be approximately $10 to $12 million, with the wind down commencing in the second quarter. The Company intends to continue providing Aegon with telesales and customer service support in Europe and Australia and customer service support in North America.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 29% to $41.5 million for the three months ended March 31, 2002 from $32.1 million in the three months ended March 31, 2001. This increase is primarily the result of a $6.0 million increase in direct labor and telecommunication costs required to support the increased revenue volume. As a percentage of revenues, cost of services increased to 57% in the first quarter of 2002 from 55% in the same quarter of 2001 which was primarily the result of an increase in labor cost per production hour due to additional training costs incurred to support new and expanded client programs in our Domestic CRM Services segment. Also, the reduction in business in Europe mentioned above caused temporary labor inefficiencies leading to higher labor cost per production hour.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 18% to $26.1 million for the three months ended March 31, 2002 from $22.1 million for the three months ended March 31, 2001 due to increased number of contact centers and workstation capacity and additional sales and systems support staff costs added to support business growth in our Domestic CRM Services segment. As a percentage of revenues, selling, general and administrative expenses were 36% for the three months ended March 31, 2002 compared to 38% for the three months ended March 31, 2001 as the Company was able to leverage the existing infrastructure to support volume growth.

         Interest Expense, net. Interest expense, net of interest income, was $149,000 for the three months ended March 31, 2002 compared to $358,000 for the three months ended March 31, 2001 and reflects the interest expense related to borrowings against the Company's line of credit for capital expansion partially offset by investment income. The decrease in net interest expense is the result of decreased average daily outstanding balances on line of credit borrowings during the first quarter of 2002 as compared to the first quarter of 2001, and lower average interest rates in the first quarter of 2002 as compared to the same period in 2001.

         Provision for Income Taxes. Provision for income taxes increased $267,000 to $1.5 million for the first quarter of 2002 from $1.2 million in the first quarter of 2001. For the first quarter of 2002, the provision for income taxes was approximately 32% of income before taxes. For the first quarter of 2001, the provision for income taxes was approximately 37% of income before taxes. The reduction in the income tax rate is primarily due to a continued reduction in the income tax rate in Canada, a shift in the mix of the Company's pretax income and continued utilization of work opportunity tax credits.

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

         Historically, the Company's business tends to be strongest in the second and fourth quarters due to the high level of client sales activity in the spring and prior to the holiday season. In the past, during the first quarter, the Company's business generally leveled off or slowed from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. In the first quarter of 2002, however, strong growth in Domestic CRM services revenue drove a 7% increase in consolidated revenue from the fourth quarter of 2001 to the first quarter of 2002. Despite the increase in revenue, operating income in the first quarter of 2002 declined approximately 5% compared to the fourth quarter of 2001 as significant recruiting, hiring and training costs were incurred to support the first quarter revenue growth. Historically, the Company has expanded its operations in the first quarter to support anticipated business growth beginning in the second quarter. In the past, demand for the Company's services typically slowed or decreased in the third quarter as the volume of business decreased during the summer months. In addition, the Company's operating expenses typically decreased during the third quarter in anticipation of higher demand for its services during the fourth quarter. However, more recently the Company has experienced quarterly fluctuations in its business as a result of other factors, such as the timing of the demand for the particular services the Company offers in the specific geographic areas the Company services.

Liquidity and Capital Resources

         Cash provided by operating activities was $5.2 million for the three months ended March 31, 2002 versus $4.4 million of cash provided by operating activities for the three months ended March 31, 2001. The $772,000 increase is due to a $1.1 million increase in net income, a $1.2 million increase in depreciation and amortization and a $5.6 million increase in accounts payable, accrued expenses and income taxes payable. These positive factors were partially offset by a $6.3 million increase in accounts receivable and a $1.1 million increase in prepaid expenses and other current assets. The growth in accounts receivable was due to a $4.5 million increase in revenue in the first quarter of 2002 compared to the fourth quarter of 2001. Revenue in the first quarter of 2001 was flat with revenue in the fourth quarter of 2000; consequently, there was little change in accounts receivable in the prior year.

         Cash used in investing activities was $11.3 million for the three months ended March 31, 2002 compared to $685,000 for the first quarter of 2001. The increase over the prior year is attributable to a significant investment in capital expenditures, including costs incurred in connection with infrastructure improvements during the quarter, and the decision to use bank debt at attractive interest rates as opposed to using higher cost operating leases as a means to finance capital additions. Approximately $3.1 million of capital expenditures were financed by an operating lease in the first quarter of 2001 compared to no operating leases in the first quarter of 2002. The Company opened 2 new contact centers and added 524 workstations in the first quarter of 2002, and operates 7,118 workstations at March 31, 2002. In the first quarter of 2001 the Company added 135 workstations, and operated 6,056 workstations at March 31, 2001.

         Cash provided by financing activities was $5.1 million for the three months ended March 31, 2002 compared to cash used in financing activities of $1.1 million for the comparable 2001 period. The Company borrowed $5.0 million under its line of credit during the quarter to help finance capital expenditures. In the first quarter of 2001, the Company paid back debt totaling $1.0 million under its line of credit.

         The Company's operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through cash provided by operations, the Company's line of credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. At March 31, 2002, $21.0 million was outstanding under the Company's line of credit with $64.0 million available to borrow.


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

The most important factors that could prevent the Company from achieving its goals--and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the following: (i) the competitive nature of the CRM services industry and the ability of the Company to continue to distinguish its services from other CRM service companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) economic conditions which could alter the desire of businesses to outsource certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iii) the ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy; (iv) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (v) technology risks including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive; (vi) the ability of the Company to successfully identify, complete and integrate strategic acquisitions that expand or complement its business; (vii) the results of operations which depend on numerous factors including, but not limited to, the timing of clients' teleservices campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the CRM services industry and the overall economy and (viii) terrorist attacks and their aftermath.


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

As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering effective June 14, 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. On May 19, 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. On June 22, 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. On November 3, 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. On February 2, 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. Since that time the defendants filed a motion for summary judgment seeking to have the case dismissed on the grounds that there is no material issue of fact. Plaintiffs filed a response in opposition to defendant's motion and also filed a motion to have the matter certified as a class action. In September 2000, the Court entered orders dismissing the defendant's motion for summary judgment and plaintiffs motion for class certification without prejudice, with leave to re-file such motions upon the completion of discovery. The Company and the plaintiffs have reached a verbal agreement to settle this litigation. The finalization of the proposed settlement is subject to, among other things, the parties agreeing upon and executing a definitive settlement agreement having mutually agreeable terms and conditions. In addition, as with any class action litigation, any settlement agreement among the parties is not final until approved by the court. If approved, the settlement amount would be covered in full by the company's insurance.

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

Item 6.  Exhibits and Reports on Form 8-K


         (a) The registrant was not required to file any reports on Form 8-K for the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           ICT GROUP, INC.



Date: May 9, 2002                          By: /s/ John J. Brennan
                                               -----------------------------
                                           John J. Brennan
                                           Chairman and
                                           Chief Executive Officer

Date: May 9, 2002                          By: /s/ Vincent A. Paccapaniccia
                                               ----------------------------
                                           Vincent A. Paccapaniccia
                                           Senior Vice President,
                                           Finance and Administration,
                                           Chief Financial Officer and
                                           Assistant Secretary
                                       16