Form 10-K/A
period 2001-12-31
ICT GROUP INC
filed 2002-05-16
CIK 1013149

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2001

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
       For the transition period from ________ to ________

                         Commission File Number 0-20807

                                 ICT GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Pennsylvania                               23-2458937
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


          100 Brandywine Boulevard
                Newtown, PA                                         18940
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: 267-685-5000

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class          Name of each Exchange on which registered
   -------------------          -----------------------------------------
           None                                 None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $116,627,160. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on March 15, 2002. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant's Common Stock outstanding as of March 15, 2002 was 12,267,125.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

          This amendment to ICT Group, Inc.'s (the "Company") Form 10-K for the fiscal year ended December 31, 2001 amends and modifies the Form 10-K to amend and restate in their entirety the following items: Item 1 of Part I, Item 11 of
Part III, Item 14 of Part IV, and the Exhibit Index. Item 1 of Part I is being amended and restated solely to identify the name of the customer that represented 12% of the Company's net revenues in 2001. Item 11 of Part III is being amended and restated to correct the number of options held by each named executive officer and related disclosure and to correct a de minimus typographical error in the base salary reported for Dean J. Kilpatrick, one of our named executive officers. Item 14 of Part IV is being amended and restated to correct incorporation by reference notations and to add an omitted exhibit.

                                     PART I

Item 1.  Business.

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

          The Company also plans to:

          .    Introduce additional cost-effective, off-shore CRM solutions
          .    Continue investing in its outsourced customer care services
          .    Further develop its value-added marketing services
          .    Deepen relationships with existing customers
          .    Further expand its international presence

Strategy

          The Company's growth strategy includes the following key elements:

          . Expand Value-Added Services. The Company will continue to complement its core telesolutions expertise with additional value-added services, such as database marketing, research and consulting services, as well as a complete suite of comprehensive CRM services. The Company's goal is to offer a robust, integrated suite of telesolutions, e-solutions and market solutions to help its clients maximize the lifetime value of their customer relationships.

          . Develop Strategic Alliances and Acquisitions. ICT intends to continue pursuing strategic alliances with, and acquisitions of, domestic and international businesses that provide complementary CRM services. The Company is currently utilizing state-of-the-art CRM software and Internet platform technologies from leading edge suppliers such as Aspect Communications Corporation, Siebel Systems, Inc., Oracle and Cisco.

          . Increase International Presence. The Company plans to broaden its geographic reach and further develop its expertise in CRM services in international markets by focusing on businesses with multinational operations. ICT currently provides multilingual services to customers in the United States, Europe, Latin America, Canada and Australia. ICT intends to expand its operations in these areas, as well as others.

          . Focus on Industry Specialization. Management believes it has gained a competitive advantage by concentrating on servicing businesses in a limited number of targeted industries and intends to maintain its industry specialization. In addition, management believes that this specialization will enable it to attract new clients because of its industry expertise.

          . Maintain Technology Investment. The Company intends to continue making substantial investments in technology to maintain its technological strength within the CRM services industry. ICT has been an industry leader in the implementation of innovative CRM technologies to lower its effective cost per contact and to improve its sales and customer service. The Company has made significant investments in information and communications technologies and management believes it was among the first to offer fully automated CRM services, collaborative web browsing services and to implement predictive dialing equipment.

          . Continue Commitment to Quality Service. ICT has consistently emphasized quality service and extensive employee training by investing in quality assurance personnel and procedures. The Company intends to continue its commitment to providing quality service, as illustrated by its achieving ISO 9002 certification in all its domestic and international sales and service focused business units.

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

Contact Center Facilities

          The following table lists the Company's contact center facilities as of December 31, 2001:

--------------------------------------------------------------------------------

                                    Locations

--------------------------------------------------------------------------------
Conway, AR; Morrilton, AR; Newark, DE; Fort Lauderdale, FL; Lakeland, FL; Miami, FL; Louisville, KY; Calais, ME; Lewiston, ME; Oxford, ME; Pittsfield, ME; Wilton, ME; Amherst, NY; Depew, NY; Lancaster, OH; Allentown, PA; Bensalem, PA; Bloomsburg, PA; Burnham, PA; Dubois, PA; Langhorne, PA (2); Lockhaven, PA; Trevose, PA; Chesapeake, VA; Christiansburg, VA; Norfolk, VA; Spokane, WA; Falling Waters, WV; Martinsburg, WV; Parkersburg, WV; Westover, WV; Carbonear, Newfoundland, Canada, Cornerbrook, Newfoundland, Canada; Halifax, Nova Scotia, Canada; Miramichi, New Brunswick, Canada; Moncton, New Brunswick, Canada; New Glasgow, Nova Scotia, Canada; Riverview, New Brunswick, Canada; Sydney, Nova Scotia, Canada; Athlone, Ireland; Dublin, Ireland; London, U.K.; and Sydney, Australia.

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

          ICT targets those companies which it believes have the greatest potential to generate recurring revenues to the Company based on their ongoing direct sales and customer service needs. At December 31, 2001, ICT provided direct sales and customer service to approximately 130 clients. The Company's largest client in recent years has been Aegon Life Insurance Company, which accounted for approximately 17% of the Company's net revenues in 2001. On March 18, 2002, the Company announced that it would no longer provide outbound telesales services to Aegon in North America. The Company currently anticipates that the revenue reduction associated with this announcement will be approximately $10 to $12 million, with the wind down commencing in the second quarter. The Company intends to continue providing Aegon with telesales and customer service support in Europe and Australia and customer service support in North America. One other client, Capital One Corporation, accounted for 12% of the Company's net revenues in 2001.

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

                                    PART III

Item 11. Executive Compensation.

                 Summary of Cash and Certain other Compensation

The following table sets forth for the years ended December 31, 2001, 2000, and 1999 compensation paid by the Company to its Chief Executive Officer and the four other most highly compensated executive officers of the Company for the year ended December 31, 2001.

                          Summary Compensation Table

                                                                             Long Term
                                                    Annual Compensation    Compensation
                                                   ---------------------- ---------------
                                                                            Securities
                                                                            Underlying       All Other
Name and Principal Position                        Year  Salary   Bonus   Options/SARs(4) Compensation(1)
---------------------------                        ---- -------- -------- --------------- ---------------
John J. Brennan................................... 2001 $498,010 $324,828     28,200(2)       $92,439
Chairman, President and Chief Executive Officer    2000 $435,151 $ 56,785     44,000(3)       $64,638
                                                   1999 $414,299 $      0     58,800          $73,621
John L. Magee..................................... 2001 $249,231 $151,212      7,400(2)       $ 5,818
President, ICT North American Services             2000 $209,808 $ 54,275     19,500(3)       $ 5,168
                                                   1999 $199,846 $ 92,790     12,800          $ 4,918
John D. Campbell                                   2001 $204,712 $171,856      8,900(2)       $ 4,212
President, ICT Group Sales                         2000 $189,808 $ 67,707     25,200(3)       $ 5,627
                                                   1999 $179,846 $111,780     16,700          $ 5,037
Dean J. Kilpatrick................................ 2001 $183,615 $130,214      7,300(2)       $ 4,432
President, ICT Marketing Services................. 2000 $164,769 $ 67,532     16,200(3)       $ 5,282
                                                   1999 $152,954 $ 59,174      9,800          $ 5,032
Timothy F. Kowalski............................... 2001 $209,808 $115,419      5,400(2)       $ 5,440
President, CRM Technology Ventures and Senior Vice 2000 $190,250 $ 32,960     39,600(3)       $ 4,486
President Corporate Planning                       1999 $147,905 $ 36,210      5,800          $ 4,216

________
(1) Includes for 2001: (i) Company contributions of $3,400, $3,400, $3,400, $3,400 and $3,400 to the Company's 401(k) tax-qualified employee savings and retirement plan on behalf of Mr. Brennan, Mr. Magee, Mr. Campbell, Mr. Kilpatrick and Mr. Kowalski, respectively, (ii) premiums paid by the Company in the amount of $1,032, $360, $360, $1,032 and $240, for group term life insurance on behalf of Mr. Brennan, Mr. Magee, Mr. Campbell, Mr. Kilpatrick and Mr. Kowalski, respectively; (iii) premiums paid by the Company in the amount of $51,138, $558 and $452 for life insurance on behalf of Mr. Brennan, Mr. Magee and Mr. Campbell, respectively; (iv) Company contributions of $24,685, $1,500 and $1,800 to the Company's non-qualified employee savings and retirement plan on behalf of Mr. Brennan, Mr. Magee and Mr. Kowalski, respectively, and (v) lease payments paid by the Company in the amount of $12,184 for an automobile leased on behalf of Mr. Brennan.

(2) These options were granted in 2001 as bonus compensation for the employee's performance during 2000.

(3) These options for Mr. Brennan, Mr. Magee, Mr. Campbell and Mr. Kilpatrick were granted in 2000 as bonus compensation for their performance during 1999. 9,600 of the options for Mr. Kowalski were granted in 2000 as bonus compensation for his performance during 1999.

(4) The Company formed iCT ConnectedTouch LLC ("ConnectedTouch") in February 2000 as a Pennsylvania limited liability company and wholly-owned subsidiary of the Company. The Company owned 10,000,000 interests ("Interests") in ConnectedTouch, constituting all of the issued and outstanding Interests in ConnectedTouch. In May 2000, ConnectedTouch adopted a 2000 Equity Compensation Plan (the "2000 ConnectedTouch Equity Plan") pursuant to which ConnectedTouch reserved for issuance options to purchase up to 2,000,000 Interests in ConnectedTouch. The 2000 ConnectedTouch Equity

   Plan permitted the issuance of these options to employees of the Company and ConnectedTouch and to members of the board of directors of the Company and ConnectedTouch. On October 19, 2000, Messrs. John J. Brennan, John L. Magee, John D. Campbell, Dean J. Kilpatrick and Timothy F. Kowalski were granted options under the 2000 ConnectedTouch Equity Plan to purchase Interests in ConnectedTouch in the amounts of 250,000, 40,000, 80,000, 40,000 and 150,000
   Interests, respectively. In November 2001, ConnectedTouch was merged into the Company and the 2000 ConnectedTouch Equity Plan and the options to purchase Interests granted thereunder were terminated without compensation.

Stock Options

   The following table sets forth certain information concerning grants of stock options made during 2001 to the persons named in the Summary Compensation Table.

                     OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                         Potential Realizable Value
                          Number of    % of Total                          at Assumed Annual Rates
                          Securities    Options                          of Stock Price Appreciation
                          Underlying   Granted to   Exercise             for Option Term (5 years)(1)
                           Options     Employees      Price   Expiration ----------------------------
Name                      Granted(2) In Fiscal Year ($/share)    Date         5%            10%
----                      ---------- -------------- --------- ----------    -------       --------

John J. Brennan.........    28,200         9%         $8.75    2/6/2011  $68,172       $150,643

John L. Magee...........     7,400         2%         $8.75    2/6/2011  $17,889       $ 39,531

John D. Campbell........     8,900         3%         $8.75    2/6/2011  $21,515       $ 47,543

Dean J. Kilpatrick......     7,300         2%         $8.75    2/6/2011  $17,647       $ 38,996

Timothy F. Kowalski.....     5,400         2%         $8.75    2/6/2011  $13,054       $ 28,847

--------
(1) The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the Securities and Exchange Commission and are not intended to forecast possible future appreciation of the price of the Common Stock. The Company did not use an alternative formula for a grant date valuation. The Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.

(2) The Company owned 10,000,000 Interests in ConnectedTouch constituting all of the issued and outstanding Interests in ConnectedTouch. On October 19, 2000, Messrs. John J. Brennan, John L. Magee, John D. Campbell, Dean Kilpatrick, and Timothy F. Kowalski were granted options to purchase Interests in ConnectedTouch in the amounts of 250,000, 40,000, 80,000, 40,000, and 150,000 Interests respectively, representing 26%, 4%, 8%, 4%, and 16% respectively of the total options granted to employees of the Company and ConnectedTouch during 2000. These options were issued at an exercise price of $0.30 per Interest, the fair market value of the Interests at the time of grant as determined by an independent financial advisor experienced in such matters. These options became exercisable in full only if ConnectedTouch completed an initial public offering of its stock within ten (10) years after the date of grant and expired if no such public offering was completed within that time period. The potential realizable value of these options at the five percent (5%) assumed annual rate of price appreciation as used in footnote (1) above was $20,721 for John J. Brennan, $3,315 for John L. Magee, $6,631 for John D. Campbell, $3,315 for Dean J. Kilpatrick, and $12,433 for Timothy F. Kowalski, and at a ten percent (10%) assumed annual rate of price appreciation was $45,788 for John J. Brennan, $7,326 for John L. Magee, $14,652 for John D. Campbell, $7,326 for Dean J. Kilpatrick, and $27,473 for Timothy F. Kowalski. In November 2001, ConnectedTouch was merged into the Company and the 2000 ConnectedTouch Equity Plan and the options to purchase Interests granted thereunder were terminated without compensation.

The following table summarizes option exercises during 2001 and the value of vested and unvested options for the persons named in the Summary Compensation Table at December 31, 2001.

      Aggregated Option Exercises in Last Year and Year-End Option Values

                                                 Number of Unexercised     Value of Unexercised
                                                      Options at          In-the-Money Options at
                                                   December 31, 2001       December 31, 2001(1)
-                                              ------------------------- -------------------------
                            Shares
                          Acquired on  Value
Name                       Exercise   Realized Exercisable Unexercisable Exercisable Unexercisable
----                      ----------- -------- ----------- ------------- ----------- -------------

John J. Brennan.........        --          --   189,550      57,850     $2,512,828    $605,926

John L. Magee...........    20,000    $269,351   223,400      18,500     $3,912,160    $180,420

John D. Campbell........        --          --   114,250      23,450     $1,809,554    $228,857

Dean J. Kilpatrick......       100    $  1,398    44,900      16,025     $  622,861    $155,238

Timothy F. Kowalski.....    26,600    $223,604     8,650      31,550     $   71,194    $344,589

--------
(1) Values calculated using the closing market price of $18.61 per share of the Company's Common Stock on December 31, 2001 and the per share exercise price of the individual's options.

Non-Qualified Deferred Compensation Plan

   In October 1999, the Company adopted a Non-Qualified Deferred Compensation Plan (the "Deferred Compensation Plan") for certain employees, under which deferrals commenced as of April 2000. The Deferred Compensation Plan allows participating employees to defer a portion of their compensation on a pre-tax basis. Pursuant to an amendment to the Deferred Compensation Plan effective January 1, 2001, the Company currently makes a matching contribution to the account of each participant in an amount equal to ten percent (10%) of the amount of such participant's deferral under the Deferred Compensation Plan. The contributions from this match vest in the employee's account ratably over a period of three (3) years measured from the employee's first day of employment with the Company. Employees are fully vested in the amounts they defer, but withdrawals are not permitted until the termination of the Deferred Compensation Plan, or the termination, disability or death of the participating employee. Other withdrawals are permitted for unforeseeable emergencies only.

Employment Agreements

   In May 1996, the Company entered into an employment agreement with John J. Brennan as President and Chief Executive Officer. The agreement had a three-year term that ended April 30, 1999, but the term renews automatically for successive three-year periods unless either party gives written notice of termination at least 180 days prior to the expiration date, or unless earlier terminated as provided therein. Mr. Brennan's employment agreement was renewed on May 1, 1999 for an additional three-year term. The agreement initially provided for a base salary of $364,000, which is increased by a minimum of 5% each year, and may not be decreased below the then current level. The board of directors, in its sole discretion, may award incentive bonuses in the form of cash and/or stock to Mr. Brennan, who will be eligible each year for a minimum bonus in an amount equal to his then current salary. If Mr. Brennan is terminated by the Company for other than willful misconduct, or terminates his employment for "good reason," then the Company is required to maintain its obligations under the agreement through the later of (i) the expiration of the then current term of the agreement (or the expiration of the next renewal term if there are less than 180 days remaining in the current term and no notice of termination was given prior thereto), or (ii) 24 months from the date of termination. Mr. Brennan may terminate his employment agreement for "good reason" upon 30 days' written notice if there has been a reduction in his salary or benefits, a substantial change in his duties or a change of control. A change of control is defined as the decrease below 50% of the combined voting power of the Common Stock held by John J. Brennan and Donald
P. Brennan and their children and grandchildren.

     In April 1987, the Company entered into an employment agreement with John
L. Magee that provided for a base salary of $70,000 per year. Mr. Magee's employment agreement provides for his salary, which currently is $265,000, to be reviewed annually by the board of directors. His employment agreement had an initial term of three years, but is renewed automatically each year for an additional one-year term unless either party to the agreement terminates prior to the end of the renewal term. The agreement was renewed on January 1, 2002 for an additional one-year term. The Company may terminate the employment agreement at any time, with or without cause. The employment agreement contains severance provisions that, if triggered, entitle Mr. Magee to monthly severance payments in an amount equal to his then-current monthly salary for a period of 12 months. The severance payments are triggered by the occurrence of any of the following events: termination of employment by the Company without cause, cessation of business operations in a business in which Mr. Magee is employed; a merger, consolidation or acquisition of the Company; the filing by the Company of a voluntary petition in bankruptcy; or the filing of an involuntary petition in bankruptcy against the Company which is not dismissed within 60 days. In addition, if Mr. Magee terminates his employment upon 90 days' prior written notice, in certain circumstances, the Company would be required to continue to pay him his regular base salary for a period of 90 days.

     In October 1987, John D. Campbell entered into an employment agreement with the Company that provided for a base salary of $43,200 per year. Mr. Campbell's employment agreement had an initial term of one year, but renews automatically each year for an additional one-year term unless either party terminates prior to the end of the renewal term. Mr. Campbell's employment agreement was renewed on January 1, 2002 for an additional one-year term. Mr. Campbell's current base salary is $215,000.

     In May 1995, the Company entered into an employment agreement with Dean J. Kilpatrick that provided for a base salary of $115,000 per year. Mr. Kilpatrick's employment agreement had an initial term of one year and renews automatically for consecutive one-year periods unless terminated within 90 days prior to the expiration of the then-current term. Mr. Kilpatrick's current base salary is $192,500.

     In July 1997, the Company entered into an employment agreement with Timothy
F. Kowalski that provided for a base salary of $135,000 per year. Mr. Kowalski's employment agreement had an initial term of one year and renews automatically for consecutive one-year periods unless either party terminates prior to the end of the renewal term. Mr. Kowalski's base salary is currently $215,000 per annum.

     The employment agreements discussed above contain non-tampering, non-disclosure, non-solicitation and confidentiality provisions. Although the employment agreements restrict the employee from interfering with the Company's current, former or potential customers, none contain a provision restricting a terminated employee's ability to work for a competitor of the Company.

Compensation of Directors

     The non-employee directors are paid directors' fees of $2,500 for each quarterly Board meeting and each special Board meeting attended in person or by telephone and $500 for any other telephonic Board meeting attended. The Chairman of the Audit Committee and the Chairman of the Compensation Committee each receive $1,000 for each committee meeting attended and the other members of the Audit Committee and the Compensation Committee receive $500 for each committee meeting attended. The non-employee directors are also paid an annual fee of $10,000. In addition, directors are reimbursed for expenses incurred in connection with attendance at Board and committee meetings.

     Under the Company's 1996 Non-Employee Directors Plan, as amended in May 2000, each non-employee director receives, upon initial election to the Board, an option to purchase 10,000 shares of Common Stock.

These initial options are exercisable with respect to fifty percent (50%) of the shares on the date of grant and become exercisable with respect to the remaining fifty percent (50%) of the shares on the first anniversary of the date of grant if the director continues to be a member of the board of directors through that date. These initial options have an exercise price equal to the fair market value of the Common Stock on the date of grant and expire ten years after issuance. In addition, each non-employee director is granted an option to purchase 2,500 shares of Common Stock on the date of each annual meeting; these options vest on the first anniversary of the date of grant if the director continues to be a member of the board of directors through that date, have an exercise price equal to the fair market value of the Common Stock on the date of grant and expire ten years after issuance.

   Under the 2000 ConnectedTouch Equity Plan, on October 19, 2000, each non-employee director of the Company was granted an option to purchase 10,000 Interests in ConnectedTouch at an exercise price of $0.30 per Interest, the fair market value of such an Interest on the date of grant as determined by an independent financial advisor. These options vested in full only if ConnectedTouch completed an initial public offering of its stock within ten years after the date of grant and expired if no such public offering was completed within that time period. In November 2001, ConnectedTouch was merged into the Company and the ConnectedTouch Equity Plan and the options to purchase Interests granted thereunder, including those granted to non-employee directors, were terminated without compensation.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

         Exhibit No.     Description
         ----------      -----------

         3.1 Amended and Restated Articles of Incorporation of the Company (Filed as Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

         3.2             Amended and Restated Bylaws of the Company (Filed as
                         Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))


         9.1             Amended and Restated Voting Trust Agreement among John
                         J. Brennan, Donald P. Brennan and the Company, dated October 16, 2000 (Filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

10.1      ICT Group, Inc. 1987 Stock Option Plan (Filed as Exhibit 10.1 to the Company's
          Registration Statement on Form S-1 on April 26, 1996 (Registration No.
          333-4150))+

10.2      Amendment 1996-1 to the ICT Group, Inc. 1987 Stock Option Plan (Filed as Exhibit
          10.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 on
          June 4, 1996 (Registration No. 333-4150))+

10.3      ICT Group, Inc. Equity Incentive Plan (Filed as Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 on April 26, 1996 (Registration No.
          333-4150))+

10.4      ICT Group, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.3 to
          Amendment No. 2 to the Company's Registration Statement on Form S-1 on June 4,
          1996 (Registration No. 333-4150))+

10.5      ICT Group, Inc. 1996 Non-Employee Directors Plan (Filed as Exhibit 10.4 to
          Amendment No. 2 to the Company's Registration Statement on Form S-1 on June 4,
          1996 (Registration No. 333-4150))+

10.6      ICT Group, Inc. Non-Qualified Deferred Compensation Plan (Filed as Exhibit 10.19
          to the Company's Annual Report on Form 10-K for the year ended December 31,
          1999)+

10.7      Form of Voting Agreement between the Company and certain option holders (Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 on April
          26, 1996 (Registration No. 333-4150))

10.8      Amended and Restated Shareholders Agreement among John J. Brennan, Donald P.
          Brennan, the Company and certain family trusts, dated October 16, 2000 (Filed as
          Exhibit 99.2 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 2000)

10.9      Employment Agreement between John J. Brennan and the Company, dated May 8, 1996
          (Filed as Exhibit 10.5 to Amendment No. 2 to the Company's Registration
          Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.10     Employment Agreement between John L. Magee and the Company, dated April 1, 1987
          (Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 on
          April 26, 1996 (Registration No. 333-4150))+

10.11     Employment Agreement between John D. Campbell and the Company, dated October 1,
          1987 (Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1
          on April 26, 1996 (Registration No. 333-4150)+

10.12     Employment Agreement between Vincent A. Paccapaniccia and the Company, dated
          August 24, 1998 (Filed as Exhibit 10.14 to the Company's Annual Report on Form
          10-K for the year ended December 31, 1998)+

10.13     Employment Agreement between Timothy F. Kowalski and the Company, dated July 7,
          1997 (Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1999)+

10.14     Amendment to Employment Agreement between Vincent A. Paccapaniccia and the
          Company, dated January 2, 2002*+

10.15     Employment Agreement between Vincent M. Dadamo and the Company, dated May 29,
          1999 (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1999)+

10.16     Employment Agreement between Pam Goyke and the Company, dated September 11, 2000
          (Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)+

10.17     Employment Agreement between Dean Kilpatrick and the Company, dated May 5, 1995
          (Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)+

10.18     Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated January 2, 2002*+

10.19     Credit Agreement dated as of April 25, 2001 among the Company, certain subsidiaries of the Company, Bank of America, N.A., Fleet National Bank,
          Sovereign Bank, LaSalle Bank National Association, and Bank Leumi USA (Filed as
          Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.20     Lease Agreement between Brandywine Operating Partnership, L.P., dated January
          23, 2001 (Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for
          the year ended December 31, 2000)

10.22     Amendment to Employment Agreement between Dean Kilpatrick and the Company,
          January 2, 2002*+

10.24     Employment Agreement between Robert Mannarino and the Company, dated June 18,
          2001*+

21        List of Subsidiaries*

23        Consent of Independent Public Accountants*

99.1      Letter Regarding Arthur Andersen LLP*

   ---------
*  Previously filed.
+  Compensation plans and arrangements for executives and others.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ICT GROUP, INC.


Date: May 16, 2002                       By /s/ John J. Brennan
                                            ------------------------------
                                            John J. Brennan
                                            Chairman and Chief Executive Officer

                                  EXHIBIT INDEX
                                  -------------

      Exhibit No.    Description
      -----------    -----------

      10.14          Amendment to Employment Agreement between Vincent A.
                     Paccapaniccia and the Company, dated January 2, 2002*

      10.18          Amendment to Employment Agreement between Vincent M.
                     Dadamo and the Company, dated January 2, 2002*

      10.22 Amendment to Employment Agreement between Dean Kilpatrick and the Company, January 2, 2002*

      10.24 Employment Agreement between Robert Mannarino and the Company, dated June 18, 2001*

      21             List of Subsidiaries*

      23             Consent of Independent Public Accountants*

      99.1           Letter Regarding Arthur Andersen LLP*
   _____________
*  Previously filed.