Form 10-Q
period 2002-06-30
ICT GROUP INC
filed 2002-08-13
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002 or

         [  ]     Transition report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For the transition period from _____________ to _____________.

         Commission File Number:            0-20807
                                            -------

                                 ICT GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                          23-2458937
         -------------------------------    ------------------------------------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

          100 Brandywine Boulevard, Newtown, PA                   18940
         ----------------------------------------         ----------------------
         (Address of principal executive offices)               (Zip Code)

                                  267-685-5000
                ------------------------------------------------
               Registrant's telephone number, including area code.


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

         Common Stock, $0.01 par value, 12,324,100 shares outstanding as of August 7, 2002.

                                              ICT GROUP, INC.

                                                   INDEX


PART I                                     FINANCIAL INFORMATION                                     PAGE

         Item 1            CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                           Consolidated Balance Sheets -
                             June 30, 2002 and December 31, 2001                                        3

                           Consolidated Statements of Operations -
                             Three months and Six months ended June 30, 2002 and 2001                   5

                           Consolidated Statements of Cash Flows -
                             Six months ended June 30, 2002 and 2001                                    6

                           Notes to Consolidated Financial Statements                                   7


         Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             10


PART II                    OTHER INFORMATION


         Item 1            LEGAL PROCEEDINGS                                                           16

         Item 4            SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS                                                            17

         Item 6            EXHIBITS AND REPORTS ON FORM 8-K                                            17


SIGNATURES                                                                                             18

EXHIBITS                                                                                               19

                                      ICT GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                               (In thousands)
                                                (Unaudited)


                                                                           June 30,           December 31,
                                                                              2002                2001
                                                                           --------           ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $ 11,956             $ 12,875
  Accounts receivable, net                                                   53,804               48,058
  Prepaid expenses and other                                                  7,312                3,841
  Deferred income taxes                                                         916                  916
                                                                           --------             --------

              Total current assets                                           73,988               65,690
                                                                           --------             --------

PROPERTY AND EQUIPMENT
  Communications and computer equipment                                      75,214               60,371
  Furniture and fixtures                                                     17,735               12,849
  Leasehold improvements                                                     11,051                7,549
                                                                           --------             --------
                                                                            104,000               80,769
  Less:  Accumulated depreciation and amortization                          (55,698)             (47,533)
                                                                           --------             --------
                                                                             48,302               33,236
                                                                           --------             --------

DEFERRED INCOME TAXES                                                         1,529                1,529

OTHER ASSETS                                                                  2,087                2,131
                                                                           --------             --------

                                                                           $125,906             $102,586
                                                                           ========             ========




The accompanying notes are an integral part of these financial statements.

                                   ICT GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                (In thousands, except per share data)
                                             (Unaudited)

                                                                           June 30,     December 31,
                                                                             2002          2001
                                                                           --------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                           $  4,000      $  4,000
  Accounts payable                                                           15,229         9,050
  Accrued expenses                                                           11,616        10,561
  Income taxes payable                                                        2,041         3,314
                                                                           --------      --------

              Total current liabilities                                      32,886        26,925
                                                                           --------      --------

LINE OF CREDIT                                                               21,000        12,000
                                                                           --------      --------


SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                                 --            --
  Common stock, $0.01 par value, 40,000 shares authorized,
     12,324 and 12,233 shares issued and outstanding                            123           122
  Additional paid-in capital                                                 51,194        50,331
  Retained earnings                                                          22,597        16,261
  Accumulated other comprehensive loss                                       (1,894)       (3,053)
                                                                           --------      --------

              Total shareholders' equity                                     72,020        63,661
                                                                           --------      --------

                                                                           $125,906      $102,586
                                                                           ========      ========


   The accompanying notes are an integral part of these financial statements.

                                              ICT GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (In thousands, except per share data)
                                                        (Unaudited)

                                                              Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                        -------------------------------   --------------------------------
                                                            2002             2001              2002             2001
                                                        --------------   --------------   ---------------  ---------------
REVENUES                                                      $74,914          $58,004          $147,178         $115,776
                                                        --------------   --------------   ---------------  ---------------

OPERATING EXPENSES:
  Cost of services                                             42,395           32,139            83,854           64,198
  Selling, general and administrative                          27,515           22,058            53,604           44,186
                                                        --------------   --------------   ---------------  ---------------
                                                               69,910           54,197           137,458          108,384
                                                        --------------   --------------   ---------------  ---------------

                Operating income                                5,004            3,807             9,720            7,392

INTEREST EXPENSE, net of interest
    income of $59 and $125 for the three months
    and $116 and $238 for the six months                          254              212               403              570
                                                        --------------   --------------   ---------------  ---------------

                Income before income taxes                      4,750            3,595             9,317            6,822

INCOME TAXES                                                    1,520            1,330             2,981            2,524
                                                        --------------   --------------   ---------------  ---------------

NET INCOME                                                     $3,230           $2,265            $6,336           $4,298
                                                        ==============   ==============   ===============  ===============

EARNINGS PER SHARE:
   Basic earnings per share                                     $0.26            $0.19             $0.52            $0.36
                                                        ==============   ==============   ===============  ===============
   Diluted earnings per share                                   $0.25            $0.18             $0.49            $0.34
                                                        ==============   ==============   ===============  ===============

   Shares used in computing basic
       earnings per share                                      12,303           12,130            12,276           12,103
                                                        ==============   ==============   ===============  ===============
   Shares used in computing diluted
      earnings per share                                       13,066           12,684            13,034           12,611
                                                        ==============   ==============   ===============  ===============



   The accompanying notes are an integral part of these financial statements.

                                    ICT GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands)
                                               (Unaudited)
                                                                                 Six Months Ended
                                                                                     June 30,
                                                                           ----------------------------
                                                                                2002           2001
                                                                           -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $6,336         $4,298
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                               7,440          5,117
      Tax benefit of stock option exercises                                         544            412
      Amortization of deferred financing costs                                      128              -
      (Increase) decrease in:
        Accounts receivable                                                      (5,062)          (928)
        Prepaid expenses and other                                               (3,145)          (135)
        Other assets                                                                (80)          (175)
      Increase (decrease) in:
        Accounts payable                                                          5,879         (2,082)
        Accrued expenses                                                            839            711
        Income taxes payable                                                     (1,131)           474
                                                                           -------------   ------------
              Net cash provided by operating activities                          11,748          7,692
                                                                           -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (21,541)        (2,821)
                                                                           -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                                             9,000          8,500
  Payments on long-term debt                                                          -        (10,000)
  Payments on capitalized lease obligations                                           -           (151)
  Debt issuance costs incurred                                                        -           (773)
  Proceeds from exercise of stock options                                           320            214
                                                                           -------------   ------------
              Net cash provided by (used in) financing activities                 9,320         (2,210)
                                                                           -------------   ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
        AND CASH EQUIVALENTS                                                       (446)        (1,396)
                                                                           -------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (919)         1,265
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   12,875          8,539
                                                                           -------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $11,956         $9,804
                                                                           =============   ============


   The accompanying notes are an integral part of these financial statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2001. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.


Note 2:  EARNINGS PER SHARE

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of Common Stock as if those securities were exercised. For the three months ended June 30, 2002 and 2001, the dilutive effect of Common Stock equivalents used in computing Diluted EPS was 763,000 and 554,000, respectively. For the six months ended June 30, 2002 and 2001, the dilutive effect of Common Stock equivalents used in computing Diluted EPS was 758,000 and 508,000, respectively. For the three months ended June 30, 2002 and 2001, options to purchase 0 and 30,500 shares of Common Stock, respectively, were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive. For the six months ended June 30, 2002 and 2001, options to purchase 13,000 and 50,500 shares of Common Stock, respectively, were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive.


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

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                     ---------------------------       ----------------------------
                                                        2002             2001             2002              2001
                                                     ----------       ----------       ----------        ----------
         Net income                                  $3,230,000       $2,265,000       $6,336,000        $4,298,000
         Foreign currency translation adjustments     1,331,000         (207,000)       1,159,000          (879,000)
                                                     ----------       ----------       ----------        ----------
         Comprehensive income                        $4,561,000       $2,058,000       $7,495,000        $3,419,000
                                                     ==========       ==========       ==========        ==========

Note 4:  SECURITIES OFFERING

On May 9, 2002, the Company filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") to register 3,000,000 shares, including 1,000,000 shares by selling shareholders, plus an allowance for over allotments, to be sold in the future. On May 20, 2002, the Company amended the registration statement and the SEC declared the shelf registration statement effective. The Company has considered pursuing a follow-on underwritten public offering of its common stock. In connection therewith, the Company has incurred approximately $400,000 through June 30, 2002 which had been deferred pending the Company's further evaluation of such a transaction. Subsequent to June 30, 2002 upon a review of current equity market conditions, the Company has decided not to proceed with a follow-on underwritten public offering of its common stock at this time.

Note 5:  OPERATING AND GEOGRAPHIC INFORMATION

Under the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company classifies its operations into two business segments: Domestic CRM and International CRM. The operating segments are managed separately because each operating segment represents a strategic business unit that offers its services in different geographic markets. Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic CRM segment provides inbound and outbound CRM sales, and CRM services consisting of database marketing, marketing research, contact center consulting, technology hosting and ongoing customer care management services on behalf of customers operating in the Company's target industries. The International CRM segment provides the same services in Europe, Canada, Barbados and Australia and includes business conducted by Spantel for the US Hispanic market. In addition, a portion of International CRM assets, depreciation and amortization and capital expenditures are used to generate revenue and operating income for the Domestic CRM segment.

                                                 Three Months Ended                   Six Months Ended
                                                       June 30,                           June 30,
                                            ------------------------------        ------------------------
                                                2002              2001               2002         2001
                                            -------------     ------------        -----------   ----------
Revenues:
  Domestic CRM                                  $ 59,690           $42,320        $  118,932    $ 83,076
  International CRM                               15,224            15,684            28,246      32,700
                                                --------           -------        ----------    --------
                                                $ 74,914           $58,004        $  147,178    $115,776
                                                ========           =======        ==========    ========
Operating Income:
  Domestic CRM                                  $  4,566           $ 1,847        $    9,035    $  3,646
  International CRM                                  438             1,960               685       3,746
                                                --------           -------        ----------    --------
                                                $  5,004           $ 3,807        $    9,720    $  7,392
                                                ========           =======        ==========    ========
Total Assets:
  Domestic CRM                                  $ 81,237           $61,501
  International CRM                               33,591            28,179
  Corporate                                       11,078             5,037
                                                --------           -------
                                                $125,906           $94,717
                                                ========           =======
Depreciation and Amortization:
  Domestic CRM                                  $  1,785           $ 1,430        $    3,502    $  2,798
  International CRM                                1,219               786             2,168       1,310
  Corporate                                          942               559             1,770       1,009
                                                --------           -------        ----------    --------
                                                $  3,946           $ 2,775        $    7,440    $  5,117
                                                ========           =======        ==========    ========

Capital Expenditures:
  Domestic CRM                                  $  6,239           $ 1,126        $   10,819    $  2,567
  International CRM                                3,471               811             7,116        (200)
  Corporate                                          552               199             3,606         454
                                                --------           -------        ----------    --------
                                                $ 10,262           $ 2,136        $   21,541    $  2,821
                                                ========           =======        ==========    ========

 The following table represents information about the Company by geographic area:

                                                 Three Months Ended                   Six Months Ended
                                                       June 30,                           June 30,
                                            ------------------------------        ------------------------

                                                2002              2001               2002         2001
                                            -------------     -------------       -----------   ----------
Revenues:
  United States                                $61,467           $45,695             $122,763      $89,678
  Canada                                         8,086             6,954               15,496       14,856
  Other foreign countries                        5,361             5,355                8,919       11,242
                                               -------           -------             --------     --------
                                               $74,914           $58,004             $147,178     $115,776
                                               =======           =======             ========     ========

Long-lived Assets:
  United States                                $32,327           $23,646
  Canada                                         6,549             4,564
  Other foreign countries                        9,426             5,699
                                               -------           -------
                                               $48,302           $33,909
                                               =======           =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 2002

GENERAL

         ICT Group, Inc. (the "Company" or "ICT") is a leading global provider of integrated customer relationship management (CRM) solutions. The Company offers a comprehensive suite of integrated sales, service and marketing support solutions designed to help its clients identify, acquire, retain, service, measure and maximize the lifetime value of their customer relationships. ICT's comprehensive, balanced mix of outsourced CRM solutions includes inbound and outbound sales, up-selling/cross-selling, customer care and retention and technical support/help desk services, as well as marketing research, including telephone interviewing, coding and analysis and database design and marketing analysis.

         ICT also offers a comprehensive suite of CRM technologies on a hosted basis, for use by clients at their own in-house facilities, or on a co-sourced basis, in conjunction with its fully compatible, Web-enabled customer contact centers. These include: automated call distribution (ACD), contact management, automated e-mail management and processing, sales force and marketing automation, interactive voice response services, alert notification and Web self-help for the delivery of consistent, quality customer care in a multi-channel environment.

The Company's growth strategy includes the following key elements:

|_|      Expanding our value-added services;
|_|      Continuing our focus on industry specialization;
|_|      Increasing our international presence;
|_|      Maintaining our commitment to improving our technologies;
|_|      Continuing our commitment to quality service; and
|_|      Pursuing complementary acquisitions

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

         Our significant accounting policies are described in our audited consolidated financial statements for the year ended December 31, 2001, which are included in our most recent Form 10-K filing. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

         The Company recognizes revenues as services are performed, generally based on hours of work performed. Amounts collected from customers prior to the performance of services are recorded as deferred revenues. Deferred revenues totaled approximately $188,000 and $519,000 as of June 30, 2002, and December 31, 2001, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets. Management believes that its revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101.

Accounts Receivable

         Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. We continually monitor collections and payments from our customers and maintain an allowance for uncollectible accounts based upon our historical experience and any specific customer collection issues that we have identified. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust our allowance for doubtful accounts if our future bad debt expense exceeds our estimated reserve. We are subject to concentration risks as certain of our customers provide a high percentage of our total revenues and corresponding receivables.

Long-Lived Assets

         We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to measure recoverability. If impairment exists, the measurement of the impairment will be based on generally accepted valuation methodologies. No such impairments were recognized in any of the periods presented.

Accounting for Income Taxes

         As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves an estimation of our actual current tax exposure, together with our assessment of temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. The Company has recorded no valuation reserves for deferred tax assets as of June 30, 2002. Although realization is not assured, management believes it is more likely than not that all of our deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

Accounting for Contingencies

         In the ordinary course of business, the Company has entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships. The Company accounts for contingencies such as these in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies". SFAS No. 5 requires the Company to record an estimated loss contingency when information available prior to issuance of the Company's financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the Company's accrual for a loss contingency could fluctuate, thereby creating variability in the Company's results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in the Company's financial statements could have a material adverse impact on the Company's operating results for the period in which such actual loss becomes known.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001:
------------------------------------------

         Revenues. Revenues increased 29% to $74.9 million for the three months ended June 30, 2002 from $58.0 million for the three months ended June 30, 2001. Revenues from the Domestic CRM segment increased 41% to $59.7 million from $42.3 million in the three months ended June 30, 2001 and accounted for 80% of Company revenues compared to 73% for the same period in the prior year. Most of this increase resulted from increased business with clients from which we generated business in 2001. International CRM revenues declined 3% to $15.2 million in the three months ended June 30, 2002 from $15.7 million in the three months ended June 30, 2001 and accounted for 20% of Company revenues, versus 27% for the same period in the prior year. Much of the total Company's revenue growth in the second quarter was driven by strong demand for CRM services. CRM services revenues increased by 65% in the second quarter of 2002 versus the same period in the prior year and accounted for 79% of the Company's total revenue increase in the second quarter of 2002 compared to the second quarter of 2001. Total CRM sales revenues grew 10% in the three months ended June 30, 2002 versus the same period in the prior year. The Company's largest client in recent years had been Aegon Direct Marketing Services, Inc. which accounted for approximately 17% of the Company's net revenues in the second quarter of 2001 but declined to just under 10% of the Company's revenues in the second quarter of 2002. As previously reported, the Company announced that it would no longer provide outbound telesales services to Aegon in North America. The Company intends to continue providing Aegon with telesales and customer service support in Europe and Australia and customer service support in North America. Two other customers, Capital One and AOL accounted for 13% and 10%, respectively, of the Company's revenues in the second quarter of 2002.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 32% to $42.4 million for the three months ended June 30, 2002 from $32.1 million in the three months ended June 30, 2001. This increase is primarily the result of a $7.2 million increase in direct labor and telecommunication costs required to support the increased revenue volume. As a percentage of revenues, cost of services increased to 56.6% in the second quarter of 2002 from 55.4% in the same quarter of 2001. This increase was primarily the result of an increase in labor cost per production hour due to slightly higher wage rates and additional training costs incurred to support new and expanded client programs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 25% to $27.5 million for the three months ended June 30, 2002 from $22.1 million for the three months ended June 30, 2001 due to costs associated with an increased number of contact centers and increased workstation capacity and additional staff added to support business growth in our Domestic CRM segment. As a percentage of revenues, selling, general and administrative expenses were 37% for the three months ended June 30, 2002 compared to 38% for the three months ended June 30, 2001, as the Company leveraged its existing infrastructure to support volume growth.

         Interest Expense, net. Interest expense, net of interest income, was $254,000 for the three months ended June 30, 2002 compared to $212,000 for the three months ended June 30, 2001 and reflects the interest expense related to borrowings against the Company's line of credit for capital expansion, partially offset by investment income. The increase in net interest expense is the result of increased average daily outstanding balances on the Company's line of credit borrowings during the second quarter of 2002 as compared to the second quarter of 2001, partially offset by lower average interest rates in the second quarter of 2002 as compared to the same period in 2001.

         Provision for Income Taxes. Provision for income taxes increased $190,000 to $1.5 million for the second quarter of 2002 from $1.3 million in the second quarter of 2001. For the second quarter of 2002, the provision for income taxes was approximately 32% of income before taxes. For the second quarter of 2001, the provision for income taxes was approximately 37% of income before taxes. The reduction in the effective income tax rate is primarily due to a continued reduction in the income tax rate in Canada, a shift in the mix of the Company's pretax income and continued utilization of work opportunity tax credits.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 and 2001:
----------------------------------------

         Revenues. Revenues increased 27% to $147.2 million for the six months ended June 30, 2002 from $115.8 million for the six months ended June 30, 2001. Revenues from the Domestic CRM segment increased 43% to $118.9 million for the six months ended June 30, 2002 from $83.1 million in the six months ended June 30, 2001 and accounted for 81% of the Company's revenues compared to 72% for the same period in the prior year. Most of this increase resulted from increased business with clients from which we generated business in 2001. International CRM revenues declined 14% to $28.2 million in the six months ended June 30, 2002 from $32.7 million in the six months ended June 30, 2001 and accounted for 19% of Company revenues versus 28% for the same period in the prior year. Much of the growth in the six months ended June 30, 2002 was driven by strong demand for CRM services business. CRM services revenues increased by 60% in the first six months of 2002 versus the same period in the prior year and accounted for 79% of the total revenue increase in the first six months of 2002 compared to the first six months of 2001. Total CRM sales revenues grew 9% in the six months ended June 30, 2002 versus the same period in the prior year. The Company's largest client in recent years had been Aegon Direct Marketing Services, Inc, which accounted for approximately 17% of the Company's revenues in the first half of 2001 but declined to approximately 11% of the Company's revenues in the first six months of 2002. As previously reported, the Company announced that it would no longer provide outbound telesales services to Aegon in North America. The Company intends to continue providing Aegon with telesales and customer service support in Europe and Australia and customer service support in North America. Two other customers, Capital One and AOL accounted for 13% and 10%, respectively, of the Company's revenues in the first six months of 2002.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 31% to $83.9 million for the six months ended June 30, 2002 from $64.2 million in the six months ended June 30, 2001. This increase was primarily the result of a $13.2 million increase in direct labor and telecommunication costs required to support the increased revenue volume. As a percentage of revenues, cost of services increased to 57.0% in the first six months of 2002 from 55.5% in the same period of 2001 which was primarily the result of an increase in labor cost per production hour due to slightly higher wage rates and additional training costs incurred to support new and expanded client programs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 21% to $53.6 million for the six months ended June 30, 2002 from $44.2 million for the six months ended June 30, 2001 due to costs associated with an increased number of contact centers and increased workstation capacity and additional staff added to support business growth in our Domestic CRM segment. As a percentage of revenues, selling, general and administrative expenses were 36% for the six months ended June 30, 2002 compared to 38% for the six months ended June 30, 2001, as the Company leveraged its existing infrastructure to support volume growth.

         Interest Expense, net. Interest expense, net of interest income, was $403,000 for the six months ended June 30, 2002 compared to $570,000 for the six months ended June 30, 2001 and reflects the interest expense related to borrowings against the Company's line of credit for capital expansion, partially offset by investment income. The decrease in net interest expense is the result of lower average interest rates in the first six months of 2002 as compared to the same period in 2001, partially offset by increased average outstanding balances on the Company's line of credit borrowings during the first six months of 2002 as compared to the same period in 2001.

         Provision for Income Taxes. Provision for income taxes increased $457,000 to $3.0 million for the first six months of 2002 from $2.5 million in the first six months of 2001. For the first six months of 2002, the provision for income taxes was approximately 32% of income before taxes. For the first six months of 2001, the provision for income taxes was approximately 37% of income before taxes. The reduction in the effective income tax rate is primarily due to a continued reduction in the income tax rate in Canada, a shift in the mix of the Company's pretax income and continued utilization of work opportunity tax credits.

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

         Historically, the Company's business tended to be strongest in the second and fourth quarters due to the high level of client sales activity in the spring and prior to the holiday season. In the past, during the first quarter, the Company's business generally leveled off or slowed from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. Historically, the Company had expanded its operations in the first quarter to support anticipated business growth beginning in the second quarter. In the past, demand for the Company's services typically slowed or decreased in the third quarter as the volume of business decreased during the summer months. In addition, the Company's operating expenses typically increased during the third quarter in anticipation of higher demand for its services during the fourth quarter. However, more recently, the Company has experienced quarterly fluctuations in its business as a result of other factors, such as the timing of the demand for the particular services the Company offers in the specific geographic areas the Company services.

Liquidity and Capital Resources

         Cash provided by operating activities was $11.7 million for the six months ended June 30, 2002 versus $7.7 million of cash provided by operating activities for the six months ended June 30, 2001. The $4.0 million increase was primarily due to a $2.0 million increase in net income and a $2.3 million increase in depreciation. These increases were partially offset by a net change of approximately $600,000 in working capital items. Accounts receivable and prepaid expenses grew approximately $7.1 million more than the prior year but this growth was mostly offset by a $6.5 million higher increase in accounts payable, accrued expenses and income taxes payable. Other noncash items accounted for the remaining $300,000 increase.

         Cash used in investing activities was $21.5 million for the six months ended June 30, 2002 compared to $2.8 million for the first half of 2001. The increase over the prior year is attributable to a significant investment in capital expenditures, including costs incurred in connection with infrastructure improvements during the first six months of 2002, and the decision to use bank debt at attractive interest rates as a means to finance capital additions as opposed to using operating leases to acquire the equipment. Approximately $4.8 million of equipment was acquired under operating leases in the first six months of 2001 compared to no operating leases in the first six months of 2002. The Company opened three new contact centers and added 812 workstations in the first half of 2002, and operated 7,406 workstations at June 30, 2002. In the first six months of 2001, the Company added 167 workstations, and operated 6,088 workstations at June 30, 2001.

         Cash provided by financing activities was $9.3 million for the six months ended June 30, 2002 compared to cash used in financing activities of $2.2 million for the comparable 2001 period. The Company borrowed $9.0 million under its line of credit during the first six months of 2002 to help finance capital expenditures. In the first six months of 2001, the Company repaid debt totaling $1.5 million under its line of credit and funded $773,000 of debt issuance costs.

         The Company's operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through cash provided by operations, the Company's line of credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. At June 30, 2002, $25 million was outstanding under the Company's line of credit with $60 million available to borrow.

         On May 9, 2002, the Company filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") to register 3,000,000 shares, including 1,000,000 shares by selling shareholders, plus an allowance for over allotments, to be sold in the future. On May 20, 2002, the Company amended the registration statement and the SEC declared the shelf registration statement effective. The Company has considered pursuing a follow-on underwritten public offering of its common stock. In connection therewith, the Company has incurred approximatelly $400,000 through June 30, 2002, which had been deferred pending the Company's further evaluation of such a transaction. Subsequent to June 30, 2002 upon a review of current equity market conditions, the Company has decided not to proceed with a follow-on underwritten public offering of its common stock at this time. Given the strength of its business and its currently available financing alternatives, the Company believes it has sufficient resources available to finance its operations and capital requirements through 2003 with its cash on hand, cash flow from operations, the availability of operating leases and funds available under the Company's existing bank credit facility at favorable interest rates.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 superseded Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the Company's intention with regard to a follow-on offering, the Company's beliefs with regard to its critical accounting policies, managements belief that its revenue recognition policies are in accordance with SAB 101, to the appropriateness of the Company's reserve for uncollectible accounts, to the appropriateness of the Company's reserves for contingencies, the realizability of the Company's deferred tax assets, the Company's continued provision of services to Aegon, the Company's ability to finance its operations and capital requirements through 2003, certain information relating to outsourcing trends as well as other trends in the CRM services industry and the overall domestic economy, the Company's business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company's plans regarding international expansion, the implementation of quality standards, the seasonality of the Company's business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words "believes," "plans," "intends," "expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

         Some factors that could prevent the Company from achieving its goals--and cause the assumptions underlying the forward-looking statements and the Company's actual results to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the following: (i) equity market conditions; (ii) the competitive nature of the CRM services industry and the ability of the Company to continue to distinguish its services from other CRM service companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (iii) economic conditions which could alter the desire of businesses to outsource certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iv) the ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy; (v) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (vi) technology risks, including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive; (vii) the results of the Company's operations which depend on numerous factors including, but not limited to, the timing of clients' teleservices campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the CRM services industry and the overall economy and (viii) terrorist attacks and their aftermath.

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

         As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering effective June 14, 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. On May 19, 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. On June 22, 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. On November 3, 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. On February 2, 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. Since that time the defendants filed a motion for summary judgment seeking to have the case dismissed on the grounds that there is no material issue of fact. Plaintiffs filed a response in opposition to defendant's motion and also filed a motion to have the matter certified as a class action. In September 2000, the court entered orders dismissing the defendant's motion for summary judgment and plaintiff's motion for class certification without prejudice, with leave to re-file such motions upon the completion of discovery. The Company and the plaintiffs have reached an agreement in principle to settle this litigation. The finalization of the proposed settlement is subject to, among other things, the parties agreeing upon and executing a definitive settlement agreement having mutually agreeable terms and conditions. In addition, as with any class action litigation, any settlement agreement among the parties is not final until approved by the court. If approved, the settlement amount would be covered in full by the Company's insurance.

         In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkley County, West Virginia. The suit was filed on behalf of all current and former hourly employees of the Company's facility in Martinsburg, West Virginia alleging that the Company had violated the West Virginia Wage Payment and Collection Act with respect to certain of the Company's pay practices. The allegations included failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or "transition" periods of less than 20 minutes and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count for fraud, alleging that the failure to pay for short break and transition time violated specific representations made by the Company to its employees. The court certified the class and discovery commenced. In 2001, plaintiffs' counsel filed a motion to expand the class to include all current and former hourly employees at all four of the Company's West Virginia facilities and to add twelve current and former executives of the Company. The court granted plaintiffs' request. The Company filed a response denying liability and asserting numerous defenses. The Company is vigorously defending the suit, which is now in the discovery process. Plaintiffs have moved for summary judgment on their claims for failure to pay for short breaks and transition time. The Company has filed a response. Discovery is expected to be completed by the end of December 2002 with a scheduled trial date in March 2003.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's 2002 Annual Meeting of Shareholders was held on May 21, 2002. At the meeting, the following items were submitted to a vote of shareholders.

     (a) The following nominee was elected to serve on the Board of Directors:

                  Name of Nominee   Votes Cast For            Votes Withheld
                  ---------------   --------------            --------------

                  Donald P. Brennan   11,205,875                     13,135

                  John J. Brennan and John A. Stoops are directors continuing in office with their terms expiring in 2003. Bernard Somers and Seth J. Lehr are directors continuing in office with their terms expiring in 2004.

     (b) A proposal to amend the Company's 1996 Non-Employee Directors Plan to increase the number of shares reserved for issuance thereunder from 50,000 to 100,000 was approved with 11,169,175 votes for, 40,237 votes against and 9,598 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
                         Exhibit 99.1 - Chief Executive Officer Certification
                         Exhibit 99.2 - Chief Financial Official Certification

     (b) Reports on Form 8-K.

                   On May 21, 2002, the Company filed a report on Form 8-K disclosing it had dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent public accountant effective May 20, 2002. In addition, the Form 8-K disclosed that effective May 21, 2002, the Company engaged KPMG LLP to serve as the Company's independent public accountant for the Company's 2002 fiscal year. The decision to dismiss Arthur Andersen was recommended by the Audit Committee of the Company's Board of Directors and approved by the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                              ICT GROUP, INC.



Date: August 14, 2002            By: /s/ John J. Brennan
                                     -------------------
                                 John J. Brennan
                                 Chairman and
                                 Chief Executive Officer

Date: August 14, 2002            By: /s/ Vincent A. Paccapaniccia
                                     ----------------------------
                                 Vincent A. Paccapaniccia
                                 Executive Vice President Corporate Finance,
                                 Chief Financial Officer and Assistant Secretary