Form 10-Q
period 2002-09-30
ICT GROUP INC
filed 2002-10-24
CIK 1013149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2002 or

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

                   100 Brandywine Boulevard, Newtown, PA 18940
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  267-685-5000
                   -------------------------------------------
               Registrant's telephone number, including area code.


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

         Common Stock, $0.01 par value, 12,366,375 shares outstanding as of October 21, 2002.

                                 ICT GROUP, INC.

                                      INDEX


PART I                        FINANCIAL INFORMATION                                      PAGE


         Item 1      CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     Consolidated Balance Sheets -
                       September 30, 2002 and December 31, 2001                             3

                     Consolidated Statements of Operations -
                       Three months and nine months ended September 30, 2002 and 2001       5

                     Consolidated Statements of Cash Flows -
                       Nine months ended September 30, 2002 and 2001                        6

                     Notes to Consolidated Financial Statements                             7


         Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       10

         Item 4      CONTROLS AND PROCEDURES                                               16


PART II              OTHER INFORMATION


         Item 1      LEGAL PROCEEDINGS                                                     16


         Item 6      EXHIBITS                                                              17


SIGNATURES                                                                                 18

SARBANES-OXLEY SECTION 302(a) CERTIFICATION                                                19

EXHIBITS


PART I.    FINANCIAL INFORMATION

ITEM 1     CONSOLIDATED FINANCIAL STATEMENTS



                                   ICT GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                (In thousands, except per share data)
                                              (Unaudited)

                                                                           September 30,        December 31,
                                                                               2002                2001
                                                                           ------------        ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $ 15,261             $ 12,875
  Accounts receivable, net                                                     51,200               48,058
  Prepaid expenses and other                                                    7,721                3,841
  Deferred income taxes                                                           916                  916
                                                                             --------             --------

              Total current assets                                             75,098               65,690
                                                                             --------             --------

PROPERTY AND EQUIPMENT
  Communications and computer equipment                                        74,105               60,371
  Furniture and fixtures                                                       15,061               12,849
  Leasehold improvements                                                       12,022                7,549
                                                                             --------             --------
                                                                              101,188               80,769
  Less:  Accumulated depreciation and amortization                            (58,945)             (47,533)
                                                                             --------             --------
                                                                               42,243               33,236
                                                                             --------             --------

DEFERRED INCOME TAXES                                                           1,529                1,529

OTHER ASSETS                                                                    2,075                2,131
                                                                             --------             --------

                                                                             $120,945             $102,586
                                                                             ========             ========




                                   ICT GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                (In thousands, except per share data)
                                              (Unaudited)

                                                                        September 30,        December 31,
                                                                            2002                2001
                                                                        ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                          $  4,000              $  4,000
  Accounts payable                                                          11,721                 9,050
  Accrued expenses                                                          11,817                10,561
  Income taxes payable                                                       2,183                 3,314
                                                                          --------              --------

              Total current liabilities                                     29,721                26,925
                                                                          --------              --------

LINE OF CREDIT                                                              17,000                12,000
                                                                          --------              --------

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value 5,000 shares authorized,
     none issued                                                                --                    --
  Common stock, $0.01 par value, 40,000 shares authorized,
     12,366 and 12,233 shares issued and outstanding                           124                   122
  Additional paid-in capital                                                51,034                50,331
  Retained earnings                                                         25,534                16,261
  Accumulated other comprehensive loss                                      (2,468)               (3,053)
                                                                          --------              --------

              Total shareholders' equity                                    74,224                63,661
                                                                          --------              --------

                                                                          $120,945              $102,586
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


                                             ICT GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share data)
                                                        (Unaudited)


                                                                   Three Months Ended                 Nine Months Ended
                                                                      September 30,                     September 30,
                                                                   ------------------                 ------------------
                                                                  2002             2001              2002             2001
                                                                  ----             ----              ----             ----
    REVENUE                                                      $74,121          $55,816          $221,299         $171,592
                                                                 -------          -------          --------         --------

    OPERATING EXPENSES:
      Cost of services                                            42,473           32,134           126,327           96,332
      Selling, general and administrative                         27,087           22,492            80,691           66,678
                                                                 -------          -------          --------         --------
                                                                  69,560           54,626           207,018          163,010
                                                                 -------          -------          --------         --------

                   Operating income                                4,561            1,190            14,281            8,582

    INTEREST EXPENSE, net of interest
        income of $46 and $97 for the three months
        and $162 and $336 for the nine months                        242              237               645              807
                                                                 -------          -------          --------         --------

                   Income before income taxes                      4,319              953            13,636            7,775

    INCOME TAXES                                                   1,382              334             4,363            2,858
                                                                 -------          -------          --------         --------

    NET INCOME                                                   $ 2,937          $   619          $  9,273         $  4,917
                                                                 =======          =======          ========         ========

    EARNINGS PER SHARE:
       Basic earnings per share                                    $0.24            $0.05             $0.75            $0.41
                                                                 =======          =======          ========         ========
      Diluted earnings per share                                   $0.23            $0.05             $0.71            $0.39
                                                                 =======          =======          ========         ========

       Shares used in computing basic
           earnings per share                                     12,340           12,183            12,296           12,129
                                                                 =======          =======          ========         ========
       Shares used in computing diluted
          earnings per share                                      13,009           12,733            13,023           12,659
                                                                 =======          =======          ========         ========



                                        ICT GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                   September 30,
                                                                                  -----------------
                                                                                 2002           2001
                                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $ 9,273        $ 4,917
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                              11,227          8,174
      Tax benefit of stock option exercises                                         336            375
      Amortization of deferred financing costs                                      192             62
      Increase in:
        Accounts receivable                                                      (2,707)        (3,077)
        Prepaid expenses and other                                               (3,496)          (786)
        Other assets                                                               (136)          (219)
      Increase (decrease) in:
        Accounts payable                                                          2,388           (719)
        Accrued expenses                                                            768          1,262
        Income taxes payable                                                       (953)           665
                                                                                -------         ------
              Net cash provided by operating activities                          16,892         10,654
                                                                                -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (28,855)        (6,428)
  Proceeds from sale of property and equipment                                    9,605              -
                                                                                -------         ------

              Net cash used in investing activities                             (19,250)        (6,428)
                                                                                -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                                             5,000          8,500
  Payments on long-term debt                                                          -        (10,000)
  Payments on capitalized lease obligations                                           -           (221)
  Debt issuance costs incurred                                                        -           (773)
  Proceeds from exercise of stock options                                           369            268
                                                                                -------         ------
              Net cash provided by (used in) financing activities                 5,369         (2,226)
                                                                                -------         ------

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
        AND CASH EQUIVALENTS                                                       (625)        (1,169)
                                                                                -------         ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,386            831
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   12,875          8,539
                                                                                -------         ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $15,261         $9,370
                                                                                =======         ======


   The accompanying notes are an integral part of these financial statements.

                        ICT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2001. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.


Note 2:  EARNINGS PER SHARE

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of Common Stock as if those securities were exercised. For the three months ended September 30, 2002 and 2001, the dilutive effect of Common Stock equivalents used in computing Diluted EPS was 669,000 and 550,000, respectively. For the nine months ended September 30, 2002 and 2001, the dilutive effect of Common Stock equivalents used in computing Diluted EPS was 727,000 and 530,000, respectively. For the three months ended September 30, 2002 and 2001, options to purchase 17,000 and 33,000 shares of Common Stock, respectively, were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive. For the nine months ended September 30, 2002 and 2001, options to purchase 14,000 and 249,000 shares of Common Stock, respectively, were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive.


Note 3:  COMPREHENSIVE INCOME (LOSS)

The Company follows SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the shareholders' equity section of the balance sheet.

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                     -----------------------------      ---------------------------
                                                         2002              2001            2002             2001
                                                     ----------        -----------      ----------       ----------
         Net income                                  $2,937,000        $   619,000      $9,273,000       $4,917,000
         Foreign currency translation adjustments      (574,000)           227,000         585,000       (1,169,000)
                                                     ----------        -----------      ----------       ----------
         Comprehensive income                        $2,363,000        $   846,000      $9,858,000       $3,748,000
                                                     ==========        ===========      ==========       ==========



Note 4:  SECURITIES OFFERING

On May 9, 2002, the Company filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") to register 3,000,000 shares, including 1,000,000 shares by selling shareholders, plus an allowance for over allotments, to be sold in the future. On May 20, 2002, the Company amended the registration statement and the SEC declared the shelf registration statement effective. The Company is considering pursuing a follow-on underwritten public offering of its common stock. In connection therewith, the Company has incurred approximately $550,000 of expenses through September 30, 2002, which have been deferred pending the Company's further evaluation of such a transaction.

Note 5:  LEGAL PROCEEDINGS

In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkley County, West Virginia alleging that the Company had violated the West Virginia Wage Payment and Collection Act for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or "transition" periods and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count for fraud, alleging that the failure to pay for short break and transition time violated specific representations made by the Company to its employees. The Company filed a response denying liability. In 2001, the Court granted Plaintiffs' motion to expand the class to include all current and former hourly employees at all four of the Company's West Virginia facilities and to add twelve current and former executives of the Company as defendants. The Plaintiffs have asserted a new allegation that, in addition to not paying employees for break and "transition time", the Company failed to pay employees for production hours worked. The Court has entered two separate orders granting partial summary judgment against the Company and, in the case of one of the orders, against three of the individual defendants, finding that employees were not paid for all hours attributable to short breaks and idle time of less than 30 minutes in duration. In addition to compensatory claims for unpaid wages, the Plaintiffs are seeking liquidated damages under the West Virginia Wage Payment and Collection Act and punitive damages for allegedly fraudulent conduct on the part of the Company and the individual defendants. The method of calculating liquidated damages under the West Virginia Wage Payment and Collection Act is one of the matters in dispute between the parties and there is a significant difference in the amount of potential liquidated damages using the methods Plaintiffs and the Company contend apply. On October 11, 2002 Plaintiffs filed a Motion For Sanctions requesting the court to find certain evidentiary presumptions and to order the defendants to obtain a surety bond in the initial amount of approximately $11.3 million, reflecting Plaintiffs' contention of the amount of compensatory and liquidated damages due. The Company is vigorously defending the undecided issues in the suit, including the manner in which any liquidated damages are to be calculated and the allegations of fraud. The Company believes it has meritorious arguments that, if successful, would significantly reduce the amount of any liquidated damages and that it has meritorious defenses to the fraud allegations. If, however, the Plaintiffs' method of calculating liquidated damages is followed by the Court, or if there is a finding that the Company is liable for punitive damages as a result of engaging in fraudulent conduct, it could result in a loss which significantly exceeds the $900,000 that the Company has accrued for this litigation in its financial statements and could have a material adverse impact on the Company's operating results for the period in which such actual loss becomes known and on its financial condition. A trial date has been set for March 2003.

Note 6:  OPERATING AND GEOGRAPHIC INFORMATION

Under the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company classifies its operations into two business segments: Domestic Customer Relationship Management ("CRM") and International CRM. The operating segments are managed separately because each operating segment represents a strategic business unit that offers its services in different geographic markets. Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic CRM segment provides inbound and outbound CRM sales, and CRM services consisting of database marketing, marketing research, contact center consulting, technology hosting and ongoing customer care management services on behalf of customers operating in the Company's target industries. The International CRM segment provides the same services in Europe, Canada, Barbados and Australia and includes business conducted by Spantel for the US Hispanic market. In addition, a portion of International CRM's assets, depreciation and amortization and capital expenditures are used to generate revenue and operating income for the Domestic CRM segment.


                                                Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                             ------------------------        ------------------------
                                               2002            2001             2002          2001
                                             --------        --------        --------        --------

Revenue:
  Domestic CRM                               $ 55,957        $ 41,403        $174,889        $124,479
  International CRM                            18,164          14,413          46,410          47,113
                                             --------        --------        --------        --------
                                             $ 74,121        $ 55,816        $221,299        $171,592
                                             ========        ========        ========        ========
Operating Income:
  Domestic CRM                               $  4,391             337        $ 13,426        $  3,983
  International CRM                               170             853             855           4,599
                                             --------        --------        --------        --------

                                             $  4,561        $  1,190        $ 14,281        $  8,582
                                             ========        ========        ========        ========
Total Assets:
  Domestic CRM                               $ 75,148        $ 64,111
  International CRM                            35,470          28,253
   Corporate                                   10,327           5,251
                                             --------        --------
                                             $120,945        $ 97,615
                                             ========        ========
Depreciation and Amortization:
  Domestic CRM                               $  1,430        $  1,608        $  4,932        $  4,406
  International CRM                             1,313             820           3,481           2,130
   Corporate                                    1,044             629           2,814           1,638
                                             --------        --------        --------        --------
                                             $  3,787        $  3,057        $ 11,227        $  8,174
                                             ========        ========        ========        ========

Capital Expenditures:
  Domestic CRM                               $  3,107        $  2,257        $ 13,926        $  4,824
  International CRM                             3,171             951          10,287             751
   Corporate                                    1,036             399           4,642             853
                                             --------        --------        --------        --------

                                             $  7,314        $  3,607        $ 28,855        $  6,428
                                             ========        ========        ========        ========



The following table represents information about the Company by geographic area:

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                   September 30,
                                             ------------------------        ------------------------
                                               2002            2001            2002            2001
                                             --------        --------        --------        --------

Revenue:
  United States                               $57,164         $44,124        $179,927        $133,802
  Canada                                        9,857           6,102          25,353          20,958
  Other foreign countries                       7,100           5,590          16,019          16,832
                                             --------        --------        --------        --------
                                              $74,121         $55,816        $221,299        $171,592
                                             ========        ========        ========        ========

Long-lived Assets:
  United States                               $25,996         $24,127
  Canada                                        6,860           4,691
  Other foreign countries                       9,387           5,662
                                             --------        --------
                                              $42,243         $34,480
                                             ========        ========

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

Critical Accounting Policies and Estimates

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

         The Company recognizes revenue as services are performed, generally based on hours of work performed. Amounts collected from customers prior to the performance of services are recorded as deferred revenue. Deferred revenue totaled approximately $233,000 and $519,000 as of September 30, 2002, and December 31, 2001, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets. Management believes that its revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin No. 101.

Accounts Receivable

         Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. We continually monitor collections and payments from our customers and maintain an allowance for uncollectible accounts based upon our historical experience and any specific customer collection issues that we have identified. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust our allowance for doubtful accounts if our future bad debt expense exceeds our estimated reserve. We are subject to concentration risks as certain of our customers provide a high percentage of our total revenue and corresponding receivables.

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

Accounting for Income Taxes

         As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves an estimation of our actual current tax exposure, together with our assessment of temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. The Company has recorded no valuation reserves for deferred tax assets as of September 30, 2002. Although realization is not assured, management believes it is more likely than not that all of our deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

Accounting for Contingencies

         In the ordinary course of business, the Company has entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships, or from its relationships with its employees. The Company accounts for contingencies such as these in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies". SFAS No. 5 requires the Company to record an estimated loss contingency when information available prior to issuance of the Company's financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS No. 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the range shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the Company's accrual for a loss contingency could fluctuate, thereby creating variability in the Company's results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in the Company's financial statements could have a material adverse impact on the Company's operating results for the period in which such actual loss becomes known.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001:

         Revenue. Revenue increased 33% to $74.1 million for the three months ended September 30, 2002 from $55.8 million for the three months ended September 30, 2001 when revenue growth was constrained by the events of September 11th, 2001. Revenue from the Domestic CRM segment increased 35% to $56.0 million from $41.4 million in the three months ended September 30, 2001 and accounted for 75% of the Company's revenue compared to 74% for the same period in the prior year. Most of this increase resulted from increased business with clients from which we generated business in 2001. International CRM revenue increased 26% to $18.2 million in the three months ended September 30, 2002 from $14.4 million in the three months ended September 30, 2001 and accounted for 25% of the Company's revenue, versus 26% for the same period in the prior year. Most of this increase resulted from business with new clients in 2002. Much of the Company's revenue growth in the third quarter was driven by strong demand for CRM services. CRM services revenue increased by 55% in the third quarter of 2002 versus the same period in the prior year and accounted for 68% of the Company's total revenue increase in the third quarter of 2002 compared to the third quarter of 2001. Total CRM sales revenue grew 18% in the three months ended September 30, 2002 versus the same period in the prior year. The Company's largest client in recent years had been Aegon Direct Marketing Services, Inc., which accounted for approximately 17% of the Company's revenue in the third quarter of 2001 but declined to 9% of the Company's revenue in the third quarter of 2002. As previously reported, the Company announced that it would no longer provide outbound telesales services to Aegon in North America. The Company intends to continue providing Aegon with telesales and customer service support in Europe and Australia and customer service support in Canada. One customer, AOL, accounted for 11% of the Company's revenue in the third quarter of 2002.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 32% to $42.5 million for the three months ended September 30, 2002 from $32.1 million in the three months ended September 30, 2001. This increase is primarily the result of an $8.0 million increase in direct labor costs required to support the increased revenue volume. As a percentage of revenue, cost of services decreased to 57% in the third quarter of 2002 from 58% in the same quarter of 2001. The decrease was primarily the result of a decrease in phone cost per production hour.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 20% to $27.1 million for the three months ended September 30, 2002 from $22.5 million for the three months ended September 30, 2001 due to costs associated with an increased number of contact centers and increased workstation capacity and additional staff added to support business growth. As a percentage of revenue, selling, general and administrative expenses were 37% for the three months ended September 30, 2002 compared to 40% for the three months ended September 30, 2001, as the Company leveraged its existing infrastructure to support volume growth. Selling, general and administrative expenses in the International CRM segment grew at a rate faster than the revenue growth compared to the prior year due to higher infrastructure costs in Europe associated with the new European headquarters, causing a reduction in operating income when compared to the same period in the prior year.

         Interest Expense, net. Interest expense, net of interest income, was $242,000 for the three months ended September 30, 2002 compared to $237,000 for the three months ended September 30, 2001 and reflects the interest expense related to borrowings on the Company's line of credit for capital expansion, partially offset by investment income. The increase in net interest expense is the result of increased average daily outstanding balances on the Company's line of credit borrowings during the third quarter of 2002 as compared to the third quarter of 2001, mostly offset by lower average interest rates in the third quarter of 2002 as compared to the same period in 2001.

         Provision for Income Taxes. Provision for income taxes increased $1.0 million to $1.4 million for the third quarter of 2002 from $334,000 in the third quarter of 2001. For the third quarter of 2002, the provision for income taxes was approximately 32% of income before income taxes. For the third quarter of 2001, the provision for income taxes was approximately 35% of income before income taxes. The reduction in the effective income tax rate is primarily due to a continued reduction in the income tax rate in Canada, a shift in the mix of the Company's pre-tax income and continued utilization of work opportunity tax credits.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2002 and 2001:

         Revenue. Revenue increased 29% to $221.3 million for the nine months ended September 30, 2002 from $171.6 million for the nine months ended September 30, 2001. Revenue from the Domestic CRM segment increased 40% to $174.9 million for the nine months ended September 30, 2002 from $124.5 million in the nine months ended September 30, 2001 and accounted for 79% of the Company's revenue compared to 73% for the same period in the prior year. Most of this increase resulted from increased business with clients from which we generated business in 2001. International CRM revenue declined 1% to $46.4 million in the nine months ended September 30, 2002 from $47.1 million in the nine months ended September 30, 2001 and accounted for 21% of Company revenue versus 27% for the same period in the prior year. Much of the growth in total revenue for the nine months ended September 30, 2002 was driven by strong demand for CRM services business. CRM services revenue increased by 58% in the first nine months of 2002 versus the same period in the prior year and accounted for 75% of the total revenue increase in the first nine months of 2002 compared to the first nine months of 2001. Total CRM sales revenue grew 12% in the nine months ended September 30, 2002 versus the same period in the prior year. The Company's largest client in recent years had been Aegon Direct Marketing Services, Inc, which accounted for approximately 17% of the Company's revenue in the nine months ending September 30, 2001 but declined to approximately 10% of the Company's revenue in the first nine months of 2002. As previously reported, the Company announced that it would no longer provide outbound telesales services to Aegon in North America. The Company intends to continue providing Aegon with telesales and customer service support in Europe and Australia and customer service support in Canada. Two other customers, Capital One and AOL accounted for 12% and 10%, respectively, of the Company's revenue in the first nine months of 2002.

         Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 31% to $126.3 million for the nine months ended September 30, 2002 from $96.3 million in the nine months ended September 30, 2001. This increase was primarily the result of a $20.8 million increase in direct labor costs required to support the increased revenue volume. As a percentage of revenue, cost of services increased to 57% in the first nine months of 2002 from 56% in the same period of 2001 which was primarily the result of an increase in labor cost per production hour due to slightly higher wage rates and additional training costs incurred to support new and expanded client programs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 21% to $80.7 million for the nine months ended September 30, 2002 from $66.7 million for the nine months ended September 30, 2001 due to costs associated with an increased number of contact centers and increased workstation capacity and additional staff added to support business growth. As a percentage of revenue, selling, general and administrative expenses were 36% for the nine months ended September 30, 2002 compared to 39% for the nine months ended September 30, 2001, as the Company leveraged its existing infrastructure to support volume growth. Selling, general and administrative expenses in the International CRM segment grew at a rate faster than the revenue growth compared to the prior year due to higher infrastructure costs in Europe associated with the new European headquarters, causing a reduction in operating income when compared to the same period in the prior year.

         Interest Expense, net. Interest expense, net of interest income, was $645,000 for the nine months ended September 30, 2002 compared to $807,000 for the nine months ended September 30, 2001 and reflects the interest expense related to borrowings on the Company's line of credit for capital expansion, partially offset by investment income. The decrease in net interest expense is the result of lower average interest rates in the first nine months of 2002 as compared to the same period in 2001, partially offset by increased average outstanding balances on the Company's line of credit borrowings during the first nine months of 2002 as compared to the same period in 2001.

         Provision for Income Taxes. Provision for income taxes increased $1.5 million to $4.4 million for the first nine months of 2002 from $2.9 million in the first nine months of 2001. For the first nine months of 2002, the provision for income taxes was approximately 32% of income before income taxes. For the first nine months of 2001, the provision for income taxes was approximately 37% of income before income taxes. The reduction in the effective income tax rate is primarily due to a continued reduction in the income tax rate in Canada, a shift in the mix of the Company's pretax income and continued utilization of work opportunity tax credits.

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

Liquidity and Capital Resources

         Cash provided by operating activities was $16.9 million for the nine months ended September 30, 2002 versus $10.7 million of cash provided by operating activities for the nine months ended September 30, 2001. The $6.2 million increase in cash provided by operating activities was primarily due to a $4.4 million increase in net income and a $3.1 million increase in depreciation. These increases were partially offset by a net increase of approximately $1.3 million in working capital items. Accounts receivable and prepaid expenses grew approximately $2.3 million more than the prior year but this growth was mostly offset by a $1.0 million increase in accounts payable, accrued expenses and income taxes payable.

         Cash used in investing activities was $19.3 million for the nine months ended September 30, 2002 compared to $6.4 million for the nine months ended September 30, 2001. The increase over the prior year is attributable to a significant investment in capital expenditures, including costs incurred in connection with infrastructure improvements during the first nine months of 2002. Approximately $9.6 million of equipment was acquired under operating leases in the first nine months of 2002 compared to approximately $6.2 million of equipment acquired under operating leases in the first nine months of 2001. The Company opened four new contact centers, closed one contact center, added 1,142 workstations in the first nine months of 2002, and operated 7,736 workstations at September 30, 2002. In the first nine months of 2001, the Company added 255 workstations, and operated 6,176 workstations at September 30, 2001.

         Cash provided by financing activities was $5.4 million for the nine months ended September 30, 2002 compared to cash used in financing activities of $2.2 million for the comparable 2001 period. The Company borrowed $5.0 million under its line of credit during the first nine months of 2002 to help finance capital expenditures. In the first nine months of 2001, the Company repaid debt totaling $1.5 million under its line of credit and funded $773,000 of debt issuance costs.

         The Company's operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through cash provided by operations, the Company's line of credit, operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. At September 30, 2002, $21.0 million was outstanding under the Company's line of credit with $64.0 million available to borrow.

         On May 9, 2002, the Company filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") to register 3,000,000 shares, including 1,000,000 shares by selling shareholders, plus an allowance for over allotments, to be sold in the future. On May 20, 2002, the Company amended the registration statement and the SEC declared the shelf registration statement effective. The Company is considering pursuing a follow-on underwritten public offering of its common stock. In connection therewith, the Company has incurred approximately $550,000 of expenses through September 30, 2002, which have been deferred pending the Company's further evaluation of such a transaction.

         On October 1, 2002, the Company acquired the assets of Grupo Teleinter, S.A. de C.V., a 100-station contact center operation with headquarters in Mexico City.

Recent Accounting Pronouncements

         In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 superseded Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the Company's intention with regard to a follow-on offering, the appropriateness of the Company's reserves for contingencies, the realizability of the Company's deferred tax assets, the Company's continued provision of services to Aegon, the Company's ability to finance its operations and capital requirements through 2003, certain information relating to outsourcing trends as well as other trends in the CRM services industry and the overall domestic economy, the Company's business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company's plans regarding international expansion, the implementation of quality standards, the seasonality of the Company's business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words "believes," "plans," "intends," "expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

         Some factors that could prevent the Company from achieving its goals--and cause the assumptions underlying the forward-looking statements and the Company's actual results to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the following: (i) equity market conditions; (ii) the competitive nature of the CRM services industry and the ability of the Company to continue to distinguish its services from other CRM service companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (iii) economic conditions which could alter the desire of businesses to outsource certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iv) the ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy; (v) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (vi) technology risks, including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive; (vii) the results of the Company's operations which depend on numerous factors including, but not limited to, the timing of clients' teleservices campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the CRM services industry and the overall economy, (viii) terrorist attacks and their aftermath, (ix) the Company's capital and financing needs (including the incurrence of significant expenses of a planned offering of common stock if the offering is abandoned) and (x) the cost to defend or settle litigation against the Company or judgments, orders, rulings and other developments in litigation against the Company.

Item 4.    Controls and Procedures

a. Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company is involved in litigation incidental to its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Management believes that it has defenses in each of the cases set forth below in which it is named as a defendant and is vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect its business, results of operations, or financial condition

         As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleges that the defendants violated the federal securities laws, and seeks compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company's initial public offering effective June 14, 1996. The defendants believe the complaint is without merit, deny all of the allegations of wrongdoing and are vigorously defending the suit. On February 2, 1998, the defendants filed a motion to dismiss the complaint. On May 19, 1998, the complaint was dismissed by a judge for the United States District Court for the Eastern District of Pennsylvania with leave to plaintiff to file an amended complaint on narrow accounting allegations. On June 22, 1998, plaintiffs filed a First Amended Class Action Complaint purporting to bring negligence claims in connection with the Company's initial public offering. The defendants continue to deny all allegations of wrongdoing, believe the amended complaint is without merit and are vigorously defending the suit. On November 3, 1998, the court granted a motion appointing Rowan Klein and Michael Mandat as lead plaintiffs. On February 2, 1999, the court dismissed the case without prejudice, directing that the case remain in status quo, that the statute of limitations be tolled and that the parties continue with discovery and advise the court if assistance by the court is needed. Since that time the defendants filed a motion for summary judgment seeking to have the case dismissed on the grounds that there is no material issue of fact. Plaintiffs filed a response in opposition to defendant's motion and also filed a motion to have the matter certified as a class action. In September 2000, the court entered orders dismissing the defendant's motion for summary judgment and plaintiff's motion for class certification without prejudice, with leave to re-file such motions upon the completion of discovery. The Company and the plaintiffs have reached an agreement to settle this litigation. A definitive Stipulation and Agreement of Settlement has been signed by both the Plaintiffs and the Company and submitted to the Court. The Court has set a hearing date for December 3, 2002 for the purpose of determining whether to approve the proposed settlement. If approved by the Court, the settlement amount would be covered in full by the Company's insurance.

         In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkley County, West Virginia alleging that the Company had violated the West Virginia Wage Payment and Collection Act for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or "transition" periods and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count for fraud, alleging that the failure to pay for short break and transition time violated specific representations made by the Company to its employees. The Company filed a response denying liability. In 2001, the Court granted Plaintiffs' motion to expand the class to include all current and former hourly employees at all four of the Company's West Virginia facilities and to add twelve current and former executives of the Company as defendants. The Plaintiffs have asserted a new allegation that, in addition to not paying employees for break and "transition time", the Company failed to pay employees for production hours worked. The Court has entered two separate orders granting partial summary judgment against the Company and, in the case of one of the orders, against three of the individual defendants, finding that employees were not paid for all hours attributable to short breaks and idle time of less than 30 minutes in duration. In addition to compensatory claims for unpaid wages, the Plaintiffs are seeking liquidated damages under the West Virginia Wage Payment and Collection Act and punitive damages for allegedly fraudulent conduct on the part of the Company and the individual defendants. The method of calculating liquidated damages under the West Virginia Wage Payment and Collection Act is one of the matters in dispute between the parties and there is a significant difference in the amount of potential liquidated damages using the methods Plaintiffs and the Company contend apply. On October 11, 2002 Plaintiffs filed a Motion For Sanctions requesting the court to find certain evidentiary presumptions and to order the defendants to obtain a surety bond in the initial amount of approximately $11.3 million, reflecting Plaintiffs' contention of the amount of compensatory and liquidated damages due. The Company is vigorously defending the undecided issues in the suit, including the manner in which any liquidated damages are to be calculated and the allegations of fraud. The Company believes it has meritorious arguments that, if successful, would significantly reduce the amount of any liquidated damages and that it has meritorious defenses to the fraud allegations. If, however, the Plaintiffs' method of calculating liquidated damages is followed by the Court, or if there is a finding that the Company is liable for punitive damages as a result of engaging in fraudulent conduct, it could result in a loss which significantly exceeds the $900,000 that the Company has accrued for this litigation in its financial statements and could have a material adverse impact on the Company's operating results for the period in which such actual loss becomes known and on its financial condition. A trial date has been set for March 2003.


Item 6.  Exhibits

(a)      Exhibits

     Exhibit 10.5 - Employment Agreement between John J. Brennan and the
                    Company, dated August 1, 2002
     Exhibit 99.1 - Chief Executive Officer Certification
     Exhibit 99.2 - Chief Financial Officer Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 ICT GROUP, INC.



Date:    October 24, 2002                    By: /s/ John J. Brennan
                                                 ------------------------------------------
                                                     John J. Brennan
                                                     Chairman and
                                                     Chief Executive Officer

Date:    October 24, 2002                    By: /s/ Vincent A. Paccapaniccia
                                                 ----------------------------
                                                     Vincent A. Paccapaniccia
                                                     Executive Vice President Corporate Finance,
                                                     Chief Financial Officer and Assistant Secretary





                   Sarbanes-Oxley Section 302(a) Certification

I, John J. Brennan, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ICT Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:      October 24, 2002               /s/  John J. Brennan
                                          --------------------------------------
                                          John J. Brennan
                                          Chairman and Chief Executive Officer

                   Sarbanes-Oxley Section 302(a) Certification

I, Vincent A. Paccapaniccia, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ICT Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      October 24, 2002               /s/  Vincent A. Paccapaniccia
                                          ------------------------------------
                                          Vincent A. Paccapaniccia
                                          Executive Vice President, Corporate
                                          Finance and Chief Financial Officer