Form 10-K
period 2002-12-31
ICT GROUP INC
filed 2003-03-31
CIK 1013149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒            Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

☐            Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-20807

ICT GROUP, INC.

(Exact name of registrant as specified in its charter.)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2458937 (I.R.S. Employer Identification No.)

100 Brandywine Boulevard Newtown, PA (Address of principal executive offices)	18940 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class: None	Name of each exchange on which registered: None

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
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
YES ☒ NO ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $104,424,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on June 28, 2002. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant’s Common Stock outstanding as of March 14, 2003 was 12,393,950.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

ICT GROUP, INC.

FORM 10-K ANNUAL REPORT
For Fiscal Year Ended December 31, 2002

-i-

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the Company’s intention with regard to a follow-on offering, the appropriateness of the Company’s reserves for contingencies, the realizability of the Company’s deferred tax assets, the Company’s continued provision of services to Aegon Direct Marketing Services, Inc., the Company’s ability to finance its operations and capital requirements into 2004, certain information relating to outsourcing trends as well as other trends in the CRM services industry and the overall domestic economy, the Company’s business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company’s plans regarding international expansion, the implementation of quality standards, the seasonality of the Company’s business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

Some factors that could prevent the Company from achieving its goals--and cause the assumptions underlying the forward-looking statements and the Company’s actual results to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the following: (i) equity market conditions; (ii) the competitive nature of the CRM services industry and the ability of the Company to continue to distinguish its services from other CRM service companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (iii) economic conditions which could alter the desire of businesses to outsource certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iv) the ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy; (v) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (vi) technology risks, including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive; (vii) the results of the Company’s operations which depend on numerous factors including, but not limited to, the timing of clients’ teleservices campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company’s revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the CRM services industry and the overall economy, (viii) terrorist attacks and their aftermath, (ix) the outbreak of war, (x) the Company’s capital and financing needs and (xi) the cost to defend or settle litigation against the Company or judgments, orders, rulings and other developments in litigation against the Company.

PART I

ITEM 1.          BUSINESS

ICT Group, Inc. (the “Company” or “ICT”) is a leading global provider of integrated customer relationship management (CRM) solutions. The Company provides integrated sales, marketing and customer care solutions designed to help its clients identify, acquire, retain, service, measure, and maximize the lifetime value of their customer relationships. ICT’s comprehensive, balanced mix of outsourced CRM solutions includes inbound and outbound sales, up-selling/cross-selling, customer care and retention and technical support/help desk services as well as marketing research, including telephone interviewing, coding and analysis as well as database design and marketing analysis.

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

ICT was incorporated in the Commonwealth of Pennsylvania in 1987. The Company’s internet address is www.ictgroup.com. Quarterly reports on Form 10-Q, current reports on Form 8-K and Annual Reports on

Form 10-K are available at no charge through the Company’s website. Such reports are available as soon as reasonably practical after they are filed with the SEC.

Industry Overview:

The CRM services market includes traditional activities such as inbound and outbound telesales and customer care, e-business support and marketing services including market research and database marketing and analysis. Customer contact center outsourcing has evolved significantly in recent years. Competitive pressures, advancements in technology and an accelerating trend toward outsourcing customer care has resulted in the demand for more complex, interactive and multi-channel CRM solutions. Outsourced CRM service providers are now expected to serve more as a business “partner,” offering clients value-added contact center strategies rather than traditional commodity-based sales and service applications.

ICT believes it is a leader in responding to this trend and has already expanded its portfolio of value-added services to include niche, industry-specialized sales, customer care and marketing support services designed to improve clients’ profitability and maximize their per-customer revenue. As an example, ICT recently introduced Direct Response Medical Detailing (DrMDSM), a data modeling, multi-channel detailing program designed to influence prescribing activity and increase pharmaceutical clients’ return on investment for certain prescription products.

ICT Approach:

ICT believes that it has distinguished itself in the CRM solutions industry by having a balanced growth strategy, vertical market and customer-centric focus, comprehensive portfolio of services, and substantial resources to support future expansion. The Company continues to expand its worldwide network of state-of-the-art CRM contact centers in order to deliver globally integrated, multi-channel CRM sales and service solutions to meet the specific needs of its clients.

With extensive experience providing outsourced sales, marketing and customer care services, the Company is well-positioned for continued growth in a large and growing market. By leveraging its strong management team, proven business model, global infrastructure, CRM operating and technology investments, and expertise in target industries, ICT intends to advance its leading position as a global supplier of integrated CRM solutions. The Company also plans to:

•          Expand its cost-effective, off-shore CRM contact center operations

•          Continue investing in its outsourced customer care services

•          Further develop its value-added marketing services

•          Deepen relationships with existing customers

•          Further expand its presence in international markets

Strategy

The Company’s growth strategy includes the following key elements:

•          Expand Value-Added Services. The Company will continue to complement its core telesolutions expertise with additional value-added services, such as database marketing, research and consulting services, as well as a complete suite of comprehensive CRM services. The Company’s goal is to help its clients acquire new customers and maximize the lifetime value of their existing customer relationships.

•          Increase International Presence. The Company plans to broaden its geographic reach and further develop its expertise in CRM services in international markets by focusing on businesses with multinational operations. ICT currently provides services to customers in the United States, Europe, Latin America, Mexico, Canada and Australia. ICT intends to expand its operations in these areas, as well as seek to add additional geographic markets.

•          Maintain Focus on Industry Specialization. Management believes it has gained a competitive advantage by concentrating on servicing businesses in a limited number of targeted industries and intends to maintain its industry specialization. In addition, the Company believes that this specialization will enable it to attract new clients because of its industry expertise.

•          Develop Strategic Alliances and Acquisitions. ICT intends to continue pursuing strategic alliances with, and acquisitions of, domestic and international businesses that provide complementary CRM services.

•          Maintain Technology Investment. The Company intends to continue making substantial investments in technology to maintain its technological strength within the CRM services industry. ICT has been an industry leader in the implementation of innovative CRM technologies to lower its effective cost per contact and to improve its sales and customer service. The Company has made significant investments in information and communications technologies and the Company believes it was among the first to offer fully automated CRM services, collaborative web browsing services and to implement predictive dialing equipment.

•          Continue Commitment to Quality Service. ICT has consistently emphasized quality service and extensive employee training by investing in quality assurance personnel and procedures. The Company intends to continue its commitment to providing quality service, as illustrated by its achieving and maintaining ISO 9002 certification in its domestic and international sales and service focused business units.

ICT’s Services

ICT delivers its CRM solutions through two business segments that are supported by the Company-wide marketing, sales, systems and corporate units. The Domestic CRM segment provides inbound and outbound CRM sales, and CRM services consisting of database marketing, marketing research, contact center consulting, technology hosting and ongoing customer care management services on behalf of customers operating in the Company’s target industries. The International CRM segment provides the same services in Europe, Canada, Mexico, Barbados and Australia and includes business conducted by Spantel for the U.S. Hispanic market. In addition, a portion of International CRM’s assets, depreciation and amortization and capital expenditures are used to provide services, generate revenue and provide operating income for the Domestic CRM segment. ICT’s sales force and operating units are organized into a series of industry sectors focused on selling and supporting the full range of the Company’s services to clients in their respective target industries. ICT believes this organizational structure allows the Company to provide comprehensive solutions to its clients’ needs, since it enables ICT’s sales and customer service personnel to develop in-depth knowledge of the needs of businesses in their designated industries. In both business segments, the Company provides CRM sales and CRM services to its clients.

Domestic CRM

Traditional teleservices, as well as marketing, research and consulting services, and ongoing customer care services are offered in the United States through the Company’s Domestic CRM segment, which is comprised of the following business units.

ICT TeleServices. ICT TeleServices provides telesales support activities primarily for clients in the insurance, financial services, telecommunications and media industries. This unit is supported by numerous contact centers located throughout the United States, as well as contact centers located in Canada and the Caribbean.

ICT Financial Marketing Services. This business unit’s management team consists of professionals who have client-side banking experience. As of December 31, 2002, ICT Financial Marketing Services operated dedicated inbound/outbound contact centers in Amherst, New York and Morrilton, Arkansas.

ICT Medical Marketing Services. Through this business unit, ICT provides service for the increasingly complex needs of healthcare and pharmaceutical clients. This unit is staffed by dedicated personnel to meet the sophisticated product and customer profiles of specific clients. As of December 31, 2002, ICT Medical Marketing Services operated dedicated contact centers in Allentown, Pennsylvania and Langhorne, Pennsylvania.

ICT Research and Database Marketing Services. This business unit provides businesses across a wide range of industries with value added market research and database marketing services. This unit makes extensive use of advanced technology, including integrated predictive dialing and Computer Assisted Telephone Interviewing software, to obtain market and customer data cost effectively. As of December 31, 2002, this unit conducted surveys from centers in Depew, New York and Conway, Arkansas.

Customer Care Management Services. This business unit was established to pursue outsourcing opportunities for customer care management. Depending on client needs, ICT will assume sole or shared responsibilities for the management of a client’s customer care operations. As of December 31, 2002, this business unit operated contact centers in Lakeland, Florida, and Spokane, Washington.

International CRM

The Company offers multilingual teleservices and customer care services through five business units comprising ICT International Services. The growth of multinational corporations and the increase in non-English speaking residents in the United States has increased the demand for the multilingual capabilities that ICT provides. The segment currently consists of the following business units:

ICT Eurotel. Eurotel provides pan-European, multilingual teleservices and customer care services to Europe from its contact centers in Athlone, Ireland, Dublin, Ireland and London, England.

ICT Spantel. Spantel provides bi-lingual English and Spanish teleservices from its Miami, Florida and Nogales, Arizona contact centers to the rapidly growing marketplace of Spanish-speaking American consumers and businesses. Additionally, ICT acquired a contact center operation in Mexico City from Grupo Teleinter, S.A. de C.V. in October 2002. This acquisition provides ICT not only with entry into the Mexican market but also potential expansion into Latin America and South America. The acquisition also provides ICT with cost-effective operations to support the U.S. Hispanic market.

ICT Canada. ICT Canada provides telesales and customer care support via service representatives who are fluent in French and/or English. As of December 31, 2002, ICT Canada has contact centers located in Miramichi, Moncton and Riverview, New Brunswick, Canada; Lower Sackville, New Glasgow and Sydney, Nova Scotia, Canada; Cornerbrook, Carbonear and St. John’s, Newfoundland, Canada; and Lindsay and Peterborough, Ontario, Canada.

ICT Australia. This unit provides telesales and customer care support for multinational companies in the Pacific Rim. As of December 31, 2002, ICT Australia operated a contact center in Sydney, Australia.

ICT Barbados. This unit provides telesales support for existing and prospective clients serving consumers in the US from its contact center in Bridgetown, Barbados.

Contact Center Facilities

The following table lists the Company’s contact center facilities as of December 31, 2002:

Locations

Conway, AR; Morrilton, AR; Nogales, AZ; New Castle, DE; Fort
Lauderdale, FL; Lakeland, FL; Miami, FL; Louisville, KY; Calais, ME;
Lewiston, ME; Oxford, ME; Pittsfield, ME; Wilton, ME; Amherst, NY;
Depew, NY; Lancaster, OH; Allentown, PA; Bloomsburg, PA; Burnham,
PA; Dubois, PA; Langhorne, PA; Lockhaven, PA; Trevose, PA;
Chesapeake, VA; Christiansburg, VA; Spokane, WA; Falling Waters, WV;
Kearneysville, WV; Parkersburg, WV; Westover, WV; Carbonear,
Newfoundland, Canada; Cornerbrook, Newfoundland, Canada; St. John’s,
Newfoundland, Canada; Miramichi, New Brunswick, Canada; Moncton,
New Brunswick, Canada ; Riverview, New Brunswick, Canada; Lower
Sackville, Nova Scotia, Canada; New Glasgow, Nova Scotia, Canada;
Sydney, Nova Scotia, Canada;Lindsay, Ontario, Canada; Peterborough,
Ontario, Canada; Athlone, Ireland; Dublin, Ireland; London, U.K.;
Sydney, Australia; Bridgetown, Barbados; and Mexico City, Mexico.

As part of the restructuring announcement in the fourth quarter 2002, the Company plans to close all or part of ten of the contact centers listed above prior to their scheduled lease termination date.

Target Industries

ICT’s domestic sales force is assigned to specific industry sectors, which enables its sales personnel to develop in-depth industry and product knowledge. Several of the industries that ICT serves are undergoing deregulation and consolidation, which provides the Company with additional opportunities as businesses search for low cost solutions for their marketing, sales and customer support needs. In 2002, business within the insurance and financial services industries accounted for 56% of the Company’s revenue. The industries targeted by the Company and the principal services provided are described below.

Insurance

ICT works with large consumer insurance companies to market and provide sales and customer support services for products such as life, accident, health, and property and casualty insurance. The Company’s insurance group operates numerous dedicated contact centers in the United States and Canada. ICT employs approximately 400 agents licensed in life, accident and health and property and casualty, including bilingual agents, in the U.S. and Canada. The Company has a full-service agent licensing department and a continuing education department, which enables the Company and its agents to obtain licenses in 48 states and 8 Canadian provinces and to maintain their compliance with insurance regulations. Significant insurance clients in 2002 include, but are not limited to, Aegon, Prudential and Sears Life Alliance.

Financial Services

ICT provides banks and other financial services clients with a wide range of services, including card-holder acquisition, active account generation, account balance transfer, account retention and customer service. ICT’s Financial Marketing Services operations offers banking services, such as marketing and servicing home equity loans, lines of credit, loan-by-phone, checking and deposit account acquisition, mortgage loans and other traditional banking products. Among ICT’s financial services clients in 2002 are Capital One, Chase, Citibank, Discover, Fleet, Washington Mutual and Wells Fargo.

Telecommunications/Utilities

ICT provides teleservices and customer care management services for major telecommunications companies for long distance, cellular and cable products and services, regional telecommunications companies, and companies which provide billing support services to telecommunications carriers. Within the telecommunications/utilities industry, ICT clients in 2002 include, but are not limited to, Verizon, Integretel, Virgin Mobile and Rogers Wireless/AT&T.

Pharmaceuticals and Health Care Services

Leveraging ICT’s insurance market position into the managed care industry, the Company, through its ICT Medical Marketing Services business unit, serves pharmaceutical manufacturers, health insurance companies, and other health care related suppliers, for the sale and marketing of products to both health care professionals (hospitals, physicians, pharmacists and nurses) and health care consumers (patients and prospective patients). The services the Company offers in this market segment consist of business-to-business, business-to-professional and business-to-consumer, utilizing inbound and outbound services to sell products, to conduct market research, develop marketing databases and provide customer care service. Clients in this category in 2002 include Pfizer, Blue Cross/Blue Shield and Therasense.

Information Technology

ICT provides sophisticated marketing resources primarily for inbound applications on behalf of clients in the computer software and hardware industries. These applications include, but are not limited to, customer service, first-level customer technical support and customer retention. ICT’s clients frequently integrate outbound and inbound call campaigns, seeking to achieve favorable compounding results. Information technology clients in 2002 include, but are not limited to, AOL and Microsoft.

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

The Company utilizes a scalable set of UNIX and NT processors to support its outbound and inbound contact center operations. The term scalable in the computer industry generally means that a system or product line is configured to work cost-effectively at both low and high volume. Dedicated UNIX and NT processors are used for inbound contact centers while predictive dialing systems, networked to UNIX and NT processors at the Company’s corporate data center, are used at each outbound contact center. The predictive dialing systems support local call and data management: the UNIX and NT processors provide centralized list management, data consolidation, report generation and interfaces with client order processing systems.

ICT Group uses a series of CRM software to prepare outbound and inbound scripts, manage, update and reference client data files, collect statistical transaction and performance data and assist in the preparation of internal and client reports. This CRM software includes ICT Group’s proprietary list management system (“LMS”) as well as Siebel’s Contact Management system. The use of the Siebel suite applications as well as Oracle’s database management system provides a scalable and robust suite of applications to support our client’s business needs. Continued deployment of the Siebel vertical market offerings and thin client solutions will be a focus for ICT.

Quality Assurance, Personnel and Training

ICT emphasizes quality service and extensive employee training as a way to compete effectively and invests heavily in quality assurance personnel and practices. ICT’s quality assurance and training departments are responsible for the development and enforcement of contact center policies and procedures, the selection and training of telephone service representatives, the training and professional development of contact center management personnel, monitoring of calls and verification and editing of all sales. Through the Company’s quality assurance department, headquartered in Bellmullet, Ireland with other offices in Miramichi, Canada and Langhorne, Pennsylvania, both the Company and its clients are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations are recorded (with the customer’s consent) in order to verify the accuracy and authenticity of transactions. Additionally, ICT is able to provide to its clients immediate updates on the progress of an ongoing program. Access to this data allows ICT and its clients to identify potential campaign shortfalls and to immediately modify or enhance the program. In 1998, the Company completed the installation of digital recording technology in all US outbound centers. Additionally, as of December 31, 2002, digital recording technology has been installed in all outbound centers in Canada, Europe and Australia. This installation allows the consolidation of all verification activities into geographically centralized locations and effectively created a “third party” verification center. Verification results are now available to Operations and Client Services by the end of the calling day. Also, each center can access the recordings for review with supervisory staff or the service representative.

ICT continued this commitment to excellence by piloting digital recording for verification purposes in its inbound centers. As a result of this implementation, digital recording was rolled out to all inbound sales programs. As with outbound data, inbound sales data will be consolidated into an existing Central Verification Center. The Company’s commitment to providing quality service is further illustrated by its certification with ISO 9002 standards, which are administered by the International Organization for Standardization and represent an international consensus on the essential features of a quality system to ensure the effective operation of a business. With the exception of Mexico and Australia, all domestic and international sales and service focused business units are ISO 9002 compliant.

Management believes that a key driver of ICT’s success is the quality of its employees. The Company tailors its recruiting and training techniques toward the industries it serves. As part of the setup of each client program, service representatives receive a detailed review of each program in which they are to participate along with training regarding the background, structure and philosophy of the client that is sponsoring the program. As is typical in the CRM services industry, over 90% of the Company’s service representatives are part-time employees. As of January 31, 2003, ICT employed approximately 11,200 people, of which approximately 10,600 were service representatives. None of ICT’s employees are currently represented by a labor union. The Company considers its relations with its employees to be good.

Clients

The Company generally operates under month-to-month contractual relationships with its teleservices clients. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Services are generally based upon an hourly rate for outbound calls and per-minute rates for inbound calls. On occasion, the Company performs services for which it is paid incentives based on completed sales. ICT’s customer care clients typically enter into longer term, contractual relationships that may contain provisions for early contract terminations.

ICT targets those companies which it believes have the greatest potential to generate recurring revenue to the Company based on their ongoing direct sales and customer service needs. At December 31, 2002, ICT provided direct sales, market research and customer service to approximately 110 clients. The Company’s largest client in recent years had been Aegon Direct Marketing Services, Inc., which accounted for approximately 17% of the Company’s revenue in 2001. On March 18, 2002, the Company announced that it would no longer provide outbound telesales services to Aegon in North America. The Company intends to continue providing Aegon with telesales and customer service support in Australia and customer service support in Europe and Canada. Aegon accounted for 9% of the Company’s revenue in 2002. Two other clients, Capital One and AOL, each accounted for 11% of the Company’s revenue in 2002.

Competition

The CRM services industry is very competitive and the Company’s principal competition in its primary markets comes from large service organizations, including, but not limited to, Convergys Corporation, SITEL Corporation, TeleTech Holdings, Inc., APAC TeleService, Inc. and West Corporation. The Company competes with numerous independent firms, some of which are as large or larger than ICT, as well as the in-house operations of many of its clients or potential clients. In addition, most businesses that are significant consumers of these services utilize more than one teleservices firm at a time and reallocate work among various firms from time to time. Some of this work is contracted on an individual project basis, with the effect that the Company and other firms seeking such business are required to compete with each other frequently as individual projects are initiated. Furthermore, the Company believes there is a trend among businesses with in-house contact center operations toward outsourcing the management of those operations to others and that this trend may attract new competitors, including, but not limited to, competitors that are substantially larger and better capitalized than ICT, into the Company’s market. Additionally, ICT faces other competitors in its hosted CRM and marketing service product offerings.

Government Regulation

Both the federal and state governments regulate telemarketing sales practices. The Federal Telephone Consumer Protection Act of 1991 (the “TCPA”), enforced by the Federal Communications Commission, imposes restrictions on unsolicited telephone calls to residential telephone subscribers. Under the TCPA, it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m or after 9:00 p.m. local time at the subscriber’s location, or to use automated telephone dialing systems or artificial or prerecorded voices to certain subscribers. Additionally, the TCPA requires telemarketing firms to develop a written policy implementing a “do-not-call” list, and to train its telemarketing personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award actual damages or minimum statutory damages of $500 for certain violations, which may be trebled for willful or knowing violations. Currently, the Company trains its service representatives to comply with the regulations of the TCPA and programs its call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on an applicable do-not-call list.

The Federal Trade Commission (the “FTC”) regulates both general sales practices and telemarketing specifically. Under the Federal Trade Commission Act (the “FTC Act”), the FTC has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts and practices.” Pursuant to its general enforcement powers, the FTC can obtain a variety of types of equitable relief, including injunctions, refunds, disgorgement, the posting of bonds, and bars from continuing to do business, for a violation of the acts and regulations it enforces.

The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the “TCFAPA”). Under the TCFAPA, the FTC adopted the Telemarketing Sales Rule (TSR) whose regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that telemarketers maintain records on various aspects of their business. Analogous restrictions apply to industries regulated by the SEC.

In December 2002, the FTC announced the creation of a set of regulations that amend in several respects the TSR previously adopted under the TCFAPA. These new regulations become effective on March 29, 2003. Most notably, the new regulations authorize the creation and implementation of a national do-not-call list. In addition, these regulations impose new limits on the use of predictive dialers, the technology that automatically dials a certain number of telephone numbers and routes the connected calls to telephone sales representatives as they become available. Although this technology utilizes complex algorithms in an attempt to ensure that no consumers are contacted without available telephone sales representatives to handle the calls, this situation occasionally occurs, resulting in what is known as an “abandoned” call. The new regulations place limits on the permissible numbers of such abandoned calls, and requires that telemarketers play a recorded message to all consumers who receive such calls. The new regulations also create new limitations on the use of credit card account numbers and other consumer information, and require telemarketers to transmit caller identification information to consumers. In response to these changes in the TSR, the Company has created an internal task force for ensuring that the Company is in compliance with the new regulations.

Most states have enacted statutes similar to the FTC Act generally prohibiting unfair or deceptive acts and practices. Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses, post bonds or submit sales scripts to the state’s attorney general. Under the more general statutes, depending on the willfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business. Many of the statutes directed specifically at telemarketing practices provide for a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees. There can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company’s current or future operations.

Activity at the state level regarding laws that impact the teleservices industry has intensified over the past several years. States have enacted a variety of laws regulating marketing via telephone. Do Not Call Lists, restricted hours or days, registration, request to continue solicitation and no rebuttal laws are common in many states. Currently, twenty-eight states have enacted Do Not Call legislation. ICT complies with all of these laws. The Company’s Compliance Committee, comprised of members from the Quality Assurance, Legal and IT departments, is responsible for compliance. Participation on the Direct Marketing Association and the American Telemarketing Associates Legislative Committees ensure timely notification of proposed legislation.

ITEM 2.          PROPERTIES

As of December 31, 2002, the Company’s corporate headquarters were located in Newtown, Pennsylvania in leased facilities consisting of approximately 105,000 square feet of office space rented under a lease that expires in 2017. In addition to the corporate headquarters staff, certain other divisional and operations personnel are located in the facility. The Company also leases all of the facilities used in its contact center operations. The leases for the Company’s other facilities expire generally between January 2003 and March 2017 and typically contain renewal options. As part of the restructuring announced in the fourth quarter of 2002, the Company plans to close all or part of ten contact centers prior to their scheduled lease termination date. Management believes that its existing facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. Management believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.          LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation incidental to its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Management believes that it has defenses in each of the cases set forth below in which it is named as a defendant and is vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect its business, results of operations, or financial condition.

As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleged that the defendants violated the federal securities laws, and sought compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company’s initial public offering effective June 14, 1996. The defendants believed the complaint was without merit, denied all of the allegations of wrongdoing and vigorously defended the suit. The Company and the plaintiffs reached an agreement to settle this litigation. A definitive Stipulation and Agreement of Settlement was signed by both the Plaintiffs and the Company and submitted to the Court. On December 3, 2002 the Court approved the proposed settlement. The settlement resulted in no out of pocket cost to the Company as the amount was covered in full by the Company’s insurance.

In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkley County, West Virginia alleging that the Company had violated the West Virginia Wage Payment and Collection Act for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count for fraud, alleging that the failure to pay for short break and “transition time” violated specific representations made by the Company to its employees. The Company filed a response denying liability. In 2001, the Court granted Plaintiffs’ motion to expand the class to include all current and former hourly employees at all four of the Company’s West Virginia facilities and to add twelve current and former executives of the Company as defendants. The Plaintiffs then asserted a new allegation that, in addition to not paying employees for break and “transition time”, the Company failed to pay employees for production hours worked. The Court has entered two separate orders granting partial summary judgment against the Company and, in the case of one of the orders, against three of the individual defendants, finding that employees were not paid for all hours attributable to short breaks and idle time of less than 30 minutes in duration. In addition to compensatory claims for unpaid wages, the Plaintiffs are seeking liquidated damages under the West Virginia Wage Payment and Collection Act and punitive damages for allegedly fraudulent conduct on the part of the Company and the individual defendants. The method of calculating liquidated damages under the West Virginia Wage Payment and Collection Act is one of the matters in dispute between the parties and there is a significant difference in the amount of potential liquidated damages using the methods the Plaintiffs and the Company contend apply. On October 11, 2002, the Plaintiffs filed a Motion For Sanctions requesting the Court to find certain evidentiary presumptions and to order the defendants to obtain a surety bond in the initial amount of approximately $11.3 million, reflecting the Plaintiffs’ contention of the amount of compensatory and liquidated damages due. The Plaintiffs subsequently amended their request that the Company post a surety bond by asking the Court to increase the amount of the bond to approximately $21 million, alleging that the number of class members had increased and, therefore, the potential amount of compensatory and liquidated damages also had increased. The Court has not ruled on the merits of the Plaintiffs’ request. The Company is vigorously defending its position that it should not be required to post such a bond and believes it has meritorious arguments in support of such position. The Company is also vigorously defending the other undecided issues in the suit, including the manner in which any liquidated damages are to be calculated and the allegations of fraud. The Company believes it has meritorious arguments that, if successful, would significantly reduce the amount of any liquidated damages and that it has meritorious defenses to the fraud allegations. If, however, the Plaintiffs’ method of calculating liquidated damages is followed by the Court, or if there is a finding that the Company is liable for punitive damages as a result of engaging in fraudulent conduct, it could result in a loss which significantly exceeds the $1.35 million accrual that the Company has recorded in its financial statements and could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known and on its financial condition. In the event the Company was to agree to an out-of- court settlement of this matter for an amount in excess of the amount the Company then has accrued in its financial statements, the Company would take a charge to its operating results for the period in which such settlement occurs. The Company is unable at this time to determine whether such settlement will occur and the amount of any such potential settlement. At a status conference held on January 27, 2003, the Court vacated its prior scheduling order and did not set a new schedule. As a result, there is no discovery deadline and the case will not come to trial in March 2003 as previously scheduled.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on the National Market segment of The Nasdaq Stock Market under the symbol “ICTG.” The following table sets forth, for the periods indicated, the high and low sales prices as quoted on The Nasdaq Stock Market.

Period	High	Low

Fiscal 2001:
First Quarter	$11.375	$8.125
Second Quarter	17.400	9.563
Third Quarter	17.990	8.070
Fourth Quarter	18.990	8.870

Fiscal 2002:
First Quarter	24.950	14.710
Second Quarter	27.490	16.800
Third Quarter	20.810	12.500
Fourth Quarter	21.900	9.770

As of March 14, 2003, there were 43 holders of record of the Company’s Common Stock, which excludes shareholders whose shares are held in nominee or “street” name by brokers. On March 14, 2003, the closing sale price of the Common Stock as reported by The Nasdaq Stock Market was $10.38.

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to finance future growth and working capital needs and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Additionally, the Company’s bank agreement limits the payment of dividends.

ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and related notes thereto included in Item 8.

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)

Statement of Operations Data:
Revenue	$298,926	$239,324	$198,609	$153,049	$120,982

Operating expenses:
Cost of services	172,109	133,816	111,545	84,390	69,588
Selling, general and administrative	112,729	91,945	74,826	60,080	47,012
Restructuring charge(1)	8,894	—	—	—

	293,732	225,761	186,371	144,470	116,600

Operating income	5,194	13,563	12,238	8,579	4,382
Interest expense, net	828	1,079	1,207	801	406

Income before income taxes	4,366	12,484	11,031	7,778	3,976
Income taxes	1,398	4,506	4,302	3,033	1,550

Net income	$2,968	$7,978	$6,729	$4,745	$2,426

Diluted earnings per share	$0.23	$0.63	$0.54	$0.39	$0.20

Shares used in computing diluted earnings per share	13,021	12,682	12,454	12,261	12,023

_____________

 (1)    See note 3 to the consolidated financial statements.

	As of December 31,

	2002	2001	2000	1999	1998

	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$16,279	$12,875	$8,539	$12,239	$14,225
Working capital	39,462	38,766	23,277	26,767	27,093
Total assets	130,818	102,586	93,737	78,073	75,876
Long-term debt, less current maturities	19,000	12,000	6,000	10,308	14,833
Shareholders’ equity	68,036	63,661	56,683	50,340	45,785

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. However, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different results.

The Company’s senior management has reviewed these critical accounting policies and estimates with its audit committee.

Revenue Recognition

The Company recognizes revenue as services are performed, generally based on hours of work incurred. Amounts collected from customers prior to the performance of services are recorded as deferred revenue. Deferred revenue totaled approximately $312,000 and $519,000 as of December 31, 2002 and 2001, respectively, which are included in accrued liabilities in the accompanying consolidated balance sheets. Management believes that its revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101. In November 2002, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this consensus on the Company's consolidated financial statements.

Accounts Receivable

Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. We continuously monitor collections and payments from our customers and maintain an allowance for uncollectible accounts based upon our historical experience and any specific customer collection issues that we have identified. Other items considered in estimating our allowance for uncollectible accounts include the balance of our over 90 day receivables, the financial status of our customers and general economic conditions. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust our allowance for doubtful accounts if our future bad debt expense exceeds our estimated reserve. We are subject to concentration risks as certain of our customers provide a high percent of total revenue and corresponding receivables. Accounts receivable as of December 31, 2002 and 2001 were approximately $54.3 million and $48.1 million, respectively, representing approximately 41% and 47% of total assets, respectively. Given the significance of accounts receivable to the Company’s consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to measure recoverability. If impairment is indicated, measurement of the impairment will be based on the difference between the fair value and carrying value of the assets, generally determined based on the present value of expected future cash flows associated with the use of the asset. Impairment charges totaling approximately $480,000 were recognized as part of the $8.9 million restructuring charges recorded in the year ended December 31, 2002. Net property and equipment as of December 31, 2002 and 2001 totaled $43.3 million and $33.2 million, respectively, representing approximately 33% and 32% of total assets, respectively. Additionally, goodwill and other intangible assets represented 2% of total assets as of December 31, 2002 and less than 1% of total assets as of December 31, 2001.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. The Company has recorded no valuation reserves for deferred tax assets as of December 31, 2002. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

Restructuring Charges

The Company recorded a restructuring charge in December 2002 totaling $8.9 million pretax. This charge consisted of severance, site closure costs and asset impairments. A liability for $8.2 million is included in our consolidated balance sheet for the amount estimated to be payable to terminate the leases and close the identified facilities. Certain estimates were made in determining the amount of the charge for site closure costs and asset impairments. Given current market conditions and the inability to find suitable tenants, the Company has assumed that no sublease income will be available to offset future rent payments due. The amount of the charge could change over time if a suitable tenant is identified. On a quarterly basis, management will be evaluating and assessing the appropriateness of the accrual and will be adjusting it as necessary.

Accounting for Contingencies

In the ordinary course of business, the Company has entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships, or from its relationships with its employees. The Company accounts for contingencies such as these in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires the Company to record an estimated loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS No. 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the range shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the Company’s accrual for a loss contingency could fluctuate, thereby creating variability in the Company’s results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in the Company’s financial statements could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known. As of December 31, 2002, accruals for loss contingencies, excluding estimated legal fees to defend the Company against currently pending matters, totaled $1.4 million and are included in accrued expenses in the accompanying consolidated balance sheet.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenue for the periods indicated:

	Year Ended December 31,

	2002	2001	2000

Revenue	100.0%	100.0%	100.0%

Operating expenses
Cost of services	57.6	55.9	56.2
Selling, general and administrative	37.7	38.4	37.6
Restructuring charge	3.0	—	—

	98.3	94.3	93.8

Operating income	1.7	5.7	6.2
Interest expense	.3	.6	.8
Interest income	(.1)	(.1)	(.2)

Income before income taxes	1.5	5.2	5.6
Income taxes	0.5	1.9	2.2

Net income	1.0%	3.3%	3.4%

Year Ended December 31, 2002 and 2001

Revenue. Revenue increased 25% to $298.9 million from $239.3 million in 2001, driven by a 28% increase in our billable hours, partially offset by a slight decrease in our hourly billing rate. The reduced hourly billing rate resulted from the migration of production to near-shore and offshore locations from which the Company typically charges a lower revenue rate per hour. Management expects this to continue as additional near-shore and offshore facilities are opened. Revenue from the Domestic CRM segment increased 33% to $233.9 million from $175.5 million in the prior year and accounted for 78% of the Company’s revenue versus 73% in the prior year. Most of this increase resulted from increased business with clients from which we generated business in 2001, primarily due to additional volume on existing programs. International CRM revenue grew 2% to $65.0 million from $63.8 million in the prior year and accounted for 22% of the Company’s revenue versus 27% in the prior year. Much of the growth in total revenue for the year was driven by strong demand for CRM services business. CRM services revenue increased by 55% in 2002 versus 2001 and accounted for 84% of the total revenue increase in the year. Total CRM sales revenue grew 6% during the year. The Company’s largest client in recent years had been Aegon Direct Marketing Services, Inc, which accounted for approximately 17% of the Company’s revenue in 2001 but declined to approximately 9% of the Company’s revenue in 2002. As previously reported, the Company announced that it would no longer provide outbound telesales services to Aegon in North America. The Company intends to continue providing Aegon with telesales and customer service support in Australia and customer service support in Europe and Canada. Two other customers, Capital One and AOL each accounted for 11% of the Company’s revenue in 2002.

Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 29% to $172.1 million in 2002 from $133.8 million in 2001. This increase is primarily the result of increased direct labor required to support the increased revenue volume. As a percentage of revenue, cost of services increased to 58% in 2002 from 56% in 2001, which was primarily the result of an increase in labor cost per production hour. The increase in wage rates is generally attributable to a shift in the Company’s business mix to include a greater proportion of CRM services revenue, which typically have a higher labor rate per hour, combined with additional training costs incurred to support new and expanded client programs. As additional nearshore and offshore facilities are opened, management expects wage rates to decline.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 23% to $112.7 million in 2002 from $91.9 million in 2001 due to costs associated with an increased number of contact centers and increased workstation capacity and additional staff added to support business growth. Charges recorded in 2002 included $1.4 million for a claim from a current client in connection with services rendered in 2002, $1.2 million for litigation and $0.6 million for offering costs that were expensed in the current year. These types of charges were not present in 2001. As a percentage of revenue, selling, general and administrative expenses were 38% in both 2002 and 2001. The charges recorded in the fourth quarter mentioned above were offset by the Company's ability to leverage its existing infrastructure to support volume growth. Additional leverage is expected as the Company realizes the benefits of the restructuring announced in 2002.

Restructuring. Restructuring charges totaling $8.9 million were incurred in the fourth quarter of 2002 in connection with a plan to reduce the Company’s cost structure by closing all or part of ten contact centers prior to their scheduled lease termination date. The restructuring costs include severance of $1.1 million and site closure costs totaling $7.2 million, which are the estimated costs for closing the contact centers, including $6.2 million in obligations under signed real estate and equipment lease agreements and $1.1 million in costs related to early lease terminations, and the write-off of $0.6 million in leasehold improvements, security deposits and certain fixed assets.

Interest Expense, net. Interest expense, net of interest income, was $0.8 million in 2002 compared to $1.1 million in 2001 and reflects interest on borrowings against the Company’s line of credit for capital expansion, partially offset by investment income. The decrease in net interest expense is the result of lower average interest rates, partially offset by increased average outstanding balances under the Company’s line of credit facility.

Income Taxes. Provision for income taxes decreased $3.1 million to $1.4 million in 2002 from $4.5 million in 2001. During 2002, the effective tax rate was approximately 32% compared to approximately 36% in 2001. The reduction in the effective tax rate was primarily due to a shift in the geographic mix of the Company’s pretax income and the continued utilization of work opportunity tax credits.

Year Ended December 31, 2001 and 2000

Revenue. Revenue increased 20% to $239.3 million from $198.6 million in 2000. Revenue from the Domestic CRM segment increased 20% to $175.5 million from $146.4 million in the prior year and accounted for 73% of revenue versus 74% in the prior year. Business from existing clients grew $12.4 million, or 43% of the total growth, and new business accounted for $16.7 million, or 57% of the growth. International CRM revenue grew 22% to $63.8 million from $52.2 million in the prior year and accounted for 27% of revenue versus 26% in the prior year. Most of the increase was from expanded business with existing customers.

Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 20% to $133.8 million in 2001 from $111.5 million in 2000. This increase is primarily the result of increased direct labor required to support the increased revenue volume. As a percentage of revenue, cost of services was approximately 56% in both 2001 and 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 23% to $91.9 million in 2001 from $74.8 million in 2000 due to increased numbers of contact centers and workstation capacity and additional sales and systems support implemented to support business growth. As a percentage of revenue, selling, general and administrative expenses were approximately 38% in both 2001 and 2000.

Interest Expense, net. Interest expense, net of interest income, was $1.1 million in 2001 compared to $1.2 million in 2000 and reflects interest on borrowings against the Company’s line of credit and capital leases for capital expansion offset by investment income. The decrease in net interest expense is the result of lower average outstanding balances under the Company’s line of credit facility and lower interest rates in 2001 as compared to 2000.

Income Taxes. Provision for income taxes increased $204,000 to $4.5 million in 2001 from $4.3 million in 2000. During 2001, the effective tax rate was approximately 36% compared to approximately 39% in 2000. The reduction in the effective tax rate was due to a shift in the mix of the Company’s pretax income. In 2001, a greater percentage of pretax income was generated in Ireland, where the income tax rate is 10%, and in Canada, where income tax rates were decreased from approximately 46% in 2000 to approximately 38% in 2001.

Quarterly Results and Seasonality

The Company has experienced and expects to continue to experience significant quarterly variations in operating results, principally as a result of the timing of client programs, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company’s revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of existing and new business units and competitive industry conditions.

Historically, the Company’s business tended to be strongest in the fourth quarter due to the high level of client sales activity prior to the holiday season. In the past, during the first quarter, the Company’s business generally leveled off or slowed from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. Historically, the Company had expanded its operations in the first quarter to support anticipated business growth in the second quarter. In the past, demand for the Company’s services typically slowed or decreased in the third quarter as the volume of business decreased during the summer months. In addition, the Company’s operating expenses typically increased during the third quarter in anticipation of higher demand for its services during the fourth quarter. However, more recently, the Company has experienced quarterly fluctuations in its business as a result of other factors, such as the timing of the demand for the particular services the Company offers in the specific geographic areas the Company services, as well as the increasing portion of the Company’s business coming from CRM services which generally have less seasonality than CRM sales programs.

Liquidity and Capital Resources

Cash provided by operating activities in 2002 was $22.9 million compared to $17.3 million in 2001. Net income decreased by $5.0 million, but this decrease was more than offset by the $4.2 million increase in depreciation and $8.9 million of restructuring charges. Changes in working capital items accounted for a $2.2 million decrease in cash from operating activities.

Cash used in investing activities was $25.8 million in 2002 compared to $8.3 million in 2001. The increase over the prior year is attributable to a significant investment in capital expenditures, including costs incurred in connection with infrastructure improvements during 2002. The Company also paid $1.6 million for the assets of Grupo Teleinter, S.A. de C.V., a contact center in Mexico City. Additionally, the Company added 1,683 workstations in 2002, compared to the 673 workstations added in 2001. The Company operated 8,277 workstations at December 31, 2002 compared to 6,594 workstations at December 31, 2001.

Cash provided by financing activities was $7.5 million in 2002 versus cash used in financing activities of $3.1 million in 2001. The Company made net borrowings of $7.0 million under its line of credit in 2002 to help finance capital expenditures. In 2001, the Company was able to pay down $2.8 million of debt and fund $0.8 million in debt issuance costs.

The Company’s operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through cash generated from operations, the Company’s line of credit, the ability to acquire equipment through operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. At December 31, 2002, $23.0 million was outstanding under the Company’s line of credit with $62.0 million available to borrow.

The Company has a three-year $85.0 million revolving credit facility from five banks due April 25, 2004. The credit facility has an aggregate commitment of $85.0 million. The commitment includes sub-limits for both foreign denominated loans and Letters of Credit. The agreement has two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime, or a Eurodollar rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%, depending on the Company’s ratio of funded debt to EBITDA (net income before interest expense, interest income, income taxes, depreciation and amortization). The Company is required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount, as well as a quarterly low usage fee ranging from 0% to .05%, based on the Company’s ratio of funded debt to EBITDA. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified levels of consolidated leverage, consolidated fixed charges, and minimum net worth. The Company was in compliance with all covenants as of December 31, 2002. The Company believes that cash on hand, together with cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under the credit facility will be sufficient to finance its current operations and planned capital expenditures at least into 2004.

The Company has an effective shelf registration statement filed with the Securities and Exchange Commission (the “SEC”) to register 3,000,000 shares of common stock, including 1,000,000 shares by selling shareholders, plus an allowance for over allotments, to be sold in the future. The Company currently has postponed plans to pursue a follow-on underwritten public offering of its common stock. Consequently, the Company expensed in the fourth quarter of 2002 approximately $0.6 million of expenses that had been deferred as of September 30, 2002.

The Company has entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables noted below present a summary of these obligations and commitments:

Contractual Obligations:

	Payments Due By Period (in thousands)

Description	Total Obligations	Less than One Year	One to Three Years	Four to Five Years	More than Five Years

Operating leases *	$131,594	$25,388	$40,448	$20,091	$45,667
Telephone contract commitments	4,919	2,830	2,089	—	—
Total contractual cash obligations	$136,513	$28,218	$42,537	$20,091	$45,667

      *    — Includes facility and equipment operating leases, some of which call for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

Commercial Commitments (1):

Period	Amount of Commitment Per (in thousands)

Description	Total Amounts Committed	Less than One Year	One to Three Years	Four to Five Years	More than Five Years

Line of credit	$23,000	$—	$23,000	$—	$—
Total commercial commitments	$23,000	$—	$23,000	$—	$—

   (1)    Excludes purchase orders for merchandise and supplies in the normal course of business which are liquidated within 12 months.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset would also be recorded, that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 45 is not expected to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of No. SFAS No. 146 is not expected to have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company’s financial statements.

In November 2002, the EITF finalized its consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this consensus on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

ITEM 7A.       QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its variable rate line of credit. A change in market interest rates exposes the Company to the risk of earnings or cash flow loss but would not impact the fair market value of the related underlying instrument. Borrowings under the Company’s line of credit are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $226,000 and $217,000 in fiscal 2002 and fiscal 2001, respectively. The rate on $23.0 million of outstanding borrowings at December 31, 2002 approximated market rates; thus, the fair value of the debt approximates its reported value. In the past the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management’s assessment of future interest rates, volatility of the yield curve and the Company’s ability to access the capital markets in a timely manner.

Foreign Currency Risk

The Company historically has not used foreign currency exchange contracts or purchased currency options to hedge local currency cash flows. The Company has operations in Canada, Ireland, the United Kingdom, Australia, Barbados and Mexico that are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these operations from local currencies to US dollars affects year-to-year comparability of operating results. The Company’s foreign operations represented 19.6% of the Company’s consolidated revenue for the year ended December 31, 2002. In addition, foreign operations produced 26.3% of the business associated with domestic revenue. Management does not expect the risk of foreign currency fluctuations to be material.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company being filed under this Item 8 can be found beginning on page F-1 of this report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 20, 2002, we dismissed Arthur Andersen LLP (“Arthur Andersen”) as our independent public accountants. On May 21, 2002, we engaged KPMG LLP (“KPMG”) to serve as our independent public accountants for the fiscal year 2002. The appointment of KPMG was effective immediately. The decision by the Board of Directors to replace Arthur Andersen with KPMG was based on the recommendation of our Audit Committee and approved by our Board of Directors.

Arthur Andersen’s reports on our consolidated financial statements for each of fiscal 2000 and fiscal 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During fiscal 2000 and fiscal 2001, and through May 20, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304 (a)(1)(v) of
Regulation S-K.

The Company disclosed the foregoing information on a Current Report on Form 8-K dated May 20, 2002. Arthur Andersen was provided with a copy of the foregoing disclosures and has furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with such statements. A copy of Arthur Andersen’s letter was filed as an Exhibit to the Form 8-K.

During fiscal 2000 and fiscal 2001 and through May 20, 2002, we did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a)(2)(i) and (ii) of Regulation S-K

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item will be contained in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders (the “Proxy Statement”), which is hereby incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

Information with respect to this item will be contained in the Proxy Statement, which is hereby incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information with respect to this item will be contained in the Proxy Statement, which is hereby incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will be contained in the Proxy Statement, which is hereby incorporated herein by reference.

ITEM 14.        CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Since the Evaluation Date, there have not been any significant changes to our internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

3.1	Amended and Restated Articles of Incorporation of the Company (Filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

9.1

Amended and Restated Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated October 16, 2000 (Filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.1	ICT Group, Inc. 1987 Stock Option Plan (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.2

Amendment 1996-1 to the ICT Group, Inc. 1987 Stock Option Plan (Filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.3	ICT Group, Inc. Equity Incentive Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.4	ICT Group, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.5	ICT Group, Inc. 1996 Non-Employee Directors Plan (Filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.6	ICT Group, Inc. Non-Qualified Deferred Compensation Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31,1999)+

10.7	Form of Voting Agreement between the Company and certain option holders (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))

10.8

Amended and Restated Shareholders Agreement among John J. Brennan, Donald P. Brennan, the Company and certain family trusts, dated October 16, 2000 (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.9

Employment Agreement between John J. Brennan and the Company, dated May 8, 1996 (Filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.10

Employment Agreement between John L. Magee and the Company, dated April 1, 1987 (Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.11

Employment Agreement between John D. Campbell and the Company, dated October 1, 1987 (Filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150)+

10.12	Employment Agreement between Vincent A. Paccapaniccia and the Company, dated August 24, 1998 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)+

10.13	Employment Agreement between Timothy F. Kowalski and the Company, dated July 7, 1997 (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.14

Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated January 2, 2002 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.15	Employment Agreement between Vincent M. Dadamo and the Company, dated May 29, 1999 (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.16	Employment Agreement between Pam Goyke and the Company, dated September 11, 2000 (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)+

10.17	Employment Agreement between Dean Kilpatrick and the Company, dated May 5, 1995 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)+

10.18

Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated January 2, 2002 (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.19

Credit Agreement dated as of April 25, 2001 among the Company, certain subsidiaries of the Company, Bank of America, N.A., Fleet National Bank, Sovereign Bank, LaSalle Bank National Association, and Bank Leumi USA (Filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.20	Lease Agreement between Brandywine Operating Partnership, L.P., dated January 23, 2001 (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.22	Amendment to Employment Agreement between Dean Kilpatrick and the Company, January 2, 2002 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.24	Employment Agreement between Robert Mannarino and the Company, dated June 18, 2001 (Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.25	Employment Agreement between John J. Brennan and the Company, dated August 1, 2002 (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2002)+

10.26	Employment Agreement between John L. Magee and the Company, dated August 1, 2002+

10.27	Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated October 1, 2002+

10.28	Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated October 1, 2002+

10.29	Amendment to Employment Agreement between Pam Goyke and the Company, dated October 1, 2002+

10.30	Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated October 1, 2002+

10.31	Employment Agreement between John Campbell and the Company, dated March 1, 2003+

10.32	Amendment to Employment Agreement between Timothy F. Kowalski and the Company, dated March 17, 2003+

21	List of Subsidiaries

23	Consent of KPMG LLP

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

     +    Compensation plans and arrangements for executives and others.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICT GROUP, INC. (Registrant)
Dated: March 27, 2003	By:	/s/ JOHN J. BRENNAN

John J. Brennan Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JOHN J. BRENNAN	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 27, 2003

John J. Brennan

By:	/s/ VINCENT A. PACCAPANICCIA	Executive Vice President, Corporate Finance and Chief Financial Officer (principal financial and accounting officer)	March 27, 2003

Vincent A. Paccapaniccia

By:	/s/ DONALD P. BRENNAN	Vice-Chairman	March 27, 2003

Donald P. Brennan

By:	/s/ BERNARD SOMERS	Director	March 27, 2003

Bernard Somers

By:	/s/ JOHN STOOPS	Director	March 27, 2003

John Stoops

By:	/s/ SETH LEHR	Director	March 27, 2003

Seth Lehr

ICT GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.26	Employment Agreement between John L. Magee and the Company, dated August 1, 2002+

10.27	Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated October 1, 2002+

10.28	Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated October 1, 2002+

10.29	Amendment to Employment Agreement between Pam Goyke and the Company, dated October 1, 2002+

10.30	Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated October 1, 2002+

10.31	Employment Agreement between John Campbell and the Company, dated March 1, 2003+

10.32	Amendment to Employment Agreement between Timothy F. Kowalski and the Company, dated March 17, 2003+

21	List of Subsidiaries

23	Consent of KPMG LLP

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Sarbanes-Oxley Section 302(a) Certification

I, John J. Brennan, certify that:

1.         I have reviewed this annual report on Form 10-K of ICT Group, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ JOHN J. BRENNAN

John J. Brennan Chairman, President and Chief Executive Officer

Sarbanes-Oxley Section 302(a) Certification

I, Vincent A. Paccapaniccia, certify that:

1.         I have reviewed this annual report on Form 10-K of ICT Group, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ VINCENT A. PACCAPANICCIA

Vincent A. Paccapaniccia Executive Vice President, Corporate Finance and Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
ICT Group, Inc.:

We have audited the 2002 consolidated financial statements of ICT Group, Inc. and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedule of ICT Group, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated February 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICT Group, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 10, 2003

The following is a copy of a previously issued report by Arthur Andersen LLP ("Andersen") and included in Form 10-K for the year ended December 31, 2001. This report has not been reissued by Andersen nor has Andersen consented to its inclusion in this annual report on Form 10-K. The Andersen Report refers to the Consolidated Balance Sheet as of December 31, 2000 and to the Consolidated Statements of Operations, shareholders' equity and cash flows for the year ended December 31, 1999 which are no longer included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ICT Group, Inc.:

We have audited the accompanying consolidated balance sheets of ICT Group, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 1, 2002

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,278,614	$12,875,264
Accounts receivable, net of allowance for doubtful accounts of $641,828 and $1,746,936	54,253,649	48,058,068
Prepaid expenses and other	8,201,963	3,841,021
Deferred income taxes	4,509,720	916,274

Total current assets	83,243,946	65,690,627

PROPERTY AND EQUIPMENT, net	43,327,267	33,235,820

DEFERRED INCOME TAXES	725,950	1,528,516

OTHER ASSETS	3,520,719	2,130,747

	$130,817,882	$102,585,710

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$4,000,000	$4,000,000
Accounts payable	14,870,250	9,050,216
Accrued expenses	22,781,946	10,560,878
Income taxes payable	2,129,741	3,313,354

Total current liabilities	43,781,937	26,924,448

LINE OF CREDIT	19,000,000	12,000,000

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 12,393,950 and 12,232,575 shares issued and outstanding	123,940	122,326
Additional paid-in capital	51,276,804	50,330,820
Retained earnings	19,228,636	16,260,940
Accumulated other comprehensive loss	(2,593,435)	(3,052,824)

Total shareholders’ equity	68,035,945	63,661,262

	$130,817,882	$102,585,710

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2002	2001	2000

REVENUE	$298,926,179	$239,323,748	$198,609,414

OPERATING EXPENSES:
Cost of services	172,109,396	133,815,612	111,545,354
Selling, general and administrative	112,729,408	91,945,313	74,825,658
Restructuring charge	8,893,693	—	—

	293,732,497	225,760,925	186,371,012

Operating income	5,193,682	13,562,823	12,238,402

INTEREST EXPENSE	1,035,437	1,458,877	1,674,088

INTEREST INCOME	(207,619)	(379,939)	(467,171)

Income before income taxes	4,365,864	12,483,885	11,031,485

INCOME TAXES	1,398,168	4,506,156	4,302,279

NET INCOME	$2,967,696	$7,977,729	$6,729,206

EARNINGS PER SHARE:
Basic earnings per share	$0.24	$0.66	$0.56

Diluted earnings per share	$0.23	$0.63	$0.54

Shares used in computing basic earnings per share	12,315,786	12,150,535	11,922,671

Shares used in computing diluted earnings per share	13,020,972	12,682,060	12,454,151

The accompanying notes are an integral part of these consolidated financial statements

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital			Total Shareholders’ Equity
	Common Stock			Retained Earnings

	Shares	Amount

BALANCE, JANUARY 1, 2000	11,810,025	$118,100	$49,402,416	$1,554,005	$(734,538)	$50,339,983
Exercise of stock options	263,525	2,636	394,998	—	—	397,634

Comprehensive income:
Net income	—	—	—	6,729,206	—	6,729,206
Currency translation adjustment	—	—	—	—	(783,586)	(783,586)

Total comprehensive income						5,945,620

BALANCE, DECEMBER 31, 2000	12,073,550	120,736	49,797,414	8,283,211	(1,518,124)	56,683,237
Exercise of stock options and related income tax benefit	159,025	1,590	533,406	—	—	534,996

Comprehensive income:
Net income	—	—	—	7,977,729	—	7,977,729
Currency translation adjustment	—	—	—	—	(1,534,700)	(1,534,700)

Total comprehensive income						6,443,029

BALANCE, DECEMBER 31, 2001	12,232,575	122,326	50,330,820	16,260,940	(3,052,824)	63,661,262
Exercise of stock options and related income tax benefit	161,375	1,614	945,984	—	—	947,598

Comprehensive income:
Net income	—	—	—	2,967,696	—	2,967,696
Currency translation adjustment	—	—	—	—	459,389	459,389

Total comprehensive income						3,427,085

BALANCE, DECEMBER 31, 2002	12,393,950	$123,940	$51,276,804	$19,228,636	$(2,593,435)	$68,035,945

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,967,696	$7,977,729	$6,729,206
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	15,443,313	11,278,574	9,621,025
Asset impairment	573,155	—	—
Deferred income tax (benefit) expense	(2,790,880)	(448,791)	1,418,602
Tax benefit of stock option exercises	422,822	117,303	—
Amortization of deferred financing costs	255,312	252,197	—
Increase in-
Accounts receivable	(5,510,799)	(5,646,794)	(13,614,921)
Prepaid expenses and other	(3,979,497)	(767,591)	(474,012)
Other assets	(807,372)	(113,751)	(44,161)
Increase (decrease) in-
Accounts payable	5,495,748	(1,383,273)	2,564,672
Accrued expenses	12,113,529	3,917,082	1,612,778
Income taxes payable	(1,240,884)	2,128,512	1,184,842

Net cash provided by operating activities	22,942,143	17,311,197	8,998,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24,177,806)	(8,293,497)	(16,270,917)
Cash paid for acquisition	(1,579,458)	—	—

Net cash used in investing activities	(25,757,264)	(8,293,497)	(16,270,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	18,000,000	7,500,000	8,500,000
Payments on line of credit	(11,000,000)	—	—
Payments on long-term debt	—	(10,000,000)	(4,000,000)
Payments on capitalized lease obligations	—	(291,918)	(541,013)
Debt issuance costs incurred	—	(772,681)	—
Proceeds from exercise of stock options	524,776	417,693	397,634

Net cash provided by (used in) financing activities	7,524,776	(3,146,906)	4,356,621

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,306,305)	(1,534,700)	(783,586)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,403,350	4,336,094	(3,699,851)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,875,264	8,539,170	12,239,021

CASH AND CASH EQUIVALENTS, END OF YEAR	$16,278,614	$12,875,264	$8,539,170

The accompanying notes are an integral part of these statements.

ICT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND:

ICT Group, Inc. (incorporated in the Commonwealth of Pennsylvania in 1987) and subsidiaries (the Company) is a leading global provider of integrated Customer Relationship Management (CRM) solutions which help its clients identify, acquire, retain, service, measure and maximize the lifetime value of their customer relationships. The Company manages customer contact centers in the U.S., Europe, Canada, Australia, Mexico and the Caribbean from which it supports domestic and multinational corporations and institutions, primarily in the financial, insurance, telecommunications, healthcare, information technology, media and energy services industries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of ICT Group, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation,” all assets and liabilities of the Company’s foreign subsidiaries are translated at the period-end currency exchange rate and revenue and expenses are translated at an average currency exchange rate for the period. The resulting translation adjustment is accumulated in a separate component of shareholders’ equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of property and equipment, goodwill and intangible assets, valuation allowances for receivables and deferred income tax assets, restructuring accruals and litigation contingencies. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue as services are performed, generally based on hours of work incurred. Amounts collected from customers prior to the performance of services are recorded as deferred revenue. Deferred revenue totaled approximately $312,000 and $519,000 as of December 31, 2002 and 2001, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets. Management believes that its revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with maturity of three months or less. Cash equivalents at December 31, 2002 consist of an overnight repurchase agreement, money market accounts and investment-grade commercial paper.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and any specific customer collection issues that have been identified. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and above a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Property and Equipment

	December 31,

	2002	2001

Communications and computer equipment	$76,953,879	$60,371,352
Furniture and fixtures	17,359,282	12,848,797
Leasehold improvements	12,114,325	7,548,812

	106,427,486	80,768,961
Less - Accumulated depreciation and amortization	(63,100,219)	(47,533,141)

	$43,327,267	$33,235,820

Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the applicable assets using the straight-line method. The lives used are as follows:

Communications and computer equipment	3-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life

Depreciation and amortization expense was $15,443,313, $11,218,087 and $9,531,142 for the years ended December 31, 2002, 2001 and 2000, respectively. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized

Under the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes the costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized funding for the project, which it deems probable to be completed and used to perform the function intended. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The Company capitalized $1,415,000, $635,000 and $566,000 of costs during 2002, 2001 and 2000, respectively, which have been included in communications and computer equipment. These amounts are amortized over an estimated life of three years.

Other Assets

	December 31,

	2002	2001

Deposits	$997,939	$1,027,396
Goodwill and intangibles	2,183,428	508,534
Deferred financing costs, net of accumulated amortization of $433,328 and $177,864	339,352	594,817

	$3,520,719	$2,130,747

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Prior to 2002, goodwill was amortized using the straight-line method over a period of 15 years. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and no longer amortizes goodwill. SFAS No. 142 requires that goodwill be tested for impairment at least annually or as impairment indicators arise. As of January 1, 2002, management determined that the Company had two reporting units for purposes of applying SFAS No. 142 based on its reporting structure. The Company made its initial assessment of impairment for the transition period as of January 1, 2002 and again as of December 31, 2002.

The increase in goodwill and intangible assets as of December 31, 2002 is the result of the purchase of the assets of Grupo TeleInter, S.A. de C.V. on October 1, 2002 and represents the excess purchase price over the fair value of the net assets acquired. Based on a preliminary allocation of purchase price, the application of the purchase method of accounting resulted in approximately $1,675,000 of excess purchase price over the estimated fair value of the net tangible assets acquired of approximately $600,000. The Company is currently undertaking an appraisal to determine the allocation of the excess purchase price between identifiable intangible assets and goodwill. Identifiable intangible assets will be amortized over their estimated useful lives, while goodwill will not be amortized, but will be tested for impairment at least annually in accordance with SFAS No. 142.

For the years ended December 31, 2001 and 2000, goodwill amortization expense was $60,487.

Deferred financing costs represent costs incurred by the Company in obtaining its new line of credit (see Note 4). These costs are being amortized as interest expense over the three-year term of the agreement.

Long-Lived Assets

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property and equipment, are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to measure recoverability. If impairment is indicated, measurement of the impairment is based on the difference between the fair value and carrying value of the assets, generally determined based on the present value of expected future cash flows associated with the use of the asset. The Company adopted SFAS No. 144 on January 1, 2002, which did not affect the Company's financial statements. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of.” Impairments totaling $480,328 were recognized in connection with the restructuring charge recorded in the fourth quarter of 2002 (see Note 3).

Accrued Expenses

	December 31,

	2002	2001

Payroll and related benefits	$7,108,540	$7,363,387
Restructuring (Note 3)	8,320,538	—
Litigation (Note 8)	1,350,000	450,000
Telecommunications expense	688,669	1,001,079
Sales and VAT taxes	960,093	738,333
Deferred revenue	312,395	518,540
Other	4,041,711	489,539

	$22,781,946	$10,560,878

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Supplemental Cash Flow Information

For the years ended December 31, 2002, 2001 and 2000, the Company paid interest of $774,363, $1,626,034, and $1,479,031, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company paid income taxes of $7,014,425, $2,758,132 and $1,683,327, respectively.

Major Customers

The following table summarizes the percent of revenue during the years ended December 31, 2002, 2001 and 2000 derived from each client that represented at least ten percent of revenue:

	2002	2001	2000

Client A	*	17%	19%
Client B	11%	12%	*
Client C	11%	*	*

* —   Less than 10%

The Company’s largest client in recent years had been Aegon Direct Marketing Services, Inc, which accounted for approximately 17% of the Company’s revenue in 2001 but declined to approximately 9% of the Company’s revenue in 2002. As previously reported, the Company announced that it would no longer provide outbound telesales services to Aegon in North America. The Company intends to continue providing Aegon with telesales and customer support in Australia and customer service support in Europe and Canada.

At December 31, 2002 and 2001, the above clients accounted for approximately 23% and 28% of total accounts receivable, respectively.

In 2002, 2001 and 2000, revenue from customers within the insurance industry accounted for 19%, 28% and 33% of total revenue, respectively, and customers within the financial services industry accounted for 37%, 34% and 31% of total revenue, respectively. The loss of one or more of the Company’s major customers or a downturn in the insurance or financial services industries could have a material adverse effect on the Company’s business.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and a line of credit. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values due to the short-term nature of those instruments. The interest rate on the Company’s outstanding borrowings on its line of credit at December 31, 2002 approximated market rates; thus, the fair value of the debt approximates its reported value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company performs periodic evaluations of the relative credit standing of the financial institutions with which it does business. Accounts receivable are subject to the financial condition of its customers. The Company periodically evaluates the financial condition of its customers and generally does not require collateral. The Company’s allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the collectibility of its receivables. The Company maintains cash accounts that at times may exceed federally insured limits. The

Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash accounts.

Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share (Diluted EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of Common Stock as if those securities were exercised. For the years ended December 31, 2002, 2001 and 2000, the dilutive effect of Common Stock equivalents used in computing Diluted EPS was 705,186, 531,525 and 531,480, respectively. For the years ended December 31, 2002, 2001 and 2000, options to purchase 14,000, 271,500 and 365,875 shares of Common Stock, respectively, were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive.

Stock-based Compensation

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share at the measurement date, which is generally the grant date. In addition, the Company applies fair value accounting for option grants to non-employees in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (EITF) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had compensation cost for the Company’s stock-based compensation plans been determined under SFAS No. 123, the Company’s net income and earnings per share would have been decreased to the following pro forma amounts:

	For the Year Ended December 31,

	2002	2001	2000

Net income, as reported	$2,967,696	$7,977,729	$6,729,206
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	982,120	736,784	592,899
Pro forma net income	$1,985,576	$7,240,945	$6,136,307

Diluted EPS, as reported	$0.23	$0.63	$0.54
Pro forma Diluted EPS	$0.15	$0.57	$0.49

The weighted average fair value of the options granted in 2002, 2001 and 2000 is estimated at $10.19, $6.72 and $4.24 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected dividend yield	0.0%	0.0%	0.0%
Volatility	81%	85%	85%
Risk free interest rate	3.8%	4.0%	7.0%
Expected life	7.5 years	2.0 years	2.0 years

Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income.” This statement requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. At December 31, 2002 and 2001, accumulated other comprehensive loss consisted of foreign currency translation adjustments.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset would also be recorded, that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company’s financial statements.

In November 2002, the EITF finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this consensus on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The Company has not completed its evaluation of the alternative methods of transition, and thus has not yet made a determination on whether it will adopt the fair value method of accounting for stock-based employee compensation under the transition guidance of SFAS No. 148. As such, management is not yet able to determine what impact, if any, the adoption of SFAS No. 148 will have on the Company's financial position or results of operations. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31,

2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

3. CORPORATE RESTRUCTURING

In December 2002, the Company announced a corporate restructuring and recorded an $8.9 million pre-tax restructuring charge in connection with a plan to reduce its cost structure by closing all or a part of ten contact centers prior to the end of their existing lease term. The restructuring costs include severance of $1,078,000 (relating to 45 corporate employees), site closure costs totaling $7,242,538 which are the estimated costs for closing contact centers, including $6,151,082 in obligations under signed real estate and equipment lease agreements, $1,091,456 in costs related to early lease terminations and the write-off of $573,155 of leasehold improvements, security deposits and certain fixed assets. The discount rate used to present value the remaining payments due under the leases was the risk free interest rate, which was the yield on U.S. treasury obligations with a similar life as the remaining lease payments. Given current market conditions in the locations of the identified contact centers, and the inability to locate any tenants, the Company assumed that no sublease income was available to offset the future rent payments. All of the facilities will be closed during 2003. Most of the severance will be paid in the first quarter of 2003.

The restructuring accrual is summarized as follows:

	Restructuring charge	Assets written off	Balance at December 31, 2002

Termination payments to employees	$1,078,000	$—	$1,078,000
Lease obligations	6,151,082	—	6,151,082
Facility exit costs	1,091,456	—	1,091,456
Asset writedowns	573,155	573,155	—

	$8,893,693	$573,155	$8,320,538

4. LINES OF CREDIT AND LONG-TERM DEBT:

In April 2001, the Company entered into a new credit agreement with a group of banks that provides for a three-year, secured revolving credit facility (the Credit Facility) with an aggregate commitment of $85.0 million. The Credit Facility includes sub-limits for both foreign denominated loans and letters of credit. Under the Credit Facility, the Company has two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime, or a Eurodollar rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%, depending on the Company’s ratio of funded debt to EBITDA (net income before interest expense, interest income, income taxes, and depreciation and amortization). The Company is required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount, as well as a quarterly low usage fee ranging from 0% to 0.05%, based on the Company’s ratio of funded debt to EBITDA. The Credit Facility contains certain affirmative and negative covenants including financial covenants requiring the maintenance of specified levels of consolidated leverage, consolidated fixed charges and minimum net worth. The Company was in compliance with all covenants during 2002 and as of December 31, 2002.

Upon closing of the Credit Facility, all amounts outstanding under the previous line of credit and term loans were repaid. There was no penalty associated with the repayment of these amounts. The Credit Facility can be drawn upon through April 2004, at which time all amounts outstanding are repayable.

At December 31, 2002, $23,000,000 of borrowings were outstanding under the Credit Facility. At December 31, 2002, $19,000,000 has been classified as long-term and $4,000,000 has been classified as current as management has the intent and ability to repay that amount during 2003. There were no outstanding foreign currency loans nor were there any outstanding letters of credit at December 31, 2002. The amount of the unused Credit Facility at December 31, 2002 was $62,000,000.

The Company incurred interest expense of $772,705, $1,053,968 and $768,338 under its lines of credit for the years ended December 31, 2002, 2001 and 2000, respectively. The effective interest rate on borrowings under the Credit Facility at

December 31, 2002 was 3.2%. The weighted average interest rate on borrowings under the lines of credit was 3.4% and 4.8%, respectively, for the years ended December 31, 2002 and 2001.

Borrowings under the Credit Facility are secured by substantially all of the Company’s assets, as well as the capital stock of the Company’s subsidiaries.

5. INCOME TAXES:

The components of the income (loss) before income taxes are as follows:

	Year Ended December 31,

	2002	2001	2000

Domestic	$(464,749)	$7,539,152	$8,022,414
Foreign	4,830,613	4,944,733	3,009,071

	$4,365,864	$12,483,885	$11,031,485

The components of the income tax provision are as follows:

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$1,752,088	$4,490,027	$1,611,557
State	61,000	175,000	160,000
Foreign	2,375,960	289,920	1,112,120

	4,189,048	4,954,947	2,883,677

Deferred:
Federal	(2,505,782)	(281,512)	1,605,002
State	(69,800)	—	—
Foreign	(215,298)	(167,279)	(186,400)

	(2,790,880)	(448,791)	1,418,602

	$1,398,168	$4,506,156	$4,302,279

The approximate income tax effect of each type of temporary difference is as follows:

	December 31,

	2002	2001

Deferred tax assets:
Nonrecurring compensation expense	$1,434,101	$1,999,552
Accruals and reserves not currently deductible for tax	4,509,720	916,274
Foreign net operating loss carryforwards	759,576	547,713

	$6,703,397	$3,463,539

Deferred tax liabilities:
Depreciation methods	(1,409,571)	(957,532)
Other	(58,156)	(61,217)

	$(1,467,727)	$(1,018,749)

The Company has recorded no valuation reserve for deferred tax assets as of December 31, 2002. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term, if estimates of future taxable income are reduced. At December 31, 2002, a non-U.S. subsidiary of the Company had net operating loss carryforwards for tax purposes of approximately $2.5 million that do not expire. The Company has no valuation reserve against its foreign net operating loss carryforwards as management believes that is more likely than not that the tax benefit of these carryforwards will be realized, based on estimated future taxable income.

At December 31, 2002, there were approximately $8.8 million of accumulated undistributed earnings of non-U.S. subsidiaries that are considered to be reinvested indefinitely. If such earnings were remitted to the Company, applicable U.S. federal income and foreign withholding taxes may be partially offset by foreign tax credits.

In June 1996, the Company recorded a nonrecurring compensation charge of $12.7 million relating to the extension of stock options. In connection with the compensation charge, the Company recorded a deferred tax benefit of $4.7 million based on the then excess of the Company’s stock price ($16.00 per share) over the exercise price of the extended options. To the extent the stock price is below $16.00 per share when the options are exercised, the actual tax deduction the Company will receive will be less than the carrying amount of the deferred tax asset. Based on the Company’s stock price at December 31, 2002 of $11.59 per share, the Company would have incurred $364,000 of additional tax expense had all of the remaining unexercised extended options been exercised. To the extent non-extended options are exercised that result in a tax deduction, the potential charge related to the deferred tax asset would be reduced.

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,

	2002	2001	2000

Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	1.0	1.0	1.0
Difference between U.S. and non-U.S. rates	9.0	(1.0)	—
Tax credits	(12.0)	(2.0)	—
Other	—	4.0	4.0

	32.0%	36.0%	39.0%

6. PROFIT SHARING PLAN:

The Company maintains a trusteed profit sharing plan (Section 401(k)) for all qualified employees, as defined. The Company matches 50% of employee contributions, up to a maximum of 6% of the employee’s compensation; however, it may also make additional contributions to the plan based upon profit levels and other factors. No such additional contributions were made in 2002, 2001 or 2000. Employees are fully vested in their contributions, while full vesting for the Company’s contributions occurs upon death, disability, retirement or completion of five years of service. In 2002, 2001 and 2000, the Company’s contributions were $732,077, $613,725 and $562,806, respectively. The plan’s trustees are the management of the Company.

The Company also maintains a Non-Qualified Deferred Compensation Plan for certain employees. This plan allows certain employees to defer a portion of their compensation on a pre-tax basis. Employees are fully vested in their deferred amounts, but withdrawals are not permitted until the plan is terminated, the employee attains age 65, or the employee terminates, becomes disabled, or dies. Other withdrawals are permitted for unforeseeable emergencies only. In 2002 and 2001, the Company matched 10% of employee deferrals, up to certain limits with vesting of Company matching contributions occurring ratably over three years. The amount matched totaled $88,523 and $61,574, respectively. There was no Company match in 2000.

7. EQUITY PLANS:

Stock Option Plans

The Company’s 1996 Equity Compensation Plan authorizes up to 1,620,000 shares of Common Stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, stock appreciation rights and other awards based on the Company’s Common Stock. The options to be granted and the option prices are established by the Board of Directors or a committee composed of two or more of its members. Incentive stock options are granted at prices not less than fair market value. Options are exercisable for periods not to exceed ten years, as determined by the Board of Directors or its committee and generally vest over a three-year period. As of December 31, 2002, 231,600 shares of Common Stock were available for grant under the plan.

The Company’s 1996 Non-Employee Director Plan authorizes up to 100,000 shares of Common Stock for issuances of nonqualified stock options to non-employee directors. As of December 31, 2002, 42,500 shares of Common Stock were available for grant under this plan.

In connection with the Company’s 1987 Stock Option Plan, options to purchase 1,530,000 shares of Common Stock were authorized for issuance. No future grants will be made under this plan.

Equity Incentive Plan

In December 1995, the Company adopted an Equity Incentive Plan that provided for the issuance of up to 270,000 Equity Incentive Units (Units). In December 1995, the Company awarded 159,300 Units with a purchase price of $1.02 per Unit. Each Unit allows the holder the right to purchase one share of Common Stock at a specified price. Units are exercisable for a period not to exceed ten years from the date of grant. As of December 31, 2002, there were 14,700 Units outstanding. No more Units will be granted under the Equity Incentive Plan.

Information with respect to the options granted under the Company’s stock option plans and Units is as follows:

	Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, December 31, 1999	1,328,425	$.04 – 16.25	$2.71
Granted	430,400	6.00 – 11.94	9.90
Exercised	(263,525)	.04 – 10.00	1.51
Canceled	(113,400)	1.02 – 16.00	8.33

Outstanding, December 31, 2000	1,381,900	.04 – 16.25	4.69
Granted	324,600	8.75 – 16.45	12.05
Exercised	(156,025)	.04 – 11.00	2.58
Canceled	(19,650)	1.02 – 11.00	8.61

Outstanding, December 31, 2001	1,530,825	.04 – 16.45	6.41
Granted	179,733	12.82 – 20.90	16.44
Exercised	(161,375)	.04 – 16.75	3.25
Canceled	(21,450)	7.75 – 12.50	9.75

Outstanding, December 31, 2002	1,527,733	$.04 – 20.90	$7.91

The following table summarizes information about stock options and units outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ .04 to $1.62	289,825	2.5	$.22	289,825	$.22
$1.63 to $4.87	168,250	6.1	3.44	150,150	3.42
$4.88 to $9.75	428,250	6.3	6.69	338,100	6.19
$9.76 to $12.54	407,150	7.9	11.69	241,650	11.52
$12.55 to $20.90	234,258	8.5	16.31	75,208	16.01

$ .04 to $20.90	1,527,733	6.3	$7.91	1,094,933	$6.08

8. COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases office facilities and certain equipment under operating leases. Rent expense was $22,622,378, $17,764,470 and $13,006,831 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, future minimum rentals for all operating leases are as follows:

2003	$25,388,343
2004	22,028,127
2005	18,419,710
2006	12,080,791
2007	8,009,980
2008 and thereafter	45,667,419

Contracts

The Company enters into agreements with its telephone long-distance carriers ranging from one to three years, which provide for, among other things, annual minimum purchases and termination penalties.

Litigation

From time to time, the Company is involved in litigation incidental to its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Management believes that it has defenses in each of the cases set forth below in which it is named as a defendant and is vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect its business, results of operations, or financial condition

As previously reported by the Company, on October 23, 1997, a shareholder, purporting to act on behalf of a class of ICT shareholders, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors. The complaint alleged that the defendants violated the federal securities laws, and sought compensatory and other damages, including rescission of stock purchases made by the plaintiff and other class members in connection with the Company’s initial public offering effective June 14, 1996. The defendants believed the complaint was without merit, denied all of the allegations of wrongdoing and vigorously defended the suit. The Company and the plaintiffs reached an agreement to settle this litigation. A definitive Stipulation and Agreement of Settlement was signed by both the Plaintiffs and the Company and submitted to the Court. On December 3, 2002 the Court approved the proposed settlement. The settlement resulted in no out of pocket cost to the Company as the amount was covered in full by the Company’s insurance.

In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkley County, West Virginia alleging that the Company had violated the West Virginia Wage Payment and Collection Act for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count for fraud, alleging that the failure to pay for short break and transition time violated specific representations made by the Company to its employees. The Company filed a response denying liability. In 2001, the Court granted Plaintiffs’ motion to expand the class to include all current and former hourly employees at all four of the Company’s West Virginia facilities and to add twelve current and former executives of the Company as defendants. The Plaintiffs then asserted a new allegation that, in addition to not paying employees for break and “transition time”, the Company failed to pay employees for production hours worked. The Court has entered two separate orders granting partial summary judgment against the Company and, in the case of one of the orders, against three of the individual defendants, finding that employees were not paid for all hours attributable to short breaks and idle time of less than 30 minutes in duration. In addition to compensatory claims for unpaid wages, the Plaintiffs are seeking liquidated damages under the West Virginia Wage Payment and Collection Act and punitive damages for allegedly fraudulent conduct on the part of the Company and the individual defendants. The method of calculating liquidated damages under the West Virginia Wage Payment and Collection Act is one of the matters in dispute between the parties and there is a significant difference in the amount of potential liquidated damages using the methods the Plaintiffs and the Company contend apply. On October 11, 2002, the Plaintiffs filed a Motion For Sanctions requesting the Court to find certain evidentiary presumptions and to order the defendants to obtain a surety bond in the initial amount of approximately $11.3 million, reflecting the Plaintiffs’ contention of the amount of compensatory and liquidated damages due. The Plaintiffs subsequently amended their request that the Company post a surety bond by asking the Court to increase the amount of the bond to approximately $21 million, alleging that the number of class members had increased and, therefore, the potential amount of compensatory and liquidated damages also had increased. The Court has not ruled on the merits of the Plaintiffs’ request. The Company is vigorously defending its position that it should not be required to post such a bond and believes it has meritorious arguments in support of such position. The Company is also vigorously defending the other undecided issues in the suit, including the manner in which any liquidated damages are to be calculated and the allegations of fraud. The Company believes it has meritorious arguments that, if successful, would significantly reduce the amount of any liquidated damages and that it has meritorious defenses to the fraud allegations. If, however, the Plaintiffs’ method of calculating liquidated damages is followed by the Court, or if there is a finding that the Company is liable for punitive damages as a result of engaging in fraudulent conduct, it could result in a loss which significantly exceeds the $1,350,000 accrual that the Company has recorded in its financial statements and could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known and on its financial condition. In the event the Company was to agree to an out-of- court settlement of this matter for an amount in excess of the amount the Company then has accrued in its financial statements, the Company would take a charge to its operating results for the period in which such settlement occurs. The Company is unable at this time to determine whether such settlement will occur and the amount of any such potential settlement. At a status conference held on January 27, 2003, the Court vacated its prior scheduling order and did not set a new schedule. As a result, there is no discovery deadline and the case will not come to trial in March 2003 as previously scheduled.

Employment Agreements

The Company has renewable employment agreements with ten key executives with terms ranging from one to three years. The agreements provide for, among other things, severance payments ranging from six months to three years.

9. OPERATING AND GEOGRAPHIC INFORMATION:

Under the disclosure requirements of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” the Company classifies its operations into two business segments: Domestic CRM and International CRM. The operating segments are managed separately because each operating segment represents a strategic business unit that offers its services in different geographic markets. Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic CRM segment provides inbound and outbound CRM sales, and CRM services consisting of database marketing, marketing research, contact center consulting, technology hosting and ongoing customer care management services on behalf of customers operating in the Company’s target industries. The International CRM segment provides the same services in Europe, Canada, Mexico, Barbados and Australia and includes business conducted by Spantel for the U.S. Hispanic market. In addition, a portion of International CRM’s assets, depreciation and amortization and capital expenditures are used to generate revenue and operating income for the Domestic CRM segment.

	For the Year Ended December 31,

	2002	2001	2000

	(In thousands)
Revenue:
Domestic CRM	$233,921	$175,547	$146,445
International CRM	65,005	63,777	52,164

	$298,926	$239,324	$198,609

Operating income:
Domestic CRM	$3,710	$6,695	$7,445
International CRM	1,484	6,868	4,793

	$5,194	$13,563	$12,238

Total assets:
Domestic CRM	$78,305	$67,769	$61,245
International CRM	42,419	28,818	28,995
Corporate	10,094	5,999	3,497

	$130,818	$102,586	$93,737

Depreciation and amortization:
Domestic CRM Services	$6,045	$5,749	$5,023
International CRM Services	4,598	3,237	2,594
Corporate	4,800	2,293	2,004

	$15,443	$11,279	$9,621

Capital expenditures:
Domestic CRM Services	$7,068	$5,473	$9,468
International CRM Services	11,981	996	5,707
Corporate	5,129	1,824	1,096

	$24,178	$8,293	$16,271

The following table represents information about the Company by geographic area:

	For the Year Ended December 31,

	2002	2001	2000

	(In thousands)
Revenue:
United States	$240,277	$187,650	$155,898
Canada	35,696	28,503	24,415
Other foreign countries	22,953	23,171	18,296

	$298,926	$239,324	$198,609

Long-lived assets:
United States	$24,512	$23,271	$24,450
Canada	8,866	4,512	4,862
Other foreign countries	9,949	5,453	6,848

	$43,327	$33,236	$36,160

10. QUARTERLY FINANCIAL DATA (unaudited):

(In thousands except per share data)

	Quarter Ended

	March 31,		June 30,		September 30,		December 31,

	2002	2001	2002	2001	2002	2001	2002	2001

Revenue	$72,264	$57,772	$74,914	$58,004	$74,121	$55,816	$77,627	$67,732
Gross margin	30,805	25,713	32,519	25,865	31,648	23,682	31,845	30,248
Operating income (loss)	4,716	3,585	5,004	3,807	4,561	1,190	(9,087)	4,981
Income (loss) before income taxes	4,567	3,227	4,750	3,595	4,319	953	(9,270)	4,709
Net income (loss)	3,106	2,033	3,230	2,265	2,937	619	(6,305)	3,061
Diluted earnings (loss) per share	0.24	0.16	0.25	0.18	0.23	0.05	(0.51)	0.24

Quarterly Results and Seasonality

The Company has experienced and expects to continue to experience significant quarterly variations in operating results, principally as a result of the timing of client programs, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company’s revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of existing and new business units and competitive industry conditions.

Historically, the Company’s business tended to be strongest in the fourth quarter due to the high level of client sales activity in the spring and prior to the holiday season. In the past, during the first quarter, the Company’s business generally leveled off or slowed from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. Historically, the Company had expanded its operations in the first quarter to support anticipated business growth in the second quarter. In the past, demand for the Company’s services typically slowed or decreased in the third quarter as the volume of business decreased during the summer months. In addition, the Company’s operating expenses typically increased during the third quarter in anticipation of higher demand for its services during the fourth quarter. However, more recently, the Company has experienced quarterly fluctuations in its business as a result of other factors, such as the timing of the demand for the particular services the Company offers in the specific geographic areas the Company services, as well as the increasing portion of the Company’s business coming from CRM services which generally have less seasonality than CRM sales programs.

Results for the fourth quarter of 2002 were negatively impacted by restructuring charges totaling $8,893,693, a client claim of $1,409,000, litigation costs of $1,222,673 and the write-off of $581,300 of offering costs that had been deferred as of September 30, 2002.

ICT GROUP, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance, Beginning of Year	Charged to Expense	Deductions	Balance, End of Year

Allowance for doubtful accounts:
2002	$1,746,936	$56,597	$(1,161,705)	$641,828
2001	684,103	1,891,920	(829,087)	1,746,936
2000	804,588	831,998	(952,483)	684,103