Form 10-Q
period 2003-03-31
ICT GROUP INC
filed 2003-05-15
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-20807

ICT GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2458937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Brandywine Boulevard, Newtown PA	18940
(Address of principal executive offices)	(Zip Code)

267-685-5000

Registrant’s telephone number, including area code.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Shares, $0.01 par value, 12,393,950 shares outstanding as of May 9, 2003.

ICT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,564	$16,279
Accounts receivable, net	56,074	54,254
Prepaid expenses and other	10,803	8,201
Deferred income taxes	4,510	4,510

Total current assets	86,951	83,244

PROPERTY AND EQUIPMENT
Communications and computer equipment	82,504	76,954
Furniture and fixtures	18,928	17,359
Leasehold improvements	13,231	12,114

Less: Accumulated depreciation and amortization	114,663	106,427
	(67,678)	(63,100)

	46,985	43,327

DEFERRED INCOME TAXES	726	726
OTHER ASSETS	3,210	3,521

	$137,872	$130,818

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$4,000	$4,000
Accounts payable	16,185	14,870
Accrued expenses	14,879	16,252
Income taxes payable	768	2,130
Accrued litigation	12,850	1,350

Total current liabilities	48,682	38,602

LINE OF CREDIT	20,500	19,000

OTHER LIABILITIES	4,663	5,180

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 12,394 and 12,394 shares issued and outstanding	124	124
Additional paid-in capital	51,277	51,277
Retained earnings	14,034	19,228
Accumulated other comprehensive loss	(1,408)	(2,593)

Total shareholders’ equity	64,027	68,036

	$137,872	$130,818

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUE	$76,579	$72,264

OPERATING EXPENSES:
Cost of services	44,716	41,459
Selling, general and administrative	28,238	25,839
Litigation costs	11,700	250

	84,654	67,548

Operating income (loss)	(8,075)	4,716
INTEREST EXPENSE, net of interest income of $26 and $57	200	149

Income (loss) before income taxes	(8,275)	4,567
INCOME TAXES (BENEFIT)	(3,081)	1,461

NET INCOME (LOSS)	$(5,194)	$3,106

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.42)	$0.25

Diluted earnings (loss) per share	$(0.42)	$0.24

Shares used in computing basic earnings (loss) per share	12,394	12,249

Shares used in computing diluted earnings (loss) per share	12,394	12,913

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,194)	$3,106
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,156	3,505
Tax benefit of stock option exercises	—	187
Amortization of deferred financing costs	64	64
(Increase) decrease in
Accounts receivable	(1,145)	(6,207)
Prepaid expenses and other	(2,486)	(736)
Other assets	126	(42)
Increase (decrease) in:
Accounts payable	999	6,316
Accrued expenses and other liabilities	(1,675)	200
Income taxes payable	(1,365)	(1,202)
Accrued litigation	11,500	250

Net cash provided by operating activities	4,980	5,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,992)	(11,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	1,500	5,000
Proceeds from exercise of stock options	—	61

Net cash provided by financing activities	1,500	5,061

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(203)	(111)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(715)	(888)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,279	12,875

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,564	$11,987

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2002. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 2: CORPORATE RESTRUCTURING

In December 2002, the Company announced a corporate restructuring and recorded a $8,894,000 pre-tax restructuring charge in connection with a plan to reduce its cost structure by closing all or a part of ten contact centers prior to the end of their existing lease term. The restructuring costs included severance of $1,078,000 (relating to 45 employees), site closure costs totaling $7,243,000, which are the estimated costs for closing contact centers, including $6,151,000 in obligations under signed real estate and equipment lease agreements, $1,092,000 in costs related to early lease terminations and the write-off of $573,000 of leasehold improvements, security deposits and certain fixed assets. The discount rate used to present value the remaining payments due under the leases was the risk free interest rate, which was the yield on U.S. treasury obligations with a similar life as the remaining lease payments. Given current market conditions in the locations of the identified contact centers, and the inability to locate any tenants, the Company assumed that no sublease income would be available to offset the future rent payments. Seven of the ten facilities scheduled to be closed were closed by the end of the first quarter of 2003. The remaining facilities will be closed during the balance of 2003. Severance to all but two employees has been fully paid through March 31, 2003.

The change in the restructuring accrual during the three months ended March 31, 2003 is summarized as follows:

	Accrual at December 31, 2002	Cash Payments	Accrual at March 31, 2003
Termination payments to employees	$1,078,000	$669,000	$409,000
Lease obligations	6,151,000	390,000	5,761,000
Facility exit costs	1,092,000	237,000	855,000

	$8,321,000	$1,296,000	$7,025,000

At March 31, 2003, $4,663,000 of the restructuring accrual is recorded as other liabilities in the consolidated balance sheet, which represents lease obligation payments to be made beyond one year. The balance of the restructuring accrual is included in accrued expenses at March 31, 2003.

Note 3: LINE OF CREDIT

In April 2001, the Company entered into a new credit agreement with a group of banks that provides for a three-year, secured revolving credit facility (the Credit Facility) with an aggregate commitment of $85,000,000. The Credit Facility includes sub-limits for both foreign denominated loans and letters of credit. Under the Credit Facility, the Company has two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime, or a Eurodollar rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%, depending on the Company’s ratio of funded debt to EBITDA (net income before interest expense, interest income, income taxes, depreciation and amortization). The Company is required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount, as well as a quarterly low usage fee ranging from 0% to 0.05%, based on the Company’s ratio of funded debt to EBITDA. The Credit Facility contains certain affirmative and negative covenants including financial covenants requiring the maintenance of specified levels of consolidated leverage, consolidated fixed charges and minimum net worth. On May 2, 2003, the Credit Facility was amended to modify certain of the financial covenants. The Company is in compliance with the covenants under the amended Credit Facility.

At March 31, 2003, $24,500,000 of borrowings were outstanding under the Credit Facility. The amount of the unused Credit Facility at March 31, 2003 was $60,500,000.

Note 4: EARNINGS (LOSS) PER SHARE AND STOCK-BASED COMPENSATION

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” Basic earnings (loss) per share (Basic EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share (Diluted EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised. For the three months ended March 31, 2002, the dilutive effect of common stock equivalents used in computing Diluted EPS was 664,000. Given the Company’s loss for the three months ended March 31, 2003, Diluted EPS is the same as Basic EPS as all common stock equivalents would be antidilutive. For the three months ended March 31, 2003 and 2002, options to purchase 1,474,000 and 2,000 shares of common stock, respectively, were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive.

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share at the measurement date, which is generally the grant date. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had accounted for our stock option plans under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148:

	Three Months Ended March 31,
	2003	2002
In thousands, except per share data
Net income (loss), as reported	$(5,194)	$3,106
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	118	147

Pro forma net income (loss)	$(5,312)	$2,959

Diluted earnings (loss) per share, as reported	$(0.42)	$0.24
Pro forma diluted earnings (loss) per share	$(0.43)	$0.23

The weighted average fair value of the options granted during the first quarter of 2003 and 2002 is estimated at $6.61 and $8.22 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002
Expected dividend yield	0.0%	0.0%
Volatility	55%	58%
Risk free interest rate	1.7%	3.8%
Expected life	7.5years	7.5years

Note 5: COMPREHENSIVE INCOME (LOSS)

The Company follows SFAS No. 130, “Reporting Comprehensive Income.” This statement requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$(5,194,000)	$3,106,000
Foreign currency translation adjustments	1,185,000	(117,000)

Comprehensive income (loss)	$(4,009,000)	$2,989,000

Note 6: LEGAL PROCEEDINGS

In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkley County, West Virginia alleging that the Company had violated the West Virginia Wage Payment and Collection Act (the Act) for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count for fraud, alleging that the failure to pay for short break and transition time violated specific representations made by the Company to its employees. The Company filed a response denying liability. In 2001, the Court granted the plaintiffs’ motion to expand the class to include all current and former hourly employees at all four of the Company’s West Virginia facilities and to add twelve current and former executives of the Company as defendants. The plaintiffs then asserted a new allegation that, in addition to not paying employees for breaks and “transition time,” the Company failed to pay employees for production hours worked. The Court has entered two separate orders granting partial summary judgment against the Company and, in the case of one of the orders, against three of the individual defendants, finding that employees were not paid for all hours attributable to short breaks and idle time of less than 30 minutes in duration.

In addition to compensatory claims for unpaid wages, the plaintiffs are seeking liquidated damages under the Act and punitive damages for allegedly fraudulent conduct on the part of the Company and the individual defendants. The method of calculating liquidated damages under the Act is one of the matters in dispute between the parties and there is a significant difference in the amount of potential liquidated damages using the methods the plaintiffs and the Company contend apply. The potential amount of the liquidated damages is affected by such things as the hours a person worked per day, the hourly rate of pay and the number of class members included in the calculation. On April 16, 2003, the Court entered an order granting the plaintiffs’ motion for summary judgment on the method of calculation of liquidated damages under the Act. The Court ruled that, under the Act, every class member who was not paid transition time, short breaks or other wages is owed liquidated damages equal to a day’s wages for every day the amounts due remain unpaid up to 30 days.

On October 11, 2002, the plaintiffs filed a Motion For Sanctions requesting the Court to find certain evidentiary presumptions and to order the defendants to obtain a surety bond in the initial amount of approximately $11,300,000, reflecting the plaintiffs’ contention of the amount of compensatory and liquidated damages due. The plaintiffs subsequently amended their request that the Company post a surety bond by asking the Court to increase the amount of the bond to approximately $21,000,000, alleging that the number of class members had increased and, therefore, the potential amount of compensatory and liquidated damages also had increased. On March 28, 2003, the Court entered an order denying the plaintiffs’ motion that the Company be required to post such bond.

As of December 31, 2002, the Company had accrued $1,350,000 related to the Shingleton litigation. As a result of the April 16, 2003 Court order regarding the method of calculating liquidated damages, the Company increased its estimate of the minimum amount of this loss contingency and increased its accrual as of March 31, 2003 to $12,850,000.

The Company intends to continue its vigorous defense of this action and, at the appropriate time, seek an appeal of the Court’s April 16, 2003 order on the issue of the method of calculating liquidated damages. As a result, the Company will continue to incur additional litigation defense costs, which are expensed as incurred, net of responsive insurance coverage. The Company also is vigorously defending the other disputed issues in the suit, including the allegations of fraud. The Company believes it has meritorious arguments that, if successful on appeal (if an appeal is granted), would significantly reduce the amount of any liquidated damages and that it has meritorious defenses to the fraud allegations. If, however, the plaintiffs’ method of calculating liquidated damages is upheld, or if there is a finding that the Company is liable for punitive damages as a result of engaging in fraudulent conduct, the Company could incur a loss which significantly exceeds the $12,850,000 accrual that the Company has recorded in its consolidated financial statements as of March 31, 2003 and could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known and on its financial position. In the event the Company was to agree to an out-of-court settlement of this matter for an amount in excess of the amount the Company then has accrued in its consolidated financial statements, the Company would take a charge to its operating results for the period in which such settlement occurs. The Company is unable at this time to determine whether such settlement will occur and the amount of any such potential settlement. At a status conference held on January 27, 2003, the Court vacated its prior scheduling order and did not set a new schedule. As a result, there is no discovery deadline and no trial date has been set.

Note 7: 2003 EFFECTIVE TAX RATE

In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” the effective income tax rate of 37% for the three months ended March 31, 2003 has been computed to include the effect of the $11,500,000 litigation charge recorded during the first quarter related to the Shingleton litigation. As a result, the effective income tax rate for the remaining quarters of 2003 will exclude the impact of the litigation charge, and based upon the Company’s current estimates, will approximate 33% for the last three quarters of 2003. The estimated effective income tax rate for the full year 2003, including the effect of the litigation charge in the first quarter, is expected to be approximately 28%.

Note 8: OPERATING AND GEOGRAPHIC INFORMATION

Under the disclosure requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company classifies its operations into two business segments: Domestic CRM and International CRM. The operating segments are managed separately because each operating segment represents a strategic business unit that offers its services in different geographic markets. Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic CRM segment provides inbound and outbound telesales, database marketing, marketing research, contact center consulting, technology hosting, and ongoing customer care management services on behalf of customers operating in the Company’s target industries. The International CRM segment provides the same services in Europe, Canada, Mexico, Barbados, and Australia and includes business conducted by Spantel for the U.S. Hispanic market.

Also, a portion of International CRM’s assets, depreciation and amortization and capital expenditures are used to generate revenue and operating income for the Domestic CRM segment.

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Revenue:
Domestic CRM	$57,849	$59,243
International CRM	18,730	13,021

	$76,579	$72,264

Operating income (loss):
Domestic CRM	$(8,154)	$4,469
International CRM	79	247

	$(8,075)	$4,716

Total assets:
Domestic CRM	$88,298	$76,205
International CRM	39,872	31,131
Corporate	9,702	8,747

	$137,872	$116,083

Depreciation and amortization:
Domestic CRM	$1,593	$1,717
International CRM	1,544	960
Corporate	1,019	828

	$4,156	$3,505

Capital expenditures:
Domestic CRM	$3,391	$4,580
International CRM	2,671	3,645
Corporate	930	3,054

	$6,992	$11,279

The following table represents information about the Company by geographic area:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Revenue:
United States	$59,492	$61,296
Canada	9,921	7,410
Other foreign countries	7,166	3,558

	$76,579	$72,264

Long-lived assets:
United States	$26,186	$28,320
Canada	9,767	5,352
Other foreign countries	11,032	7,382

	$46,985	$41,054

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

ICT Group, Inc. (the Company or ICT) is a leading global provider of integrated customer relationship management (CRM) solutions. The Company provides integrated sales, service and marketing support solutions designed to help its clients identify, acquire, retain, service, measure, and maximize the lifetime value of their customer relationships. ICT’s comprehensive, balanced mix of outsourced CRM solutions includes inbound and outbound sales, up-selling/cross-selling, customer care and retention and technical support/help desk services as well as marketing research, including telephone interviewing, coding and analysis, as well as database design and marketing analysis.

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

The Company’s growth strategy includes the following key elements:

☐    Expanding our value-added services;

☐    Increasing our international presence;

☐    Continuing our focus on industry specialization;

☐    Maintaining our commitment to improving our technologies;

☐    Continuing our commitment to quality service; and

☐    Pursuing complementary acquisitions

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

Our significant accounting policies are described in our audited consolidated financial statements for the year ended December 31, 2002, which are included in our most recent Form 10-K filing. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected.

The Company’s senior management has reviewed these critical accounting policies and estimates with the audit committee of the Company’s board of directors.

Revenue Recognition

The Company recognizes revenue as services are performed, generally based on hours of work incurred. Amounts collected from customers prior to the performance of services are recorded as deferred revenue. Deferred revenue totaled approximately $191,000 and $312,000 as of March 31, 2003 and December 31, 2002, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets. Management believes that its revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101. In November 2002, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this consensus on the Company’s consolidated financial statements.

Accounts Receivable

Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. We continually monitor collections and payments from our customers and maintain an allowance for uncollectible accounts based upon our historical write-off experience and any specific customer collection issues that we have identified. Other items considered in estimating our allowance for uncollectible accounts include the balance of our over 90 day receivables, the financial status of our customers and general economic conditions. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust our allowance for doubtful accounts if our future bad debt expense exceeds our estimated reserve. We are subject to concentration risks as certain of our customers provide a high percentage of total revenue and corresponding receivables. Accounts receivable as of March 31, 2003 and December 31, 2002 were approximately $56.1 million and $54.3 million, respectively, representing approximately 41% of total assets as of March 31, 2003 and December 31, 2002, respectively. Given the significance of accounts receivable to the Company’s consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to measure recoverability. If impairment is indicated, measurement of the impairment will be based on the difference between the fair value and carrying value of the assets, generally determined based on the present value of expected future cash flows associated with the use of the asset. Impairment charges totaling approximately $480,000 were recognized as part of the $8.9 million restructuring charges recorded in the year ended December 31, 2002. Net property and equipment as of March 31, 2003 and December 31, 2002 totaled $47.0 million and $43.3 million, respectively, representing approximately 34% and 33% of total assets, respectively. Additionally, goodwill and other intangible assets represented 2% of total assets as of March 31, 2003 and December 31, 2002.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. The Company has recorded no valuation reserves for deferred tax assets as of March 31, 2003. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

Restructuring Charges

The Company recorded a restructuring charge in December 2002 totaling $8.9 million pre-tax. This charge consisted of severance, site closure costs and asset impairments. As of March 31, 2003, the Company had a remaining accrual of $7.0 million on its consolidated balance sheet for the amount estimated to be payable to terminate the leases and close the identified facilities. Certain estimates were made in determining the amount of the charge for site closure costs and asset impairments. Given current market conditions and the inability to find suitable tenants, the Company has assumed that no sublease income will be available to offset future rent payments due. The amount of the charge could change over time if a suitable tenant is identified or to the extent the Company is able to negotiate early lease terminations. On a quarterly basis, management will be evaluating and assessing the appropriateness of the accrual and will be adjusting it as necessary. As of March 31, 2003, no change has been made to the accrual other than scheduled payments of obligations.

Accounting for Contingencies

In the ordinary course of business, the Company has entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships, or from its relationships with its employees. The Company accounts for contingencies such as these in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires the Company to record an estimated loss contingency when information available prior to issuance of the Company’s consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS No. 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the range shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the Company’s accrual for a loss contingency could fluctuate, thereby creating variability in the Company’s results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in the Company’s consolidated financial statements could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known. As of March 31, 2003, the Company has accrued $12.85 million of costs related to the Shingleton litigation (see Note 6). In calculating the amount of the loss contingency related to the matter, the Company has used certain assumptions to calculate the amount of the liquidated damages. These assumptions, principally the number of affected employees and the average daily wage, differ from those used by the plaintiffs. To the extent that the actual loss exceeds the estimate calculated on the basis of the Company’s assumptions and recorded from time to time on the Company’s consolidated balance sheet, the amount of the loss contingency could be materially higher.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002:

Revenue. Revenue increased 6% to $76.6 million for the three months ended March 31, 2003 from $72.3 million for the three months ended March 31, 2002, driven by a 12% increase in our billable hours, partially offset by a decrease in our hourly billing rate. The reduced hourly billing rate resulted from the migration of production to near-shore and offshore locations from which the Company typically charges a lower revenue rate per hour. Management expects this to continue as additional near-shore and offshore facilities are opened. Revenue from the Domestic CRM segment decreased 2% to $57.8 million from $59.2 million in the prior year and accounted for 76% of the Company’s revenue versus 82% in the prior year. The decline in Domestic CRM revenue was largely due to a slowdown in outbound telemarketing activity resulting from the impact of the economy and, to a lesser extent, uncertainties due to geopolitical issues and impending legislation. International CRM revenue grew 44% to $18.7 million from $13.0 million in the prior year and accounted for 24% of the Company’s revenue versus 18% in the prior year. A substantial portion of the Company’s revenue growth in the first quarter was driven by strong demand for CRM services. CRM services revenue increased by 28% in the first quarter of 2003 versus the same period in the prior year and offset a 12% decline in CRM sales revenue due to the reasons mentioned above. One customer, AOL at 11% accounted for 10% or more of the Company’s revenue in the first quarter of 2003. Three customers, Capital One (14%), Agon Direct Marketing (12%) and AOL (10%), accounted for 10% or more of the Company’s revenue in the first quarter of 2002.

Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 8% to $44.7 million for the three months ended March 31, 2003 from $41.5 million in the three months ended March 31, 2002. This increase is primarily the result of increased direct labor required to support the increased revenue volume. As a percentage of revenue, cost of services increased to 58% for the three months ended March 31, 2003 from 57% for the three months ended March 31, 2002, which was primarily the result of an increase in labor cost per production hour. The increase in wage rates is generally attributable to a shift in the Company’s business mix to include a greater proportion of CRM services revenue, which typically have a higher labor rate per hour. As additional near-shore and offshore facilities are opened, management expects wage rates to decline.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 9% to $28.2 million for the three months ended March 31, 2003 from $25.8 million for the three months ended March 31, 2002 due to increased workstation capacity and additional staff costs added to support business growth in our International CRM segment. As a percentage of revenues, selling, general and administrative expenses were 37% for the three months ended March 31, 2003 compared to 36% for the three months ended March 31, 2002.

Litigation Costs. Litigation costs totaled $11.7 million in the three months ended March 31, 2003. On April 16, 2003, the Circuit Court of Berkley County, West Virginia (the Court) entered an order in the ongoing class action lawsuit granting the plaintiffs’ motion for summary judgment on the method of calculation of liquidated damages under the West Virginia Wage Payment and Collection Act (the Act). The Court ruled that, under the Act, every class member who was not paid transition time, short breaks or other wages is owed liquidated damages equal to a day’s wages for every day the amounts due remained unpaid up to 30 days. Accordingly, as a result of the April 16, 2003 Court order, the Company recorded a charge of $11.5 million representing the change in estimate for additional liquidated damages and interest. The plaintiffs contend, however, among other things, that the average daily wage and the number of affected employees should be greater than the amounts used by the Company to calculate its estimate of liquidated damages.

Interest Expense, net. Interest expense, net of interest income, was $200,000 for the three months ended March 31, 2003 compared to $149,000 for the three months ended March 31, 2002 and reflects the interest expense related to borrowings against the Company’s line of credit for capital expansion partially offset by investment income. The increase in net interest expense is the result of increased average daily outstanding balances on line of credit borrowings during the first quarter of 2003 compared to the first quarter of 2002, partially offset by lower average interest rates on those borrowings, and lower investment income due to lower average interest rates on invested cash in the first quarter of 2003 compared to the same period in 2002.

Provision (Benefit) for Income Taxes. Provision for income taxes decreased from a provision of $1.5 million in the first quarter of 2002 to a benefit of $3.1 million for the first quarter of 2003. For the first quarter of 2003, the effective tax rate was approximately 37% compared to approximately 32% in the first quarter of 2002. The effective tax rate for the first quarter of 2003 was impacted by the litigation charge recorded during the quarter. The Company expects that its effective tax rate will be approximately 33% for the remaining quarters of 2003.

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

Historically, the Company’s business tended to be strongest in the fourth quarter due to the high level of client sales activity prior to the holiday season. Most recently, the Company has experienced quarterly fluctuations in its business as a result of many factors, such as the timing of the demand for the particular services the Company offers in the specific geographic areas the Company services, as well as the increasing portion of the Company’s business coming from CRM services which generally have less seasonality than CRM sales programs.

Liquidity and Capital Resources

Cash provided by operating activities was $5.0 million for the three months ended March 31, 2003 compared to $5.4 million for the three months ended March 31, 2002. The $461,000 decrease is primarily due to an $8.3 million decrease in net income, a $1.8 million increase in prepaid expenses, and a $1.9 million decrease in accrued expenses partially offset by a $11.3 million increase in accrued litigation. Net changes in all other items of operations were approximately the same in both the three months ended March 31, 2003 and March 31, 2002.

Cash used in investing activities was $7.0 million for the three months ended March 31, 2003 compared to $11.3 million for the first quarter of 2002. Current year capital expenditures were primarily to expand capacity in Australia, add offshore capacity in the Philippines and add capacity for an existing client program in the United States. The new Philippine and U.S. centers will be operational in the second quarter of 2003. Capital expenditures in the prior year included infrastructure improvements and the addition of 524 workstations. There was a net decrease in workstation capacity during the first quarter of 2003 as the Company closed six contact centers as part of the restructuring announced in the fourth quarter of 2002. The Company currently expects to use most of the assets at closed centers in other existing centers or other new contact centers that may be opened in the future. The Company operated 8,067 workstations at March 31, 2003 compared to 7,118 workstations at March 31, 2002.

Cash provided by financing activities was $1.5 million for the three months ended March 31, 2003 compared to $5.1 million for the comparable 2002 period. The Company borrowed $1.5 million under its line of credit during the quarter to help finance capital expenditures. In the first quarter of 2002, the Company borrowed $5.0 million under its line of credit to help finance capital expenditures.

The Company’s operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through cash generated from operations, the Company’s line of credit, the ability to acquire equipment through operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. At March 31, 2003, $24.5 million was outstanding under the Company’s line of credit with $60.5 million unused. On May 2, 2003, the Credit Facility was amended to modify certain of the financial covenants. The Company is in compliance with the covenants under the amended Credit Facility.

The Company has an effective shelf registration statement filed with the Securities and Exchange Commission to register 3,000,000 shares of common stock, including 1,000,000 shares by selling shareholders, plus an allowance for over allotments, to be sold in the future. The Company currently has no plans to pursue a follow-on underwritten public offering of its common stock.

FORWARD LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the appropriateness of the Company’s reserves for contingencies, the realizability of the Company’s deferred tax assets, the Company’s ability to finance its operations and capital requirements into 2004, certain information relating to outsourcing trends as well as other trends in the CRM services industry and the overall domestic economy, the Company’s business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company’s plans regarding international expansion, the implementation of quality standards, the seasonality of the Company’s business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform

Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

Some factors that could prevent the Company from achieving its goals—and cause the assumptions underlying the forward-looking statements and the Company’s actual results to differ materially from those expressed in or implied by those forward-looking statements—include, but are not limited to, the following: (i) equity market conditions; (ii) the competitive nature of the CRM services industry and the ability of the Company to continue to distinguish its services from other CRM service companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (iii) economic conditions which could alter the desire of businesses to outsource certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iv) the ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy; (v) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (vi) technology risks, including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive; (vii) the results of the Company’s operations which depend on numerous factors including, but not limited to, the timing of clients’ teleservices campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company’s revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the CRM services industry and the overall economy; (viii) terrorist attacks and their aftermath; (ix) the outbreak of war; (x) the Company’s capital and financing needs and (xi) the cost to defend or settle litigation against the Company or judgments, orders, rulings and other developments in litigation against the Company.

Item 4. Controls and Procedures

a.	Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and its Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. However, it should be noted that no control system can be effective at all times to cause material information relating to the Company to be included in all periodic SEC filings.

b.	There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Management believes that the Company has defenses in the case set forth below in which it is named as a defendant and is vigorously contesting this matter. An unfavorable resolution of the following lawsuit could adversely affect its business, results of operations, or financial condition.

In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkley County, West Virginia alleging that the Company had violated the West Virginia Wage Payment and Collection Act for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count for fraud, alleging that the failure to pay for short break and transition time violated specific representations made by the Company to its employees. The Company filed a response denying liability. In 2001, the Court granted the plaintiffs’ motion to expand the class to include all current and former hourly employees at all four of the Company’s West Virginia facilities and to add twelve current and former executives of the Company as defendants. The plaintiffs then asserted a new allegation that, in addition to not paying employees for breaks and “transition time”, the Company failed to pay employees for production hours worked. The Court has entered two separate orders granting partial summary judgment against the Company and, in the case of one of the orders, against three of the individual defendants, finding that employees were not paid for all hours attributable to short breaks and idle time of less than 30 minutes in duration.

In addition to compensatory claims for unpaid wages, the plaintiffs are seeking liquidated damages under the Act and punitive damages for allegedly fraudulent conduct on the part of the Company and the individual defendants. The method of calculating liquidated damages under the Act is one of the matters in dispute between the parties and there is a significant difference in the amount of potential liquidated damages using the methods the plaintiffs and the Company contend apply. The potential amount of the liquidated damages is affected by such things as the hours a person worked per day, the hourly rate of pay and the number of class members included in the calculation. On April 16, 2003, the Court entered an order granting the plaintiffs’ motion for summary judgment on the method of calculation of liquidated damages under the Act. The Court ruled that, under the Act, every class member who was not paid transition time, short breaks or other wages is owed liquidated damages equal to a day’s wages for every day the amounts due remain unpaid up to 30 days.

On October 11, 2002, the plaintiffs filed a Motion For Sanctions requesting the Court to find certain evidentiary presumptions and to order the defendants to obtain a surety bond in the initial amount of approximately $11.3 million, reflecting the plaintiffs’ contention of the amount of compensatory and liquidated damages due. The plaintiffs subsequently amended their request that the Company post a surety bond by asking the Court to increase the amount of the bond to approximately $21.0 million, alleging that the number of class members had increased and, therefore, the potential amount of compensatory and liquidated damages also had increased. On March 28, 2003, the Court entered an order denying the plaintiffs’ motion that the Company be required to post such bond.

As of December 31, 2002, the Company had accrued $1.35 million related to the Shingleton litigation. As a result of the April 16, 2003 Court order regarding the method of calculating liquidated damages, the Company increased its estimate of the minimum amount of this loss contingency and increased its accrual as of March 31, 2003 to $12.85 million.

The Company intends to continue its vigorous defense of this action and, at the appropriate time, seek an appeal of the Court’s April 16, 2003 order on the issue of the method of calculating liquidated damages. As a result, the Company will continue to incur additional litigation defense costs, which are expensed as incurred, net of responsive insurance coverage. The Company also is vigorously defending the other disputed issues in the suit, including the allegations of fraud. The Company believes it has meritorious arguments that, if successful on appeal (if an appeal is granted), would significantly reduce the amount of any liquidated damages and that it has meritorious defenses to the fraud allegations. If, however, the plaintiffs’ method of calculating liquidated damages is upheld, or if there is a finding that the Company is liable for punitive damages as a result of engaging in fraudulent conduct, the Company could incur a loss which significantly exceeds the $12.85 million accrual that the Company has recorded in its consolidated financial statements as of March 31, 2003 and could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known and on its financial position. In the event the Company was to agree to an out-of-court settlement of this matter for an amount in excess of the amount the Company then has accrued in its consolidated financial statements, the Company would take a charge to its operating results for the period in which such settlement occurs. The Company is unable at this time to determine whether such settlement will occur and the amount of any such potential settlement. At a status conference held on

January 27, 2003, the Court vacated its prior scheduling order and did not set a new schedule. As a result, there is no discovery deadline and no trial date has been set.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10.33—Amendment No.1, dated May 2, 2003, to the Credit Agreement dated April 25, 2001 among the Registrant, certain subsidiaries of the Registrant, Book of America, N.A., Fleet National Bank, Sovereign Bank, La Salle Bank National Association, and Bank Leumi.

(b)	Exhibit 99.1—Chief Executive Officer Certification
Exhibit	99.2—Chief Financial Officer Certification

(b)	The Registrant did not file any reports on Form 8-K for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ICT GROUP, INC.

Date:	May 12, 2003	By:	/s/ JOHN J. BRENNAN
John J. Brennan Chairman, President and Chief Executive Officer

Date:	May 12, 2003	By:	/s/ VINCENT A. PACCAPANICCIA
Vincent A. Paccapaniccia Executive Vice President Corporate Finance, Chief Financial Officer and Assistant Secretary

Sarbanes-Oxley Section 302(a) Certification

I, John J. Brennan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ICT Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	/s/ JOHN J. BRENNAN
John J. Brennan Chairman, President and Chief Executive Officer

Sarbanes-Oxley Section 302(a) Certification

I, Vincent A. Paccapaniccia, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ICT Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	By:	/s/ VINCENT A. PACCAPANICCIA
Vincent A. Paccapaniccia Executive Vice President, Corporate Finance and Chief Financial Officer