Form 10-K/A
period 2002-12-31
ICT GROUP INC
filed 2003-08-28
CIK 1013149

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

Explanatory Note: This Amendment No. 1 to the Registrant’s Form 10-K is filed solely to update Item 15 to include exhibits 99.1 and 99.2. Recently, it came to the attention of the Registrant that the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 inadvertently were included both following the signatures to this report, as originally filed, and as exhibits 99.1 and 99.2 thereto. This Amendment No. 1 is filed to replace such exhibits with the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

ICT GROUP, INC.

FORM 10-K ANNUAL REPORT
For Fiscal Year Ended December 31, 2002

-i-

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

See Index to Financial Statements at page F-1 of this report, as originally filed.

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

10.20	Lease Agreement between Brandywine Operating Partnership, L.P., dated January 23, 2001 (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.22	Amendment to Employment Agreement between Dean Kilpatrick and the Company, January 2, 2002 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.24	Employment Agreement between Robert Mannarino and the Company, dated June 18, 2001 (Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.25	Employment Agreement between John J. Brennan and the Company, dated August 1, 2002 (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

*10.26	Employment Agreement between John L. Magee and the Company, dated August 1, 2002+

*10.27	Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated October 1, 2002+

*10.28	Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated October 1, 2002+

*10.29	Amendment to Employment Agreement between Pam Goyke and the Company, dated October 1, 2002+

*10.30	Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated October 1, 2002+

*10.31	Employment Agreement between John Campbell and the Company, dated March 1, 2003+

*10.32	Amendment to Employment Agreement between Timothy F. Kowalski and the Company, dated March 17, 2003+

*21	List of Subsidiaries

*23	Consent of KPMG LLP

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

 +    Compensation plans and arrangements for executives and others.

 *    Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ICT GROUP, INC. (Registrant)
Dated: August 27, 2003	By:	/s/ JOHN J. BRENNAN

John J. Brennan Chairman, President and Chief Executive Officer

CERTIFICATION

I, John J. Brennan, certify that:

1.         I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of ICT Group, Inc.; and

2.         Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: August 27, 2003	/s/ JOHN J. BRENNAN

John J. Brennan Chairman, President and Chief Executive Officer

CERTIFICATION

I, Vincent A. Paccapaniccia, certify that:

1.         I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of ICT Group, Inc.; and

2.         Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: August 27, 2003	/s/ VINCENT A. PACCAPANICCIA

Vincent A. Paccapaniccia Executive Vice President, Corporate Finance and Chief Financial Officer

ICT GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

*10.26	Employment Agreement between John L. Magee and the Company, dated August 1, 2002+

*10.27	Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated October 1, 2002+

*10.28	Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated October 1, 2002+

*10.29	Amendment to Employment Agreement between Pam Goyke and the Company, dated October 1, 2002+

*10.30	Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated October 1, 2002+

*10.31	Employment Agreement between John Campbell and the Company, dated March 1, 2003+

*10.32	Amendment to Employment Agreement between Timothy F. Kowalski and the Company, dated March 17, 2003+

*21	List of Subsidiaries

*23	Consent of KPMG LLP

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________
 * Previously filed.