Form 10-Q
period 2003-09-30
ICT GROUP INC
filed 2003-11-03
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

Common Shares, $0.01 par value, 12,462,850 shares outstanding as of October 30, 2003.

ICT GROUP, INC.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,710	$16,279
Accounts receivable, net	51,149	54,254
Prepaid expenses and other	14,328	8,201
Deferred income taxes	4,716	4,510

Total current assets	80,903	83,244

PROPERTY AND EQUIPMENT:
Communications and computer equipment	88,964	76,954
Furniture and fixtures	20,258	17,359
Leasehold improvements	15,538	12,114

	124,760	106,427
Less: Accumulated depreciation and amortization	(77,815)	(63,100)

	46,945	43,327

DEFERRED INCOME TAXES	726	726

OTHER ASSETS	3,140	3,521

	$131,714	$130,818

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$27,500	$4,000
Accounts payable	14,830	14,870
Accrued expenses	11,442	15,895
Income taxes payable	—	2,130
Accrued litigation	8,075	1,350

Total current liabilities	61,847	38,245

LINE OF CREDIT	—	19,000

OTHER LIABILITIES	3,201	5,537

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 12,396 and 12,394 shares issued and outstanding in 2003 and 2002, respectively	124	124
Additional paid-in capital	51,300	51,277
Retained earnings	15,404	19,228
Accumulated other comprehensive loss	(162)	(2,593)

Total shareholders’ equity	66,666	68,036

	$131,714	$130,818

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE	$73,320	$74,121	$220,442	$221,299

OPERATING EXPENSES:
Cost of services	44,112	42,473	132,802	126,327
Selling, general and administrative	28,690	26,937	85,692	80,241
Litigation costs	668	150	7,694	450
Restructuring charge (reversal), net	(215)	—	(592)	—

	73,255	69,560	225,596	207,018

Operating income (loss)	65	4,561	(5,154)	14,281

INTEREST EXPENSE, net of interest income of $24 and $46 for the three months and $87 and $162 for the nine months	389	242	846	645

Income (loss) before income taxes	(324)	4,319	(6,000)	13,636

INCOME TAX PROVISION (BENEFIT)	(107)	1,382	(2,176)	4,363

NET INCOME (LOSS)	$(217)	$2,937	$(3,824)	$9,273

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.02)	$0.24	$(0.31)	$0.75

Diluted earnings (loss) per share	$(0.02)	$0.23	$(0.31)	$0.71

Shares used in computing basic earnings (loss) per share	12,396	12,340	12,396	12,296

Shares used in computing diluted earnings (loss) per share	12,396	13,009	12,396	13,023

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,824)	$9,273
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,481	11,227
Tax benefit of stock option exercises	—	336
Asset impairment	280	—
Amortization of deferred financing costs	227	192
(Increase) decrease in:
Accounts receivable	4,820	(2,707)
Prepaid expenses and other	(5,798)	(3,496)
Other assets	(33)	(136)
Increase (decrease) in:
Accounts payable	(857)	2,388
Accrued expenses and other liabilities	(6,375)	318
Income taxes payable	(2,315)	(953)
Accrued litigation	6,725	450

Net cash provided by operating activities	6,331	16,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,108)	(28,855)
Proceeds from sale of property and equipment	—	9,605

Net cash used in investing activities	(15,108)	(19,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	4,500	5,000
Proceeds from exercise of stock options	23	369

Net cash provided by financing activities	4,523	5,369

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(1,315)	(625)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,569)	2,386
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,279	12,875

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,710	$15,261

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 2: CORPORATE RESTRUCTURING

In December 2002, the Company announced a corporate restructuring and recorded a $8,894,000 pre-tax restructuring charge in connection with a plan to reduce its cost structure by closing all or part of ten contact centers prior to the end of their existing lease terms. The restructuring costs included severance of $1,078,000, site closure costs totaling $7,243,000, which were the estimated costs for closing the contact centers, including $6,151,000 in obligations under signed real estate and equipment lease agreements, $1,092,000 in costs related to early lease terminations and the write-off of $573,000 of leasehold improvements, security deposits and certain fixed assets. The discount rate used to present value the remaining payments due under the leases was the risk free interest rate, which was the yield on U.S. treasury obligations with a similar life as the remaining lease payments. The Company had assumed that no sublease income would be available to offset future rent payments given the current market conditions in the locations of the identified contact centers at that time, and the inability to locate any tenants. All of the ten facilities were closed by the end of the second quarter of 2003. Severance to all but one employee was fully paid as of September 30, 2003. The remaining severance payments are scheduled to continue through February 2004.

The change in the restructuring accrual during the nine months ended September 30, 2003 is summarized as follows (amounts in thousands):

	Accrual at December 31, 2002	Cash Payments	Reversals	Accrual at September 30, 2003
Severance	$1,078	$897	$—	$181
Lease obligations	6,151	2,984	237	2,930
Facility exit costs	1,092	354	560	178

	$8,321	$4,235	$797	$3,289

During the three months ended September 30, 2003, the Company entered into a sublease agreement for one of the closed facilities. Accordingly, the Company reversed $165,000 of the restructuring accrual, which represents the amount of sublease rent to be received. The Company also recorded adjustments relating to various facilities resulting in additional net reversals of $50,000.

During the quarter ended June 30, 2003, the Company negotiated lease termination settlements for certain facilities that were part of the December 2002 restructuring. The settlement amounts were below the Company’s original estimate of lease obligations and facility exit costs. Therefore, the Company reversed $582,000 of the restructuring accrual in order to appropriately reflect the settlement amounts. The settlement amounts were paid in July 2003. During the implementation of the restructuring plan in the six months ended June 30, 2003, the Company identified additional assets which management currently does not plan to utilize in other facilities. The Company has classified these as assets held for disposal and has written them down to fair value, resulting in an impairment charge of $205,000.

The adjustments to the restructuring charge of $797,000 and the $205,000 asset impairment have been recorded in the restructuring charge line in the accompanying consolidated statements of operations.

The Company continues to evaluate and update its estimation of the remaining liabilities.

At September 30, 2003, $2,366,000 of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments to be made beyond one year. The balance of the restructuring accrual is included in accrued expenses at September 30, 2003.

Note 3: RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of how to allocate revenue for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 can be adopted prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF Issue 00-21 as of July 1, 2003 on a prospective basis, as provided for by the EITF. The adoption of EITF Issue 00-21 did not have a material impact on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and for certain preexisting contracts. The Company adopted SFAS No. 149 on July 1, 2003 on a prospective basis, as provided for by the pronouncement. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

Note 4: LINE OF CREDIT

In April 2001, the Company entered into a credit agreement with a group of banks that provides for a three-year, secured revolving credit facility (the Credit Facility) with an aggregate commitment of $85,000,000. The Credit Facility includes sub-limits for both foreign denominated loans and letters of credit. Under the Credit Facility, the Company has two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime, or a Eurodollar rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%, depending on the Company’s ratio of funded debt to EBITDA (net income before interest expense, interest income, income taxes, depreciation and amortization). The Company is required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount, as well as a quarterly low usage fee ranging from 0% to 0.05%, based on the Company’s ratio of funded debt to EBITDA. The Credit Facility contains certain affirmative and negative covenants including financial covenants requiring the maintenance of specified levels of consolidated leverage, consolidated fixed charges and minimum net worth. On May 2, 2003, the Credit Facility was amended to modify certain of the financial covenants. The Company is in compliance with the covenants under the amended Credit Facility as of September 30, 2003.

At September 30, 2003, $27,500,000 of borrowings was outstanding under the Credit Facility. This entire amount is classified as a current liability in the accompanying consolidated balance sheet since the Credit Facility has a maturity date of April 28, 2004. The amount of the unused Credit Facility at September 30, 2003 was $57,500,000. During October 2003 the Company signed an arrangement letter to renew the line of credit facility in the fourth quarter of 2003, however, this renewal is subject to a successful bank syndication and the execution of a definitive agreement.

Note 5: EARNINGS (LOSS) PER SHARE AND STOCK-BASED COMPENSATION

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share (Basic EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share (Diluted EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised. Given the Company’s loss for the three months and nine months ended September 30, 2003, Diluted EPS is the same as Basic EPS as all common stock equivalents would be antidilutive. Accordingly, for both the three and nine months ended September 30, 2003, options to purchase 900,000 shares of common stock were not included in the computation of Diluted EPS. For the three and nine months ended September 30, 2002, the dilutive effect of common stock equivalents used in computing Diluted EPS was 669,000 and 727,000, respectively. For the three and nine months ended September 30, 2002, options to purchase 17,000 and 14,000 shares of common stock, respectively, were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2003	2002	2003	2002
Net income (loss), as reported	$(217)	$2,937	$(3,824)	$9,273
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	142	400	408	735

Pro forma net income (loss)	$(359)	$2,537	$(4,232)	$8,538

Diluted earnings (loss) per share, as reported	$(0.02)	$0.23	$(0.31)	$0.71
Pro forma diluted earnings (loss) per share	$(0.03)	$0.20	$(0.34)	$0.66

The weighted average fair value of the options granted during the three months ended September 30, 2003 and 2002 is estimated at $6.21 and $11.61 per share, respectively, on the date of grant. The weighted average fair value of the options granted during the nine months ended September 30, 2003 and 2002 is estimated at $7.00 and $10.19 per share, respectively, on the date of grant. These estimates are derived from the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	63%	81%	70%	81%
Risk free interest rate	4.30%	3.80%	4.10%	3.80%
Expected life	8.0 years	7.5 years	8.0 years	7.5 years

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(217)	$2,937	$(3,824)	$9,273
Unrealized loss on derivatives, net of tax (see Note 10)	(24)	—	(24)	—
Foreign currency translation adjustments	(1,017)	(574)	2,455	585

Comprehensive income (loss)	$(1,258)	$2,363	$(1,393)	$9,858

Note 7: LEGAL PROCEEDINGS

In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkeley County, West Virginia (the Court) alleging that the Company had violated the West Virginia Wage Payment and Collection Act (the Act) for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count for fraud, alleging that the failure to pay for short break and transition time violated specific representations made by the Company to its employees. The Company filed a response denying liability. In 2001, the Court granted the plaintiffs’ motion to expand the class to include all current and former hourly employees at all four of the Company’s West Virginia facilities and to add twelve current and former executives of the Company as defendants. The plaintiffs then asserted a new allegation that, in addition to not paying employees for breaks and “transition time,” the Company failed to pay employees for production hours worked. The Court has entered two separate orders granting partial summary judgment against the Company and, in the case of one of the orders, against three of the individual defendants, finding that employees were not paid for all hours attributable to short breaks and idle time of less than 30 minutes in duration.

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

As required by SFAS No. 5, “Accounting for Contingencies,” the Company re-evaluated its position with respect to this litigation as of June 30, 2003 and reduced the accrual. This decision was based principally on a recent ruling of the United States Supreme Court that the United States Constitution limited an award of punitive damages relative to the compensatory damages awarded in the same matter. Subsequent to its initial decision, in two other cases before it, the Supreme Court directed the trial courts in those cases to reconsider their previous rulings in light of this decision. In older cases, the Supreme Court found that liquidated damages imposed for violations of law are subject to limitations similar to those applicable to punitive damage awards. In view of these Supreme Court cases, the Company determined that the loss contingency previously recorded for the ongoing class action litigation exceeded the accrual required in accordance with SFAS No. 5. In applying the recent Supreme Court cases to management’s estimate of the accrual required by SFAS No. 5, the Company determined that the accrual required for the litigation contingency was lower than the loss contingency previously recorded as of March 31, 2003. As a result, the Company reduced the accrual for this litigation from $12,850,000 to $7,850,000 during the quarter ended June 30, 2003.

As of September 30, 2003, the Company increased the accrual for this litigation by $225,000 to a total amount of $8,075,000 to reflect adjustments made to the computation of compensatory damages, liquidated damages, and other costs, including accrued interest.

The Company intends to continue its vigorous defense of this action and, at the appropriate time, seek an appeal of the Court’s April 16, 2003 order on the issue of the method of calculating liquidated damages. As a result, the Company will continue to incur additional litigation defense costs, which are expensed as incurred, net of responsive insurance coverage. The Company also is vigorously defending the other disputed issues in the suit, including the allegations of fraud. The Company believes it has meritorious arguments that, if successful on appeal (if an appeal is granted), would significantly reduce the amount of any liquidated damages and that it has meritorious defenses to the fraud allegations. If, however, the plaintiffs’ method of calculating liquidated damages is upheld, or if there is a finding that the Company is liable for punitive damages as a result of engaging in fraudulent conduct, the Company could incur a loss which significantly exceeds the $8,075,000 accrual that the Company has recorded in its consolidated financial statements as of September 30, 2003 and could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known. In the event the Company was to agree to an out-of-court settlement of this matter for an amount in excess of the amount the Company then has accrued in its consolidated financial statements, the Company would take a charge to its operating results for the period in which such settlement occurs. The Company is unable at this time to determine whether such settlement will occur and the amount of any such potential settlement. There is no discovery deadline in this matter, and no trial date has been set.

Note 8: 2003 EFFECTIVE TAX RATE

In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” the effective income tax rate of 36.3% for the nine months ended September 30, 2003 has been computed to include the effect of the net $6,725,000 increase in the litigation accrual that was recorded related to the Shingleton litigation. As a result, the effective income tax rate for the fourth quarter of 2003 will exclude the impact of the litigation charge, and, based upon the Company’s current estimates, will approximate 24%. The estimated effective income tax rate for the full year 2003, including the effect of the litigation charge in the first nine months, is expected to be approximately 42%.

Note 9: OPERATING AND GEOGRAPHIC INFORMATION

Under the disclosure requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company classifies its operations into two business segments: Domestic Customer Relationship Management (Domestic CRM) and International CRM. The operating segments are managed separately because each operating segment represents a strategic business unit that offers its services in different geographic markets. Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic CRM segment provides inbound and outbound telesales, collectively known as CRM Sales, as well as database marketing, marketing research, contact center consulting, technology hosting, and ongoing customer care management services, collectively known as CRM Services, on behalf of customers operating in the Company’s target industries. The International CRM segment provides the same services in Europe, Canada, Mexico, Barbados, Australia, and the Philippines and includes business conducted by Spantel for the U.S. Hispanic market.

Also, a portion of International CRM’s assets, depreciation and amortization and capital expenditures are used to generate revenue and operating income for the Domestic CRM segment.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Domestic CRM	$55,632	$55,957	$166,895	$174,889
International CRM	17,688	18,164	53,547	46,410

	$73,320	$74,121	$220,442	$221,299

Operating income (loss):
Domestic CRM	$867	$4,391	$(3,013)	$13,426
International CRM	(802)	170	(2,141)	855

	$65	$4,561	$(5,154)	$14,281

Total assets:
Domestic CRM	$73,460	$75,148
International CRM	48,237	35,470
Corporate	10,017	10,327

	$131,714	$120,945

Depreciation and amortization:
Domestic CRM	$1,766	$1,430	$5,070	$4,932
International CRM	1,734	1,313	4,915	3,481
Corporate	1,263	1,044	3,496	2,814

	$4,763	$3,787	$13,481	$11,227

Capital expenditures:
Domestic CRM	$1,846	$3,107	$6,958	$13,926
International CRM	688	3,171	6,411	10,287
Corporate	461	1,036	1,739	4,642

	$2,995	$7,314	$15,108	$28,855

The following table represents information about the Company by geographic area:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
United States	$56,146	$57,164	$170,171	$179,927
Canada	9,149	9,857	27,507	25,353
Other foreign countries	8,025	7,100	22,764	16,019

	$73,320	$74,121	$220,442	$221,299

Long-lived assets
United States	$24,237	$25,996
Canada	10,853	6,860
Other foreign countries	11,855	9,387

	$46,945	$42,243

Note 10: DERIVATIVE INSTRUMENTS

On June 27, 2003, the Company commenced a foreign currency hedging strategy to mitigate the cash flow effects of strengthening foreign currencies against the U.S. dollar. In June 2003, the Company entered into a series of non-deliverable average-rate range forward contracts. The underlying currency for each of these derivatives is the Canadian dollar (CAD), with a notional amount of 2,700,000 CAD. The Company entered into six derivatives, one for each month from July 2003 through December 2003. Each contract expires on the last business day of each month and settles on the first business day of the following month.

The Company has applied SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133”, and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” for this transaction. The Company expects these derivative instruments to be highly effective foreign currency cash flow hedges, and therefore changes in the fair value of the derivative will be recorded through other comprehensive income until the end of each month when settlement occurs, at which time any gains or losses will be realized.

For the three months ended September 30, 2003 the Company has recorded losses of $117,000 associated with the derivative instruments that have settled. As of September 30, 2003, the Company has recorded an unrealized loss of $24,000, net of tax, which represents the fair value of the outstanding derivative instruments.

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

Revenue Recognition

The Company recognizes revenue as services are performed, generally based on hours of work incurred. Amounts collected from customers prior to the performance of services are recorded as deferred revenue. Deferred revenue totaled approximately $159,000 and $312,000 as of September 30, 2003 and December 31, 2002, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets. Management believes that its revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101. In November 2002, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of how to allocate revenue for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 is effective for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF Issue 00-21 as of July 1, 2003, on a prospective basis, as provided for by the EITF. The adoption of EITF Issue 00-21 did not have a material impact on the Company’s consolidated financial statements.

Accounts Receivable

The Company’s accounts receivable balances are net of an estimated allowance for uncollectible accounts. The Company continually monitors collections and payments from customers and maintains an allowance for uncollectible accounts based upon its historical write-off experience and any specific customer collection issues that have been identified. Other items considered in estimating the Company’s allowance for uncollectible accounts include the balance of its over 90-day receivables, the financial status of its customers and general economic conditions. While the Company believes its reserve estimate to be appropriate, it may be necessary to increase the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve. The Company is subject to concentration risks as certain customers provide a high percentage of total revenue and corresponding receivables. Accounts receivable as of September 30, 2003 and December 31, 2002 were approximately $51.1 million and $54.3 million, respectively, representing approximately 38% and 41% of total assets as of September 30, 2003 and December 31, 2002, respectively. Given the significance of accounts receivable to the Company’s consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to measure recoverability. If impairment is indicated, measurement of the impairment will be based on the difference between the fair value and carrying value of the assets, generally determined based on the present value of expected future cash flows associated with the use of the asset. Impairment charges totaling approximately $573,000 were recognized as part of the $8.9 million restructuring charge recorded in the year ended December 31, 2002. For the nine months ended September 30, 2003, additional impairment charges of $205,000 were recognized. Net property and equipment as of September 30, 2003 and December 31, 2002 totaled $46.9 million and $43.3 million, respectively, representing approximately 36% and 33% of total assets, respectively. Additionally, goodwill and other intangible assets represented 2% of total assets as of September 30, 2003 and December 31, 2002.

Accounting for Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income. The Company has recorded no valuation reserves for deferred tax assets as of September 30, 2003. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

Restructuring Charges

The Company recorded a restructuring charge in December 2002 totaling $8.9 million pre-tax. This charge consisted of severance, site closure costs and asset impairments. As of September 30, 2003, the Company had a remaining accrual of $3.3 million on its consolidated balance sheet for the amount of estimated costs required to terminate the leases and close the identified facilities. Certain estimates were made in determining the amount of the charge for site closure costs and asset impairments, but did not include estimates for sublease income given the market conditions at that time and the inability to find suitable tenants. The amount of the charge continues to be subject to change over time if a suitable tenant is identified or to the extent the Company is able to negotiate early lease terminations. On a quarterly basis, management will continue to evaluate and assess the appropriateness of the accrual and will be adjusting it as necessary. During the nine months ended September 30, 2003, the Company negotiated lease termination settlements and entered into a sublease arrangement for certain facilities that were part of the December 2002 restructuring. To reflect the lease termination settlements and sublease arrangement along with other adjustments to the estimates, the Company reversed $797,000 of the restructuring accrual. During the implementation of the restructuring plan in the nine months ended September 30, 2003, the Company identified additional assets for which management currently has no plan to utilize in other facilities. The Company has classified these as assets held for disposal and has written them down to fair value, resulting in an impairment charge of $205,000. The $797,000 reversal of the restructuring accrual and the $205,000 asset impairment have been recorded in the restructuring charge line in the accompanying consolidated statements of operations.

Accounting for Contingencies

In the ordinary course of business, the Company has entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships, or from its relationships with its employees. The Company accounts for contingencies such as these in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires the Company to record an estimated loss contingency when information available prior to the issuance of the Company’s consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS No. 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the range shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the Company’s accrual for a loss contingency could fluctuate, thereby creating variability in the Company’s results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in the Company’s consolidated financial statements could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known. As of September 30, 2003, the Company has accrued $8.075 million for costs related to the Shingleton litigation (see Note 7). In calculating the amount of the loss contingency related to the matter, the Company has used certain assumptions to calculate the amount of the liquidated damages. These assumptions, principally the number of affected employees and the average daily wage, differ from those used by the plaintiffs. To the extent that the actual loss exceeds the estimate calculated on the basis of the Company’s assumptions and recorded from time to time on the Company’s consolidated balance sheet, the amount of the loss contingency could be materially higher.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002:

Revenue. Revenue decreased 1% to $73.3 million for the three months ended September 30, 2003 from $74.1 million for the three months ended September 30, 2002, primarily driven by a 38% reduction in Domestic outbound telemarketing sales, partially offset by a 58% increase in Domestic CRM Services. Revenue from the Domestic CRM segment decreased 0.7% to $55.6 million from $56.0 million in the prior year period and accounted for 76% of the Company’s revenue versus 75% in the prior year. The results of the Domestic CRM segment reflect a slowdown in outbound telemarketing activity resulting from the impact of the economy and recently enacted legislation; however, this slowdown was partially offset by increased market penetration of inbound customer care services. International CRM revenue declined 3% to $17.7 million from $18.2 million in the prior year and accounted for 24% of the Company’s revenue versus 25% in the prior year. The decrease in International CRM revenue was primarily due to the effects of a customer who made a decision to bring their customer care services in-prior year and partially offset a 29% decline in total CRM sales revenue. There were no customers that accounted for 10% or more of the Company’s revenue in the third quarter of 2003. One customer, AOL, accounted for 11% of the Company’s revenue in the third quarter of 2002.

Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 4% to $44.1 million for the three months ended September 30, 2003 from $42.5 million in the three months ended September 30, 2002. This increase was primarily the result of an increase in labor cost per production hour. The increase in wage rates is generally attributable to foreign currency exchange rates, training costs associated with the ramp-up of new programs, and a shift in the Company’s business mix to include a greater proportion of CRM services revenue, which typically have a higher labor rate per hour. As a percentage of revenue, cost of services increased to 60% for the three months ended September 30, 2003 from 57% for the three months ended September 30, 2002. As additional near-shore and offshore facilities are opened, management expects consolidated wage rates to decline.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 7% to $28.7 million for the three months ended September 30, 2003 from $26.9 million for the three months ended September 30, 2002 as a result of increased workstation capacity and additional infrastructure costs. As a percentage of revenue, selling, general and administrative expenses were 39% for the three months ended September 30, 2003 compared to 36% for the three months ended September 30, 2002. This percentage increase is primarily due to economic conditions, which caused the Company to maintain certain levels of fixed costs, which were not offset by increases in the Company’s revenue.

Litigation Costs. For the three months ended September 30, 2003, the Company incurred $443,000 of costs associated with litigation defense. The Company also increased its litigation accrual by $225,000 to $8.075 million at September 30, 2003. The accrual as of September 30, 2003 represents the Company’s best estimate for compensatory damages, liquidated damages and accrued interest costs associated with the employment class action lawsuit. The additional amount recorded in the three months ended September 30, 2003 reflects adjustments made to the computation of compensatory damages, liquidated damages, and other costs, including accrued interest.

Restructuring Charge. During three months ended September 30, 2003, the Company entered into a sublease agreement for a facility that was part of the December 2002 restructuring. Accordingly, the Company reversed $165,000 of the restructuring accrual, which represents the amount of sublease rent to be received. Additional changes to the Company’s original lease estimates resulted in a reversal of approximately $50,000.

Interest Expense, net. Interest expense, net of interest income, was $389,000 for the three months ended September 30, 2003 compared to $242,000 for the three months ended September 30, 2002 and reflects the interest expense related to borrowings against the Company’s line of credit for capital expansion, partially offset by investment income. The increase in net interest expense is the result of increased average daily outstanding balances on the line of credit during the third quarter of 2003 compared to the third quarter of 2002, partially offset by lower average interest rates on those borrowings, and lower investment income due to lower average interest rates on invested cash in the third quarter of 2003 compared to the same period in 2002.

Income Tax Provision (Benefit). Provision for income taxes decreased from $1.4 million in the third quarter of 2002 to a $107,000 benefit for the third quarter of 2003. For the third quarter of 2003, the effective tax rate was approximately 33% compared to approximately 32% in the third quarter of 2002. The Company expects that its effective tax rate will be approximately 24% for the fourth quarter of 2003, which excludes the effect of the litigation charge.

Nine Months Ended September 30, 2003 and 2002:

Revenue. Revenue was $220.4 million for the nine months ended September 30, 2003 and $221.3 million for the nine months ended September 30, 2002. Revenue was impacted by decreases in Domestic inbound telemarketing services offset by increases in Domestic CRM Services. Revenue from the Domestic CRM segment decreased 5% to $166.9 million from $174.9 million in the prior year and accounted for 76% of the Company’s revenue versus 79% in the prior year. The decline in Domestic CRM revenue was largely due to a slowdown in outbound telemarketing activity resulting from the impact of the economy and to recently enacted legislation. International CRM revenue grew 15% to $53.5 million from $46.4 million in the prior year and accounted for 24% of the Company’s revenue versus 21% in the prior year. The increase in International CRM revenue was primarily due to an increase in CRM sales activity and the effects of foreign currency exchange rates. Total CRM services revenue increased by 26% in the first nine months of 2003 versus the same period in the prior year which offset a 23% decline in total CRM sales revenue. One customer, AOL, accounted for 10% of the Company’s revenue in the first nine months of 2003. Two customers, Capital One and AOL, accounted for 12% and 10%, respectively, of the Company’s revenue in the first nine months of 2002.

Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 5% to $132.8 million for the nine months ended September 30, 2003 from $126.3 million in the nine months ended September 30, 2002. This increase was primarily the result of an increase in labor cost per production hour. The increase in wage rates is generally attributable to foreign currency exchange rates, training costs associated with the ramp-up of new programs, and a shift in the Company’s business mix to include a greater proportion of CRM services revenue, which typically have a higher labor rate per hour. As a percentage of revenue, cost of services increased to 60% for the nine months ended September 30, 2003 from 57% for the nine months ended September 30, 2002. As additional near-shore and offshore facilities are opened, management expects consolidated wage rates to decline.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6% to $85.7 million for the nine months ended September 30, 2003 from $80.2 million for the nine months ended September 30, 2002 as a result of increased workstation capacity and additional infrastructure costs. As a percentage of revenue, selling, general and administrative expenses were 39% for the nine months ended September 30, 2003 compared to 36% for the nine months ended September 30, 2002. This percentage increase is primarily due to economic conditions, which caused the Company to maintain certain levels of fixed costs, which were not offset by increases in the Company’s revenue.

Litigation Costs. Litigation costs totaled $7.7 million during the nine months ended September 30, 2003 and includes $969,000 of costs associated with litigation defense. On April 16, 2003, the Circuit Court of Berkeley County, West Virginia entered an order in the ongoing class action lawsuit granting the plaintiffs’ motion for summary judgment on the method of calculation of liquidated damages under the West Virginia Wage Payment and Collection Act. The Court ruled that, under the Act, every class member who was not paid transition time, short breaks or other wages is owed liquidated damages equal to a day’s wages for every day the amounts due remained unpaid up to 30 days. There are recent Supreme Court rulings, however, which limit an award of punitive damages relative to the compensatory damages awarded in the same matter. In older cases, the Supreme Court found that liquidated damages imposed for violations of law are subject to limitations similar to those applicable to punitive damage awards. Accordingly, as a result of the April 16, 2003 Court order and taking into consideration the subsequent Supreme Court rulings, the Company recorded a charge of $6.7 million during the nine months ended September 30, 2003, representing the Company’s estimate of compensatory damages, liquidated damages and other costs, including accrued interest.

Restructuring Charge. During the nine months ended September 30, 2003, the Company negotiated lease termination settlements, entered into a sublease agreement, and adjusted original estimates for certain facilities that were part of the December 2002 restructuring. The Company reversed $797,000 of the restructuring accrual in order to appropriately reflect the settlement amounts, sublease amount and the other changes in estimate. During the implementation of the restructuring plan in the nine months ended September 30, 2003, the Company identified additional assets for which management currently has no plan to utilize in other facilities. The Company has classified these as assets held for disposal and has written them down to fair value, resulting in an impairment charge of $205,000.

Interest Expense, net. Interest expense, net of interest income, was $846,000 for the nine months ended September 30, 2003 compared to $645,000 for the nine months ended September 30, 2002 and reflects the interest expense related to borrowings against the Company’s line of credit for capital expansion partially offset by investment income. The increase in net interest expense is the result of increased average daily outstanding balances on the line of credit during the first nine months of 2003 compared to the first nine months of 2002, partially offset by lower average interest rates on those borrowings, and lower investment income due to lower average interest rates on invested cash in the first nine months of 2003 compared to the same period in 2002.

Income Tax Provision (Benefit). Provision for income taxes decreased from a provision of $4.4 million in the first nine months of 2002 to a benefit of $2.2 million for the first nine months of 2003. For the first nine months of 2003, the effective tax rate was approximately 36% compared to approximately 32% in the first nine months of 2002. The effective tax rate for the first nine months of 2003 was impacted by the litigation charge recorded during 2003. The Company expects that its effective tax rate will be approximately 24% for the fourth quarter of 2003, which excludes the effect of the litigation charge.

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

Liquidity and Capital Resources

Cash provided by operating activities was $6.3 million for the nine months ended September 30, 2003 compared to $16.9 million for the nine months ended September 30, 2002. The decrease is primarily due to a $13.1 million decrease in net income that was partially offset by an increase of $2.2 million in depreciation and amortization expense as compared to the prior year. Working capital changes were positively impacted by a significant improvement in accounts receivable of $7.5 million due to improved cash collections, and increase in accrued litigation costs, offset by cash outflows relating to prepaid expenses, accounts payable, and accrued expenses.

Cash used in investing activities for capital expenditures was $15.1 million for the nine months ended September 30, 2003 compared to $19.3 million, net of $9.6 million of proceeds from the sale of assets, for the nine months ended September 30, 2002. Current year capital expenditures were primarily to expand capacity in Australia, add offshore capacity in the Philippines and add capacity for an existing client program in the United States. Capital expenditures in the prior year included infrastructure improvements and the addition of 1,142 workstations.

The Company operated 8,357 workstations at September 30, 2003 compared to 7,736 workstations at September 30, 2002.

Cash provided by financing activities was $4.5 million for the nine months ended September 30, 2003 compared to $5.4 million for the comparable 2002 period. The Company borrowed $4.5 million under its line of credit during the first nine months of 2003 to help finance capital expenditures. In the first nine months of 2002, the Company had net borrowings of $5.0 million under its line of credit to help finance capital expenditures.

The Company’s operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through cash generated from operations, the Company’s line of credit, the ability to acquire equipment through operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. At September 30, 2003, the Company had $10.7 million of cash and cash equivalents along with $57.5 million available under the Company’s line of credit. The Company had $27.5 million of outstanding borrowings under the line of credit at September 30, 2003. On May 2, 2003, the Credit Facility was amended to modify certain of the financial covenants. The Company is in compliance with the covenants under the Credit Facility as of September 30, 2003. During October 2003, the Company signed an arrangement letter to renew the line of credit facility in the fourth quarter of 2003, however, this renewal is subject to a successful bank syndication and the execution of a definitive agreement. The Company believes that cash on hand, together with cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under the Credit Facility will be sufficient to finance its current operations and planned capital expenditures for at least the next twelve months.

The Company has an effective shelf registration statement filed with the Securities and Exchange Commission to register 3,000,000 shares of common stock, including 1,000,000 shares by selling shareholders, plus an allowance for over allotments, to be sold in the future. The Company currently has no plans to pursue a follow-on underwritten public offering of its common stock.

FORWARD - LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the appropriateness of the Company’s reserves for contingencies, the realizability of the Company’s deferred tax assets, the Company’s ability to finance its operations and capital requirements for at least the next twelve months, certain information relating to outsourcing trends as well as other trends in the CRM services industry and the overall domestic economy, the Company’s business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company’s plans regarding international expansion, the implementation of quality standards, the seasonality of the Company’s business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its variable rate line of credit. Borrowings under the line of credit are subject to variable LIBOR or prime base rate pricing. As of September 30, 2003, the Company had $27.5 million outstanding under its line of credit. The Company does not currently use derivative instruments to mitigate changes in the variable interest rates such as interest rate swaps or interest rate lock agreements. However, the Company may consider these instruments to manage the impact of changes in interest rates based on management’s assessment of future interest rates, volatility of the yield curve and the Company’s ability to access the capital markets in a timely manner.

Foreign Currency Risk

The Company has operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these operations from local currencies to U.S. dollars affects year-to-year comparability of operating results. The Company’s foreign operations comprised approximately 23% of the Company’s consolidated revenue for the nine months ended September 30, 2003. Additionally 30% of Domestic CRM revenue was produced through the Company’s international facilities.

The Company has commenced a foreign currency hedging strategy to mitigate currency risk associated with the Canadian dollar (CAD). The Company is hedging a portion of anticipated operating costs and payables. Currently, the Company’s hedge strategy is targeted at mitigating the cash flow impact caused by the strengthening CAD, however management will continue to monitor foreign currency risk in the various countries in which the Company has operations and evaluate whether additional hedging arrangements are appropriate. During 2003, the Company entered into a series of non-deliverable average-rate range forward contracts. The underlying currency for each of these derivatives is the CAD, with a notional amount of 2.7 million CAD. The Company entered into six derivatives, one for each month from July 2003 through December 2003. Each contract expires on the last business day of each month and settles on the first business day of the following month.

For the three and nine months ended September 30, 2003, the Company has recorded losses of $117,000 associated with the derivative instruments that have settled. As of September 30, 2003, the Company has recorded an unrealized loss of $24,000, net of tax, which represents the fair value of the outstanding derivative instruments.

Item 4.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

b.	Change in Internal Control over Financial Reporting

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

In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkeley County, West Virginia (the Court) alleging that the Company had violated the West Virginia Wage Payment and Collection Act (the Act) for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count for fraud, alleging that the failure to pay for short break and transition time violated specific representations made by the Company to its employees. The Company filed a response denying liability. In 2001, the Court granted the plaintiffs’ motion to expand the class to include all current and former hourly employees at all four of the Company’s West Virginia facilities and to add twelve current and former executives of the Company as defendants. The plaintiffs then asserted a new allegation that, in addition to not paying employees for breaks and “transition time”, the Company failed to pay employees for production hours worked. The Court has entered two separate orders granting partial summary judgment against the Company and, in the case of one of the orders, against three of the individual defendants, finding that employees were not paid for all hours attributable to short breaks and idle time of less than 30 minutes in duration.

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

As required by SFAS No. 5, “Accounting for Contingencies,” the Company re-evaluated its position with respect to this litigation as of June 30, 2003 and reduced the accrual. This decision was based principally on a recent ruling of the United States Supreme Court that the United States Constitution limited an award of punitive damages relative to the compensatory damages awarded in the same matter. Subsequent to its initial decision, in two other cases before it, the Supreme Court directed the trial courts in those cases to reconsider their previous rulings in light of this decision. In older cases, the Supreme Court found that liquidated damages imposed for violations of law are subject to limitations similar to those applicable to punitive damage awards. In view of these Supreme Court cases, the Company determined that the loss contingency previously recorded for the ongoing class action litigation exceeded the accrual required in accordance with SFAS No. 5. In applying the recent Supreme Court cases to management’s estimate of the accrual required by SFAS No. 5, the Company determined that the accrual required for the litigation contingency was lower than the loss contingency previously recorded as of March 31, 2003. As a result, the Company reduced the accrual for this litigation from $12.85 million to $7.85 million during the quarter ended June 30, 2003.

As of September 30, 2003, the Company increased the accrual for this litigation by $225,000 to a total amount of $8.075 million to reflect adjustments made to the computation of compensatory damages, liquidated damages, and other costs, including accrued interest.

The Company intends to continue its vigorous defense of this action and, at the appropriate time, seek an appeal of the Court’s April 16, 2003 order on the issue of the method of calculating liquidated damages. As a result, the Company will continue to incur additional litigation defense costs, which are expensed as incurred, net of responsive insurance coverage. The Company also is vigorously defending the other disputed issues in the suit, including the allegations of fraud. The Company believes it has meritorious arguments that, if successful on appeal (if an appeal is granted), would significantly reduce the amount of any liquidated damages and that it has meritorious defenses to the fraud allegations. If, however, the plaintiffs’ method of calculating liquidated damages is upheld, or if there is a finding that the Company is liable for punitive damages as a result of engaging in fraudulent conduct, the Company could incur a loss which significantly exceeds the $8.075 million accrual that the Company has recorded in its consolidated financial statements as of September 30, 2003 and could have a material adverse impact on the Company’s financial position and on its operating results for the period in which such actual loss becomes known. In the event the Company was to agree to an out-of-court settlement of this matter for an amount in excess of the amount the Company then has accrued in its consolidated financial statements, the Company would take a charge to its operating results for the period in which such settlement occurs. The Company is unable at this time to determine whether such settlement will occur and the amount of any such potential settlement. At a status conference held on January 27, 2003, the Court vacated its prior scheduling order and did not set a new schedule. As a result, there is no discovery deadline and no trial date has been set.

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

The Company furnished a Report on Form 8-K, dated July 10, 2003, with the Securities and Exchange Commission to disclose its preliminary second quarter results and to describe a reduction in its litigation accrual.

The Company furnished a Report on Form 8-K, dated July 24, 2003, with the Securities and Exchange Commission to disclose its second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ICT GROUP, INC.

Date:	November 3, 2003	By:	/s/ John J. Brennan

John J. Brennan Chairman, President and Chief Executive Officer

Date:	November 3, 2003	By:	/s/ Vincent A. Paccapaniccia

Vincent A. Paccapaniccia Executive Vice President Corporate Finance, Chief Financial Officer and Assistant Secretary