Form 10-K
period 2003-12-31
ICT GROUP INC
filed 2004-03-10
CIK 1013149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $62,205,097. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on June 30, 2003. For purposes of this calculation only, the registrant has defined affiliates as consisting solely of all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant’s Common Stock outstanding as of March 8, 2004 was 12,532,791.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

ICT GROUP, INC.

FORM 10-K ANNUAL REPORT

For Fiscal Year Ended December 31, 2003

-i-

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the appropriateness of the Company’s reserves for contingencies, the realizability of the Company’s deferred tax assets, the Company’s ability to finance its operations and capital requirements into 2005, the Company’s ability to finance its long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, the Company’s business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company’s plans regarding international expansion, the implementation of quality standards, the seasonality of the Company’s business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

Some factors that could prevent the Company from achieving its goals—and cause the assumptions underlying the forward-looking statements and the Company’s actual results to differ materially from those expressed in or implied by those forward-looking statements—include, but are not limited to, the following: (i) the competitive nature of the outsourced business services industry and the ability of the Company to continue to distinguish its services from other outsourced business services companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) economic, political or other conditions which could alter the desire of businesses to outsource certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iii) the cost to defend or settle litigation against the Company or judgments, orders, rulings and other developments in litigation against the Company; (iv) government regulation of the telemarketing industry, such as the Do-Not-Call legislation; (v) the ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy; (vi) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences (vii) equity market conditions; (viii) technology risks, including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive as well as costs to implement these new technologies; (ix) the results of the Company’s operations which depend on numerous factors including, but not limited to, the timing of clients’ teleservices campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company’s revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the outsourced business services industry and the overall economy, (x) terrorist attacks and their aftermath, (xi) the outbreak of war, (xii) the Company’s capital and financing needs and

PART I

ITEM 1. BUSINESS

ICT Group, Inc. (the Company or ICT) is a leading global provider of outsourced business services solutions. The Company provides a comprehensive mix of sales, service, marketing and business services outsourcing solutions. ICT’s comprehensive, balanced mix of outsourced solutions includes customer care and retention, inbound and outbound sales and customer acquisition, cross-selling/up-selling, and technical support/help desk services as well as market research, database marketing and analysis.

ICT also offers a comprehensive suite of CRM (Customer Relationship Management) technologies, which are available on a hosted basis, for use by clients at their own in-house facilities, or on a co-sourced basis, in conjunction with the Company’s fully compatible, Web-enabled customer contact centers. These technologies include: automatic call distribution (ACD), interactive voice response (IVR) and advanced speech recognition, contact management, automated e-mail management and processing, sales force and marketing automation, alert notification and Web self-help, for the delivery of consistent, quality customer care across multiple channels.

ICT was incorporated in the Commonwealth of Pennsylvania in 1987. The Company’s internet address is www.ictgroup.com. Quarterly reports on Form 10-Q, current reports on Form 8-K and Annual Reports on Form 10-K are available at no charge through the Company’s website. Such reports are available as soon as reasonably practical after they are filed with the SEC.

Industry Overview:

The portion of the outsourced business services solutions market that ICT currently competes in includes activities such as inbound and outbound telesales, marketing research services, database marketing services, technology hosting services and ongoing customer care management services. Outsourced business services have evolved significantly in recent years. Competitive pressures, advancements in technology and an accelerating trend toward outsourcing have resulted in the demand for more complex, interactive and highly customized CRM solutions, using a combination of onshore, near-shore and offshore facilities. Outsourced service providers are now expected to serve more as a business “partner,” offering clients value-added strategies rather than traditional commodity-based sales and service applications.

ICT Approach:

ICT believes that it has distinguished itself in the industry by having a balanced growth strategy, vertical market and customer-centric focus, comprehensive portfolio of services, and substantial resources to support future expansion. The Company continues to expand its worldwide network of state-of-the-art operations centers in order to deliver globally integrated, multi-channel sales, service and administrative support solutions to meet the specific needs of its clients.

With extensive experience providing outsourced business services, the Company is well-positioned for continued growth in a large and growing market. By leveraging its experienced management team, proven business model, global infrastructure, operating and technology investments, and expertise in target industries, ICT intends to advance its position as a leading global supplier of integrated outsourced services solutions by:

•	Adding Services That Leverage Infrastructure. Large multinational companies are looking for a larger complement of services from their external service providers. ICT plans to develop new services to expand opportunities with both existing clients and prospective clients. These services include IVR and speech recognition, value-added marketing services and a variety of administrative support business services.

•	Increasing International Presence. The Company plans to broaden its geographic reach and further develop its position in international markets by focusing on businesses with multinational operations. ICT currently provides services to customers in the United States, Europe, Mexico, Canada and Australia. ICT intends to expand its operations in these areas, as well as explore additional geographic markets in Latin and South America, Europe and Asia.

•	Developing Strategic Alliances and Acquisitions. ICT intends to continue pursuing strategic alliances with, and acquisitions of, domestic and international businesses that provide complementary outsourced business services.

•	Maintaining Technology Investment. The Company intends to continue making substantial investments in technology to maintain its technological strength. ICT has been an industry leader in the implementation of innovative CRM technologies to lower its effective cost per contact and to improve its sales and customer service. The Company has made significant investments in information and communications technologies and the Company believes it was among the first to offer fully automated CRM services, collaborative web browsing services and to implement predictive dialing equipment.

•	Continuing Commitment to Quality Service. ICT has consistently emphasized quality service and extensive employee training by investing in quality assurance personnel and procedures. The Company intends to continue its commitment to providing quality service, as illustrated by its achieving the new ISO 9001:2000 certification in 2003. This certification replaced the previous designation: ISO 9002, which the Company had maintained in 2002 and in prior recent years.

•	Expanding Into New Vertical Markets. ICT has consistently dedicated part of its sales, marketing, and operations resources to enter new vertical markets. ICT will pursue opportunities both directly as well as through strategic relationships to provide contact center, CRM technology, administrative support services and value-added marketing services to these markets.

ICT’s Services

ICT delivers its customer management solutions through two business segments that are supported by the Company-wide sales, marketing, IT and corporate support units. The Domestic segment provides inbound and outbound telesales as well as marketing research services, database marketing services, technology hosting services and ongoing customer care management services on behalf of customers operating in the Company’s target industries. The International segment provides the same services to Europe, Canada, Mexico and Australia, and includes operations supporting the U.S. Hispanic and Latin American markets. This segment also includes business from ICT’s operations centers in Barbados and the Philippines, which provide cost-effective, near-shore and offshore sales and service support for clients. A portion of the International segment’s assets and capital expenditures are used to provide services and generate revenue for the Domestic segment. The operating income of the Domestic segment is also impacted as the depreciation and amortization of these assets remains with the International segment. ICT’s sales force and operating units are organized according to geography and vertical industry sectors, enabling the Company to provide highly specialized sales, service and marketing support for their clients’ full range of outsourced customer management needs and administrative business services. A further discussion of the Domestic and International segments are set forth in Note 9 to the consolidated financial statements.

Domestic Segment

The Company’s Domestic segment is comprised of the following business units. These units are supported by facilities in the U.S., which are managed directly as well as from facilities managed by operations in the International segment.

TeleServices. TeleServices provides telesales support activities primarily for clients in the insurance, financial services and telecommunications industries. This unit is supported by contact centers located throughout the United States, Canada, Mexico, Barbados and the Philippines.

Customer Care Management Services. This business unit was established to pursue outsourcing opportunities for customer care management across a broad range of industry markets. Depending on client needs, ICT will assume sole or shared responsibilities for the management of a client’s customer care operations. As of December 31, 2003, this business unit operated contact centers in Lakeland, Florida, Spokane, Washington and Colorado Springs, Colorado and was supported by contact centers located in Canada and the Philippines.

Financial Marketing Services. This business unit’s management team consists of professionals who have client-side banking experience. As of December 31, 2003, ICT Financial Marketing Services operated dedicated inbound/outbound contact centers in Amherst, New York, Morrilton, Arkansas and Conway, Arkansas and was supported by contact centers located in Canada and the Philippines.

Medical Marketing Services. Through this business unit, ICT provides service for the increasingly complex needs of healthcare and pharmaceutical clients. This unit is staffed by dedicated personnel to meet the sophisticated product and customer profiles of specific clients. As of December 31, 2003, ICT Medical Marketing Services operated dedicated contact centers in Allentown, Pennsylvania and Langhorne, Pennsylvania.

Research and Database Marketing Services. This business unit provides businesses across a wide range of industries with value added market research and database marketing services. As of December 31, 2003, this unit conducted surveys primarily from its center in Depew, New York and was supported by a research center in Canada.

Technology Services. This business unit provides a comprehensive suite of CRM technologies including IVR and advanced speech recognition solutions. This unit’s services are available on a hosted basis for use by clients at their own in-house facilities or on a co-sourced basis in conjunction with ICT’s fully compatible, state-of-the-art customer contact centers.

International Segment

The Company offers multilingual sales and customer care support services through six business units comprising ICT International Services. These units include:

Eurotel. Eurotel provides pan-European, multilingual teleservices and customer care services to Europe from its contact centers in Athlone, Ireland, Dublin, Ireland and London, England.

Spantel. Spantel provides bi-lingual English and Spanish teleservices from its Nogales, Arizona contact centers to the rapidly growing marketplace of Spanish-speaking American consumers and businesses and provides similar services from its contact center in Mexico City to the Mexican market.

Canada. Canada provides telesales and customer care support via service representatives who are fluent in French and/or English. As of December 31, 2003, Canada has contact centers located in Miramichi, Moncton and Riverview, New Brunswick, Canada; Lower Sackville, New Glasgow and Sydney, Nova Scotia, Canada; Cornerbrook, Carbonear and St. John’s, Newfoundland, Canada; and Lindsay, Woodstock and Peterborough, Ontario, Canada.

Australia. This unit provides telesales and customer care support for multinational companies in the Pacific Rim. As of December 31, 2003, Australia operated two contact centers in Sydney, Australia.

Barbados. This unit provides telesales support for existing and prospective clients serving consumers in the U.S. and the U.K. from its contact center in Bridgetown, Barbados.

Philippines. This unit provides sales and service support for existing and prospective clients serving consumers in the U.S., Canada, Europe and Australia from its contact center in Manila, Philippines.

Operations Facilities

The following table lists the Company’s operating facilities as of December 31, 2003

Locations

Conway, AR; Morrilton, AR; Nogales, AZ; Colorado Springs, CO; Lakeland, FL; Louisville, KY; Oxford, ME; Wilton, ME; Amherst, NY; Depew, NY; Lancaster, OH; Allentown, PA; Bloomsburg, PA; Burnham, PA; Dubois, PA; Langhorne, PA; Lockhaven, PA; Trevose, PA; Chesapeake, VA; Spokane, WA; Kearneysville, WV; Parkersburg, WV; Westover, WV; Carbonear, Newfoundland, Canada; Cornerbrook, Newfoundland, Canada; St. John’s, Newfoundland, Canada; Miramichi, New Brunswick, Canada; Moncton, New Brunswick, Canada ; Riverview, New Brunswick, Canada; Halifax, Nova Scotia, Canada; New Glasgow, Nova Scotia, Canada; Sydney, Nova Scotia, Canada; Lindsay, Ontario, Canada; Peterborough, Ontario, Canada; Woodstock, Ontario, Canada Athlone, Ireland; Dublin, Ireland; Bellmullet, Ireland; London, U.K.; Sydney, Australia (2); Bridgetown, Barbados; Mexico City, Mexico; Manila, Philippines

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

Financial Services

ICT provides banks and other financial services clients with a wide range of services, including card-holder acquisition, active account generation, account balance transfer, account retention and customer service. ICT’s Financial Marketing Services operations offers banking services, such as marketing and servicing home equity loans, lines of credit, loan-by-phone, checking and deposit account acquisition, mortgage loans and other traditional banking products. Among ICT’s financial services clients in 2003 are GMAC Mortgage, Capital One, Bank of America, Chase, Citibank, Wells Fargo, Barclays and Lloyds.

Insurance

ICT works with large insurance companies to market and provide sales and customer support services for products such as life, accident, health, and property and casualty insurance. The Company has a full-service agent-licensing department and a continuing education department, which enables the Company and its agents to obtain licenses in 50 states as well as the District of Columbia and 8 Canadian provinces and to maintain their compliance with insurance regulations. Insurance clients in 2003 include, but are not limited to, Aegon, Prudential and Sears Life Alliance.

Telecommunications

ICT provides teleservices and customer care management services for major telecommunications companies for long distance, cellular and cable products and services, regional telecommunications companies, and companies which provide billing support services to telecommunications carriers. Within the telecommunications industry, ICT clients in 2003 include, but are not limited to, Verizon, Integretel, Virgin Mobile USA, Rogers Wireless/AT&T and SBC.

Pharmaceuticals and Health Care Services

The Company, through its Medical Marketing Services business unit, serves pharmaceutical manufacturers, health insurance companies, and other health care related suppliers, for the sale and marketing of products to both health care professionals (hospitals, physicians, pharmacists and nurses) and health care consumers (patients and prospective patients). The services the Company offers in this market segment consist of business-to-business, business-to-professional and business-to-consumer, utilizing inbound and outbound services to sell products, to conduct market research, develop marketing databases and provide customer care service. Clients in this category in 2003 include, but are not limited to, Pfizer, Blue Cross/Blue Shield and Therasense.

Computer Technology and Consumer Electronics Products and Services

ICT provides sales and service support for clients in the computer technology and consumer electronics industries. These applications include, but are not limited to, customer service, first-level customer technical support and customer retention. Clients within this vertical industry in 2003 include, but are not limited to, AOL, VTech and Panasonic.

Technology

ICT invests heavily in system and software technologies designed to improve operations center production thereby lowering the effective cost per contact made or received, and to improve sales and customer service effectiveness by providing its sales and service representatives with real-time access to customer and product information. ICT believes it was one of the first fully automated teleservices companies and among the first to implement predictive dialing equipment for outbound telemarketing and market research, to provide collaborative web browsing services and to provide VOIP (Voice-Over-Internet Protocol) capabilities.

The Company utilizes a scalable set of UNIX and NT processors to support its outbound and inbound contact center operations. The term scalable in the computer industry generally means that a system or product line is configured to work cost-effectively at both low and high volume. Dedicated UNIX and NT processors are used for inbound contact centers while predictive dialing systems, networked to UNIX and NT processors at the Company’s corporate data center, are used for outbound contact centers. The predictive dialing systems support call and data management: the UNIX and NT processors provide centralized list management, data consolidation, report generation and interfaces with client order processing systems.

ICT uses software to prepare outbound and inbound scripts, manage, update and reference client data files, collect statistical transaction and performance data and assist in the preparation of internal and client reports. This software includes ICT’s proprietary list management system (LMS) as well as Siebel’s Contact Management system. The use of the Siebel software as well as Oracle’s database management system provides a scalable and robust suite of applications to support its client’s business needs.

Quality Assurance, Personnel and Training

ICT emphasizes quality service and extensive employee training as a way to compete effectively and invests heavily in quality assurance personnel and practices. ICT’s quality assurance and training departments are responsible for the development and enforcement of operations center policies and procedures, the selection and training of telephone service representatives, the training and professional development of operations center management personnel, monitoring of calls and verification and editing of all sales. Through the Company’s quality assurance department, headquartered in Bellmullet, Ireland with other offices in Miramichi, Canada and Langhorne, Pennsylvania, both the Company and its clients are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations are recorded (with the customer’s consent) in order to verify the accuracy and authenticity of transactions. Additionally, ICT is able to provide to its clients immediate updates on the progress of an ongoing program. Access to this data allows ICT and its clients to identify potential campaign shortfalls and to immediately modify or enhance the program. Digital recording technology has been installed in all outbound centers in the United States, Canada, Europe, Barbados, the Philippines and Australia. This installation allows the consolidation of all verification activities into geographically centralized locations and effectively creates a “third party” verification center. Verification results are available to Operations and Client Services by the end of each calling day. Also, each center can access the recordings for review with supervisory staff or the service representative.

ICT continued this commitment to excellence by piloting digital recording for verification purposes in its inbound centers. As a result of this implementation, digital recording was rolled out to all inbound sales programs. As with outbound data, inbound sales data will be consolidated into an existing Central Verification Center. The Company’s commitment to providing quality service is further illustrated by its certification with ISO 9001:2000 standards, which are administered by the International Organization for Standardization and represent an international consensus on the essential features of a quality system to ensure the effective operation of a business. With the exception of Mexico and Australia, all domestic and international sales and service focused business units are ISO 9001:2000 compliant. Prior to the fall of 2003, ICT had been certified as an ISO 9002 company. The ISO 9001:2000 is the most recent form of the certification and replaced the ISO 9002 certification in 2003. The newest certification focuses on process improvement and customer satisfaction. It mandates that a company has documented processes in place, as well as a means to measure, monitor and validate results, and to implement changes where needed.

Management believes that a key driver of ICT’s success is the quality of its employees. The Company tailors its recruiting and training techniques toward the industries it serves. As part of the setup of each client program, service representatives receive a detailed review of each program in which they are to participate along with training regarding the background, structure and philosophy of the client that is sponsoring the program. As is typical in the CRM services industry, over 90% of the Company’s service representatives are part-time employees. As of December 31, 2003, ICT employed approximately 11,600 people, of which approximately 11,000 were service representatives. None of ICT’s employees are currently represented by a labor union. The Company considers its relations with its employees to be good.

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

ICT targets those companies which it believes have the greatest potential to generate recurring revenue to the Company based on their ongoing direct sales and customer service needs. At December 31, 2003, ICT provided direct sales, market research and customer service to approximately 170 clients.

Competition

The CRM services industry is very competitive and the Company’s principal competition in its primary markets comes from large service organizations, including, but not limited to, Convergys Corporation, SITEL Corporation, Sykes Enterprises, TeleTech Holdings, Inc., APAC TeleService, Inc. and West Corporation. The Company competes with numerous independent firms, some of which are as large or larger than ICT, as well as the in-house operations of many of its clients or potential clients. In addition, many businesses that are significant consumers of these services utilize more than one service firm at a time and may reallocate work among various firms from time to time. Some of this work is contracted on an individual project basis, with the effect that the Company and other firms seeking such business are required to compete with each other frequently as individual projects are initiated. Furthermore, the Company believes there is a trend among businesses toward outsourcing the management of their contact centers to new competitors, some of which may be substantially larger and better capitalized than ICT.

Government Regulation

Both the federal and state governments regulate telemarketing sales practices. The Federal Telephone Consumer Protection Act of 1991 (the TCPA), enforced by the Federal Communications Commission (the FCC), imposes restrictions on unsolicited telephone calls to residential telephone subscribers. Under the TCPA, it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m or after 9:00 p.m. local time at the subscriber’s location, or to use automated telephone dialing systems or artificial or prerecorded voices to certain subscribers. Additionally, the TCPA requires telemarketing firms to develop a written policy implementing a “do-not-call” registry, and to train its telemarketing personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award actual damages or minimum statutory damages of $500 for certain violations, which may be trebled for willful or knowing violations. Currently, the Company trains its service representatives to comply with the regulations of the TCPA and programs its call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on an applicable do-not-call list.

The Federal Trade Commission (the FTC) regulates both general sales practices and telemarketing specifically. Under the Federal Trade Commission Act (the FTC Act), the FTC has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts and practices.” Pursuant to its general enforcement powers, the FTC can obtain a variety of types of equitable relief, including injunctions, refunds, disgorgement, the posting of bonds, and bars from continuing to do business, for a violation of the acts and regulations it enforces.

The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the TCFAPA). Under the TCFAPA, the FTC adopted the Telemarketing Sales Rule (TSR) whose regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that telemarketers maintain records on various aspects of their business. Analogous restrictions apply to industries regulated by the SEC.

The FTC amended the TSR with changes that became effective on March 31, 2003. The changes to the TSR imposed new limits on the use of predictive dialers, the technology that automatically dials a certain number of telephone numbers and routes the connected calls to telephone sales representatives as they become available. Although this technology utilizes complex algorithms in an attempt to ensure that no consumers are contacted without available telephone sales representatives to handle the calls, this situation occasionally occurs, resulting in what is known as an “abandoned” call. The new regulations place limits on the permissible numbers of such abandoned calls, and requires that telemarketers play a recorded message to all consumers who receive such calls. The new regulations also create new limitations on the use of credit card account numbers and other consumer information, and require telemarketers to transmit caller identification information to consumers. The new regulations also require the transmission of a telephone number and when made available by the telemarketer’s carrier, the name of the telemarketer or seller.

In March 2003 the Do-Not-Call Implementation Act (the Act) was signed into law. In response to the requirements set forth by the Act, the FCC amended its TCPA rules. The amended rules became effective on June 26, 2003. The amendments, which were similar to the changes made to the TSR, authorized the creation of a National Do-Not-Call registry, placed a limit on the number of calls abandoned by the predictive dialer and required the transmission of a telephone number to be shown by caller ID.

In response to these changes in the TSR and the TCPA, the Company has appointed a Compliance Manager who is responsible for managing the Compliance Committee that ensures the Company’s compliance with the new regulations. The regulations associated with the National Do-Not-Call registry were enforced by the Federal Government beginning October 1, 2003.

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

Activity at the state and federal level regarding laws that impact the teleservices industry has intensified over the past several years. States have enacted a variety of laws regulating marketing via telephone. Do-Not-Call Lists, restricted hours or days, registration, request to continue solicitation and no rebuttal laws are common in many states. ICT has developed a system to ensure compliance with all of these laws. The Company’s Compliance Committee, comprised of members from the Quality Assurance, Operations, Client Services, Legal and IT departments, is responsible for compliance. Participation on the Direct Marketing Association and the American Telemarketing Associates Legislative Committees ensure timely notification of proposed legislation.

ITEM 2. PROPERTIES

As of December 31, 2003, the Company’s corporate headquarters were located in Newtown, Pennsylvania in leased facilities consisting of approximately 105,000 square feet of office space rented under a lease that expires in 2017. In addition to the corporate headquarters staff, certain other divisional and operations personnel are located in the facility. The Company also leases all of the facilities used in its operations. The leases for the Company’s other facilities expire generally between February 2004 and March 2017 and typically contain renewal options. Management believes that its existing facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. Management believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation incidental to its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Management believes that the Company has defenses in the case set forth below in which it is named as a defendant and is vigorously contesting this matter. Costs incurred by the Company in defense of this matter have been significant, and future defense costs and/or an unfavorable resolution of the matter could adversely affect the Company’s business, results of operations and financial condition.

In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkeley County, West Virginia (the Court). The lawsuit alleges that the Company and twelve current and former members of Company management had violated the West Virginia Wage Payment and Collection Act (the Act) for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods, production hours worked and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count of fraud, alleging that the failure to pay for short break and transition time violated specific representations made by the Company to its employees. The Court entered two separate orders granting partial summary judgment against the Company and, in the case of one of the orders, against three of the individual defendants, finding that employees were not paid for all hours attributable to short breaks and idle time of less than 30 minutes in duration.

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

In 2002, the plaintiffs filed a Motion For Sanctions requesting the Court to find certain evidentiary presumptions and to order the defendants to obtain a surety bond in the amount of approximately $21.0 million, reflecting the plaintiffs’ contention of the amount of compensatory and liquidated damages due. On March 28, 2003, the Court entered an order denying the plaintiffs’ motion that the Company be required to post such bond. As of December 31, 2002, the Company had accrued $1.35 million related to the Shingleton litigation, the computation of which reflected a West Virginia Supreme Court ruling that any liquidated damages awarded under the Act must be proportionate to the compensatory damages awarded.

On a quarterly basis, the Company has re-evaluated and adjusted its accrual, as required by SFAS No. 5, “Accounting for Contingencies,” to reflect management’s then current estimate of the low end of the most likely range of possible losses.

On April 16, 2003, the Court entered an order granting the plaintiffs’ motion for summary judgment on the method of calculation of liquidated damages under the Act. The Court ruled that, under the Act, every class member who was not paid transition time, short breaks or other wages is owed liquidated damages equal to a day’s wages for every day the amounts due remain unpaid up to 30 days. As a result of this order, the Company increased its estimate of this loss contingency and increased its accrual as of March 31, 2003 to $12.85 million. Thereafter, the Company engaged additional counsel, who specialize in labor issues and related contract law.

During the second quarter of 2003, the Company became aware that the United States Supreme Court (the Supreme Court) had recently ruled that the United States Constitution limited an award of punitive damages relative to the compensatory damages awarded in the same matter. The ruling stated “few awards exceeding a single-digit ratio between punitive and compensatory damages...will satisfy due process.” Subsequent to this initial decision, in two other cases before it, the Supreme Court vacated the trial courts’ decisions and directed the trial courts in those cases to reconsider their previous rulings in light of the Supreme Court ruling to limit punitive damages awards. While the liquidated damages calculated under the Act are not considered to be a punitive damage under West Virginia law, the Supreme Court has ruled in other cases that liquidated damages imposed for violations of law are subject to constitutional limitations similar to those applicable to punitive damage awards. In view of these Supreme Court cases the Company reduced the accrual for this litigation from $12.85 million to $7.85 million as of June 30, 2003.

During the fourth quarter of 2003, the Company continued to evaluate the facts and circumstances supporting the estimates made for probable losses in this litigation. The trial court in one of the cases previously remanded by the Supreme Court amended its prior judgment to significantly reduce the ratio of punitive damages to compensatory damages. The Company also became aware of two other recent cases in which trial court judgments with significant ratios of punitive damages to compensatory damages were vacated by appellate courts. As of December 31, 2003, the Company reduced the accrual to $4.4 million, as required by SFAS No. 5 and reflecting management’s understanding of the matter at that time. In view of the above mentioned Supreme Court cases, the subsequent vacated and amended trial court judgments and the apparent trend for vacated judgments in response to the Supreme Court ruling on excessive punitive damages, the Company believes that its estimate of probable losses under SFAS No. 5 reflects management’s current estimate of the low end of the most likely range of possible losses.

Because the claims in this case have been asserted against certain officers of the Company, there may be insurance coverage for some or all of the claims available under the Company’s director and officer liability policy. The primary level insurance carrier has notified the Company that it will apply coverage to certain legal costs. However, the carrier has denied coverage for any liquidated damages under the Act as the carrier considers liquidated damages to be penalties and thus not covered by the policy. The Company has disputed this position and has commenced a declaratory judgment action against its carrier in the Circuit Court of Berkeley County, West Virginia to resolve the situation. The sole question to be resolved is the insurability of liquidated damages. The Court recently denied the carrier’s motion to dismiss the complaint. Ultimately, however, the Company may not be successful in obtaining coverage for these claims.

The Company intends to continue its vigorous defense of the Shingleton matter and, at the appropriate time, seek an appeal of the Court’s April 16, 2003 order on the issue of the method of calculating liquidated damages. As a result, the Company will continue to incur significant additional litigation defense costs, which are expensed as incurred, net of responsive insurance coverage. The Company believes it has meritorious arguments that, if successful on appeal (if an appeal is granted), would significantly reduce the amount of any liquidated damages and that it has meritorious defenses to the fraud allegations. If, however, the plaintiffs’ method of calculating liquidated damages is upheld, or if there is a finding that the Company is liable for punitive damages as a result of engaging in fraudulent conduct, the Company could incur a loss which significantly exceeds the $4.4 million accrual that the Company has recorded in its consolidated financial statements as of December 31, 2003. It is likely that punitive damages would be covered by insurance. Such an event would have a material adverse impact on the Company’s financial position and on its operating results for the period in which such actual loss becomes known. If the Company were to agree to an out-of-court settlement of this matter for an amount greater than its accrual for the matter at that time, the Company would incur a related expense for the period in which such settlement occurs. The Company is unable at this time to determine whether such settlement will occur, the amount of any such potential settlement or whether there will be insurance coverage for any damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the National Market segment of The Nasdaq Stock Market under the symbol “ICTG.” The following table sets forth, for the periods indicated, the high and low sales prices as quoted on The Nasdaq Stock Market.

Period	High	Low
Fiscal 2002:
First Quarter	$24.95	$14.71
Second Quarter	27.49	16.80
Third Quarter	20.81	12.50
Fourth Quarter	21.90	9.77

Fiscal 2003:
First Quarter	14.23	9.18
Second Quarter	12.70	6.51
Third Quarter	13.37	8.55
Fourth Quarter	14.84	10.71

As of March 8, 2004, there were 45 holders of record of the Company’s common stock, which excludes shareholders whose shares are held in nominee or “street” name by brokers. On March 8, 2004, the closing sale price of the common stock as reported by The Nasdaq Stock Market was $13.01.

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

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$298,142	$298,926	$239,324	$198,609	$153,049

Operating expenses:
Cost of services	179,679	172,109	133,816	111,545	84,390
Selling, general and administrative	115,273	111,529	91,495	74,826	60,080
Litigation costs (1)	4,693	1,200	450	—	—
Restructuring charge (2)	(686)	8,894	—	—	—

	298,959	293,732	225,761	186,371	144,470

Operating income (loss)	(817)	5,194	13,563	12,238	8,579
Interest expense, net	1,183	828	1,079	1,207	801

Income (loss) before income taxes	(2,000)	4,366	12,484	11,031	7,778
Income tax provision (benefit)	(856)	1,398	4,506	4,302	3,033

Net income (loss)	$(1,144)	$2,968	$7,978	$6,729	$4,745

Diluted earnings (loss) per share	$(0.09)	$0.23	$0.63	$0.54	$0.39

Shares used in computing diluted earnings (loss) per share	12,483	13,021	12,682	12,454	12,261

(1)	See Note 8 to the consolidated financial statements
(2)	See Note 3 to the consolidated financial statements

	As of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,591	$16,279	$12,875	$8,539	$12,239
Working capital	50,000	45,288	38,766	23,277	26,767
Total assets	135,712	130,818	102,586	93,737	78,073
Long-term debt, less current maturities	30,000	19,000	12,000	6,000	10,308
Shareholders’ equity	70,551	68,036	63,660	56,682	50,340

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ICT is a leading global provider of outsourced business services solutions. The Company provides a comprehensive mix of sales, service, marketing and business services outsourcing solutions. The Company manages its service operations in the U.S., Europe, Canada, Australia, Mexico, Barbados and the Philippines from which it supports domestic and multinational corporations and institutions, primarily in the financial, insurance, telecommunications, healthcare, information technology, media and consumer electronics industries. The Company also provides various types of hosted CRM solutions for use by clients at their own in-house facility or on a co-sourced basis in conjunction with ICT.

The company classifies its operations into two business segments: Domestic and International. The operating segments are managed separately because each operating segment represents a strategic business unit that offers its services in different geographic markets. The Domestic segment provides inbound and outbound telesales, as well as database marketing services, marketing research services, technology hosting services and ongoing customer care management services on behalf of customers operating in the Company’s target industries. The International segment provides the same services to Europe, Canada, Mexico and Australia, and includes business supporting the U.S. Hispanic and Latin American markets. This segment also includes business from ICT’s operations centers in Barbados and the Philippines, which provide cost-effective, near-shore and offshore sales and service support for clients

The Company generally operates under month-to-month contractual relationships with its teleservices clients. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Services are generally based upon an hourly rate for outbound calls and per-minute rates for inbound calls. On occasion, the Company performs services for which it is paid incentives based on completed sales. The Company’s customer care clients typically enter into longer term, contractual relationships that may contain provisions for early contract terminations. Revenue is earned generally as the services are provided, however certain types of revenue must be deferred and recognized over a period of time, typically the length of the customer contract.

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

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements. Management believes the following discussion addresses the Company’s critical accounting policies, which are those that are most important to the portrayal of its financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. However, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different results.

The Company’s senior management has reviewed these critical accounting policies and estimates with its audit committee.

Revenue Recognition

The Company recognizes revenue as services are performed, generally based on hours of work incurred. Revenue is typically calculated based on contracted hourly rates with customers. In order to provide its business services solutions, the Company incurs certain up-front project setup costs specific to each customer contract. In certain instances, the Company can bill the customer for these costs; however, because the delivered item (project set-up costs) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent the Company has billed these costs and there are no customer issues with collection, the Company defers the project set-up costs and amortizes such amounts as the services are provided over the remaining contract term or until contract termination. The amount of the costs that are incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue.

Total deferred revenue was approximately $1,547,000 and $312,000 as of December 31, 2003 and 2002, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets. Management believes that its revenue recognition policies are in accordance with Staff Accounting Bulletin No. 104. In November 2002, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. The Company adopted EITF Issue 00-21 as of July 1, 2003, on a prospective basis, as provided for by the EITF. The adoption of EITF Issue 00-21 did not have a material impact on the Company’s consolidated financial statements.

Accounts Receivable

The Company’s accounts receivable balances are net of an estimated allowance for uncollectible accounts. Management continuously monitors collections and payments from customers and maintains an allowance for uncollectible accounts based upon the Company’s historical write-off experience and any specific customer collection issues that have been identified. Other items considered in estimating the allowance for uncollectible accounts include the balance of over 90 day receivables, the financial status of the Company’s customers and general economic conditions. While management believes the reserve estimate to be appropriate, it may be necessary to adjust the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve. The Company is subject to concentration risks as certain of its customers provide a high percent of total revenue and corresponding receivables. Accounts receivable as of December 31, 2003 and 2002 were approximately $48.4 million and $54.3 million, respectively, representing approximately 36% and 41% of total assets, respectively. Given the significance of accounts receivable to the Company’s consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Long-Lived Assets

Management continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful life of the Company’s long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. If impairment is indicated, measurement of the impairment will be based on the difference between the fair value and carrying value of the assets, generally determined based on the present value of expected future cash flows associated with the use of the asset. Impairment charges totaling approximately $480,000 were recognized as part of the $8.9 million restructuring charge recorded in the year ended December 31, 2002. For the year ended December 31, 2003, additional impairment charges of $205,000 were recognized. Net property and equipment as of December 31, 2003 and December 31, 2002 totaled $47.6 million and $43.3 million, respectively, representing approximately 35% and 33% of total assets, respectively. Additionally, goodwill and other intangible assets represented approximately 1% and 2% of total assets as of December 31, 2003 and December 31, 2002, respectively.

Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that the Company’s deferred tax assets will be realized through future taxable income. A portion of the Company’s deferred tax asset relates to net operating loss carryforwards for state tax purposes. Management does not believe it is more likely than not that these assets will be realized. Accordingly, the Company has recorded a valuation allowance of $1.2 million against these assets. Although realization is not assured, management believes it is more likely than not that all of the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. At December 31, 2003 a non-US. subsidiary of the Company had net operating loss carry forward for tax purposes of approximately $3.8 million that do not expire. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

Restructuring Charges

As of December 31, 2003, the Company had a remaining accrual of $2.8 million for the amount of estimated costs required to terminate the leases and close the facilities included in the December 31, 2002 restructuring. The original charge of $8.9 million consisted of severance, site closure costs and asset impairments. Certain estimates were made in determining the amount of the charge for site closure costs and asset impairments, but did not include estimates for sublease income given the market conditions at that time and the inability to find suitable tenants. The amount of the charge continues to be subject to change over time if a suitable tenant is identified or to the extent the Company is able to negotiate early lease terminations.

During the year ended December 31, 2003, the Company negotiated lease termination settlements and entered into a sublease arrangement for certain facilities that were part of the December 2002 restructuring. To reflect the lease termination settlements and sublease arrangement along with other adjustments to the estimates, $797,000 of the restructuring accrual associated with the facilities was reversed. During the implementation of the restructuring plan in 2003, management identified additional assets for which the Company currently has no plan to utilize in other facilities. These assets have been classified as assets held for disposal and have been written down to fair value, resulting in an impairment charge of $205,000. The $797,000 reversal of the restructuring accrual and $205,000 asset impairment have been recorded in the restructuring charge line in the accompanying consolidated statements of operations. On a quarterly basis, management will continue to evaluate and assess the appropriateness of the accrual and will adjust it as necessary.

Also during 2003, one individual who was receiving monthly severance as part of the restructuring secured new employment, which partially voided his agreement with the Company. Approximately $94,000 of his remaining severance was reversed in the fourth quarter. This reversal was also recorded in the restructuring charge line in the accompanying consolidated statements of operations. All remaining severance, approximately $6,000, is to be paid in the first quarter of 2004.

Accounting for Contingencies

In the ordinary course of business, the Company has entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships, or from its relationships with its employees. The Company accounts for contingencies such as these in accordance with SFAS No. 5. SFAS No. 5 requires the Company to record an estimated loss contingency when information available prior to issuance of its consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS No. 5 and its interpretations further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the range shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the accrual for a loss contingency could fluctuate, thereby creating variability in the Company’s results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known. As of December 31, 2003, accruals for loss contingencies, excluding estimated legal fees to defend the Company against currently pending matters, totaled $4.4 million and are included in accrued litigation costs in the accompanying consolidated balance sheet. The contingency relates to an ongoing lawsuit filed in 1998 by a former employee, William Shingleton.

Results of Operations

The following table sets forth statement of operations data as a percentage of revenue for the periods indicated:

	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Operating expenses
Cost of services	60.3	57.6	55.9
Selling, general and administrative	38.7	37.3	38.3
Litigation costs	1.6	0.4	0.1
Restructuring charge	(0.3)	3.0	—

	100.3	98.3	94.3

Operating income (loss)	(0.3)	1.7	5.7

Interest expense	0.4	0.3	0.6
Interest income	—	(0.1)	(0.1)

Income (loss) before income taxes	(0.7)	1.5	5.2

Income tax provision (benefit)	(0.3)	0.5	1.9

Net income (loss)	(0.4)%	1.0%	3.3%

Years Ended December 31, 2003 and 2002

Revenue. Revenue was $298.1 million for the year ended December 31, 2003 and $298.9 million for the year ended December 31, 2002. Revenue was impacted by decreases in Domestic revenue partially offset by increases in International revenue. Revenue from the Domestic segment decreased 4% to $225.3 million from $233.9 million in the prior year and accounted for 76% of the Company’s revenue versus 78% in the prior year. The decline in Domestic revenue was largely due to a slowdown in outbound telemarketing activity resulting from the slow economy and to legislation enacted in 2003 by the Federal Communication Commission and the Federal Trade Commission. International revenue grew 12% to $72.8 million from $65.0 million in the prior year and accounted for 24% of the Company’s revenue versus 22% in the prior year. The increase in International revenue was primarily due to an increase in telesales activity and the effects of foreign currency exchange rates. The effect on revenue of foreign currency exchange rates was approximately $7.0 million. Total services revenue was $176.3 million, reflecting an increase of 25% over the prior year services revenue of $140.8 million. This increase offset the decline in total telesales revenue of $36.3 million, or 23%. In 2003, no customer accounted for 10% or more of the Company’s revenue. Two customers, Capital One and AOL, each accounted for 11% of the Company’s revenue in 2002.

Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 4% to $179.7 million for the year ended December 31, 2003 from $172.1 million in the year ended December 31, 2002. This increase was primarily the result of an increase in direct labor costs from $114.9 million in 2002 to $124.0 million in 2003, partially offset by decreases in telecommunications costs and other direct costs of $1.5 million. The increase in direct labor costs is generally attributable to the impact of foreign currency exchange rates, program set-up costs associated with the ramp-up of new programs, and a shift in the Company’s business mix to include a greater proportion of services revenue, which typically have a higher labor rate per hour. The overall effect of foreign currency exchange rates on cost of services was approximately $7.7 million. As a percentage of revenue, cost of services increased to 60% in 2003 from 58% in 2002. As additional near-shore and offshore facilities are opened, management expects consolidated wage rates to decline.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 3% to $115.3 million for the year ended December 31, 2003 from $111.5 million for the year ended December 31, 2002 as a result of increased workstation capacity and additional infrastructure costs, particularly in the International business segment. The International segment had additional expenses of approximately $7.5 million, of which $3.3 million was due to foreign currency exchange rates. As a percentage of revenue, selling, general and administrative expenses were 39% for 2003 compared to 37% for 2002. This percentage increase is primarily due to the Company having to maintain certain levels of fixed costs, which were not offset by increases in the Company’s revenue.

Litigation Costs. Litigation costs totaled $4.7 million during the year ended December 31, 2003 and includes $1.6 million of costs associated with litigation defense. On April 16, 2003, the Circuit Court of Berkeley County, West Virginia entered an order in the ongoing class action lawsuit granting the plaintiffs’ motion for summary judgment on the method of calculation of liquidated damages under the West Virginia Wage Payment and Collection Act. The Court ruled that, under the Act, every class member who was not paid transition time, short breaks or other wages is owed liquidated damages equal to a day’s wages for every day the amounts due remained unpaid up to 30 days. There are recent Supreme Court rulings, however, which limit an award of punitive damages relative to the compensatory damages awarded in the same matter. In older cases, the Supreme Court found that liquidated damages imposed for violations of law are subject to limitations similar to those applicable to punitive damage awards. Accordingly, as a result of the April 16, 2003 Court order and taking into consideration subsequent Supreme Court rulings and lower court rulings, the Company recorded a charge of $3.1 million during the year ended December 31, 2003, representing the Company’s estimate of compensatory damages, liquidated damages and other costs, including accrued interest.

Restructuring Charge. During the year ended December 31, 2003, the Company negotiated lease termination settlements, entered into a sublease agreement, and adjusted original estimates for certain facilities that were part of the December 2002 restructuring. The Company reversed $797,000 of the restructuring accrual in order to appropriately reflect the settlement amounts, sublease amount and the other changes in estimate. During the implementation of the restructuring plan in 2003, the Company identified additional fixed assets for which management currently has no plan to utilize in other facilities, primarily equipment and furniture. The Company has classified these as assets to be disposed of and has written them down to fair value, resulting in an impairment charge of $205,000. The restructuring accrual at December 31, 2003 of $2.8 million represents primarily ongoing lease payments, which the Company expects to satisfy through cash flow generated from continuing operations.

Also during 2003, one individual who was receiving monthly severance as part of the restructuring secured new employment elsewhere, which partially voided his agreement with the Company. Approximately $94,000 of his remaining severance was reversed in the fourth quarter. This reversal was also recorded in the restructuring charge line in the accompanying consolidated statements of operations. The remaining severance of $6,000 is to be paid in the first quarter of 2004.

Interest Expense, Net. Interest expense, net of interest income, was $1.2 million for the year ended December 31, 2003 compared to $828,000 for the year ended December 31, 2002 and reflects the interest expense related to borrowings against the Company’s line of credit for capital expansion partially offset by investment income. The increase in net interest expense is the result of increased average daily outstanding balances under the line of credit during 2003 compared to 2002, partially offset by lower average interest rates on those borrowings, and lower investment income due to lower average interest rates on invested cash in 2003 compared to 2002. The weighted average interest rate on amounts outstanding under the line of credit was 3.1% in 2003, as compared to 3.4% in 2002.

Income Tax Provision (Benefit). Provision for income taxes decreased from a provision of $1.4 million in 2002 to a benefit of $856,000 in 2003. The effective rate for the year ended December 31, 2003 was approximately 43% as compared to a 32% rate in 2002. The effective rate in 2003 was impacted by higher losses in the United States due to the additional litigation charge recorded during 2003 as well as $420,000 of work opportunity tax credits earned by the Company.

Years Ended December 31, 2002 and 2001

Revenue. Revenue increased 25% to $298.9 million from $239.3 million in 2001, driven by a 28% increase in billable hours, partially offset by a slight decrease in the hourly billing rate. The reduced hourly billing rate resulted from the migration of production to near-shore and offshore locations from which the Company typically charges a lower revenue rate per hour. Management expects this to continue as additional near-shore and offshore facilities are opened. Revenue from the Domestic segment increased 33% to $233.9 million from $175.5 million in the prior year and accounted for 78% of the Company’s revenue versus 73% in the prior year. Most of this increase resulted from increased business with the Company’s clients from which it generated business in 2001, primarily due to additional volume on existing programs. International revenue grew 2% to $65.0 million from $63.8 million in the prior year and accounted for 22% of the Company’s revenue versus 27% in the prior year. Much of the growth in total revenue for the year was driven by strong demand for services business. Services revenue increased by 55% in 2002 versus 2001 and accounted for 84% of the total revenue increase in the year. Total sales revenue grew 6% during the year. The Company’s largest client in recent years had been Aegon Direct Marketing Services, Inc, which accounted for approximately 17% of the Company’s revenue in 2001 but declined to approximately 9% of the Company’s revenue in 2002. As previously reported, the Company announced that it would no longer provide outbound telesales services to Aegon in North America. The Company intends to continue providing Aegon with telesales and customer service support in Australia and customer service support in Europe and Canada. Two other customers, Capital One and AOL each accounted for 11% of the Company’s revenue in 2002.

Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 29% to $172.1 million in 2002 from $133.8 million in 2001. This increase is primarily the result of increased direct labor required to support the increased revenue volume. As a percentage of revenue, cost of services increased to 58% in 2002 from 56% in 2001, which was primarily the result of an increase in labor cost per production hour. The increase in wage rates is generally attributable to a shift in the Company’s business mix to include a greater proportion of services revenue, which typically have a higher labor rate per hour, combined with additional training costs incurred to support new and expanded client programs. As additional near-shore and offshore facilities are opened, management expects wage rates to decline.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 22% to $111.5 million in 2002 from $91.8 million in 2001 due to costs associated with an increased number of operations centers and increased workstation capacity and additional staff added to support business growth. Charges recorded in the fourth quarter of 2002 included $1.4 million for a claim from a current client in connection with services rendered in 2002 and $581,000 for costs related to a stock offering that ended up not taking place. These types of charges were not present in 2001. As a percentage of revenue, selling, general and administrative expenses were 37% in 2002 and 38% in 2001. The charges recorded in the fourth quarter mentioned above were offset by the Company’s ability to leverage its existing infrastructure to support volume growth.

Litigation Costs. Litigation costs totaled $1.2 million during the year ended December 31, 2002 compared to $150,000 for the year ended December 31, 2001. During 2002, the Circuit Court of Berkeley County issued a Partial Summary Judgment against the Company for unpaid short breaks. The Company was required by the Court to calculate the potential compensation owed. Accordingly, the Company calculated the compensatory amounts and made an estimate for liquidated damages. These amounts are reflected in the December 31, 2002 litigation accrual of $1.35 million.

Restructuring. Restructuring charges totaling $8.9 million were incurred in the fourth quarter of 2002 in connection with a plan to reduce the Company’s cost structure by closing all or part of ten operations centers prior to their scheduled lease termination date. The restructuring costs include severance of $1.1 million and site closure costs totaling $7.2 million, which are the estimated costs for closing the operations centers, including $6.2 million in obligations under signed real estate and equipment lease agreements and $1.1 million in costs related to early lease terminations, and the write-off of $573,000 in leasehold improvements, security deposits and certain fixed assets.

Interest Expense, Net. Interest expense, net of interest income, was $828,000 in 2002 compared to $1.1 million in 2001 and reflects interest on borrowings against the Company’s line of credit for capital expansion, partially offset by investment income. The decrease in net interest expense is the result of lower average interest rates, partially offset by increased average outstanding balances under the Company’s line of credit. The weighted average interest rate on amounts outstanding under the line of credit was 3.4% in 2002, as compared to 4.8% in 2001.

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

Liquidity and Capital Resources

Cash provided by operating activities in 2003 was $15.2 million compared to $22.9 million in 2002. Net income decreased by $4.1 million, but was partially offset by a $3.1 million net increase in non-cash items, including depreciation, amortization, and deferred income taxes. Changes in working capital accounted for the remaining $6.7 million decrease is cash from operating activities, primarily driven by a $5.5 million decline in the restructuring accrual.

Cash used in investing activities was $19.7 million in 2003 compared to $25.8 million in 2002. The decrease from the prior year is attributable to a decline in the level of investment in capital expenditures. The Company spent approximately $5.1 million less on capital projects in 2003 as compared to 2002. In 2003, the Company also made additional payments of $671,000 for the assets of Grupo Teleinter, S.A. de C.V., a contact center in Mexico City, which was acquired in 2002. In 2002, the Company made payments of $1.6 million in connection with this acquisition. In 2003 the Company added a net 46 workstations, compared to a net 1,683 workstations added in 2002. The Company operated 8,323 workstations at December 31, 2003 compared to 8,277 workstations at December 31, 2002. In 2003, approximately 937 workstations were eliminated, primarily through the restructuring that occurred at the end of 2002. The Company did, however, add 983 new workstations in various locations in the U.S. and abroad as the Company continues to invest offshore.

Cash provided by financing activities was $6.6 million in 2003 versus cash provided by financing activities of $7.5 million in 2002. The Company made net borrowings of $7.0 million under its line of credit in both 2003 and 2002 to help finance capital expenditures.

In December 2003, the Company renewed its existing three-year $85.0 million revolving credit facility which was scheduled to expire in April, 2004. The new facility expires in December 2006. The credit facility has an aggregate commitment of $85.0 million. The commitment includes sub-limits for both foreign denominated loans and letters of credit. The agreement has two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime, plus a spread ranging from 0% to 0.75% or a Eurocurrency rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%, depending on the Company’s ratio of funded debt to EBITDA (net income before interest expense, interest income, income taxes, depreciation and amortization). The Company is required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified levels of consolidated leverage, consolidated fixed charges, and minimum net worth. As a result of the new credit facility, the Company incurred $486,000 of issuance costs that were deferred and will be amortized over the three-year term of the agreement. The unamortized issuance costs associated with the original credit facility were $142,000 and will also be amortized over the new three-year term.

The Company’s operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through cash generated from operations, the Company’s line of credit, the ability to acquire equipment through operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. At December 31, 2003, the Company had $17.6 million of cash and cash equivalents along with $55.0 million available under the Company’s credit facility. The Company had $30.0 million of outstanding borrowings under the credit facility at December 31, 2003. The Company is in compliance with the covenants under the credit facility as of December 31, 2003. The Company believes that cash on hand, together with cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under the credit facility will be sufficient to finance its current operations and planned capital expenditures at least into 2005.

The Company has an effective shelf registration statement filed with the Securities and Exchange Commission (the “SEC”) to register 3,000,000 shares of common stock, including 1,000,000 shares by selling shareholders, plus an allowance for over allotments, to be sold in the future.

The Company has entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The Company expects to satisfy its contractual obligations through cash flows generated from continuing operations. The tables noted below present a summary of these obligations and commitments:

Contractual Obligations:

Payments Due By Period

(in thousands)

Description	Total Obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating leases (1)	$112,495	$22,887	$31,521	$13,961	$44,126
Telephone contract commitments	11,408	5,100	6,308	—	—

Total contractual cash obligations	$123,903	$27,987	$37,829	$13,961	$44,126

(1)	Includes facility and equipment operating leases, some of which call for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

Commercial Commitments (1):

Amount of Commitment Per Period

(in thousands)

Description	Total Amounts Committed	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Line of credit (2)	$30,000	—	$30,000	—	—

Total commercial commitments	$30,000	—	$30,000	—	—

(1)	Excludes purchase orders for merchandise and supplies in the normal course of business which are liquidated within 12 months.
(2)	At December 31, 2003, $30,000,000 of borrowings were outstanding under the credit facility and were classified as long-term. The amount of the unused credit facility at December 31, 2003 was $55,000,000. For additional information, see Note 4 to the consolidated financial statements.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development and/or normal use of the assets. A corresponding asset would also be recorded that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption did not have any impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have any impact on the Company’s financial statements and did not impact the Company’s credit facility renewal that occurred in 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the EITF finalized its consensus on EITF Issue 00-21, which provides guidance on the timing and method of how to allocate revenue for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 can be adopted prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF Issue 00-21 as of July 1, 2003 on a prospective basis, as provided for by the EITF. The adoption of EITF Issue 00-21 did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included herein in the notes to the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued a revision to Interpretation No. 46 to make certain clarifications. The application of this Interpretation and the subsequent revision is not expected to have any impact on the Company’s financial statements as the Company does not have variable interests in variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and for certain preexisting contracts. The Company adopted SFAS No. 149 on July 1, 2003 on a prospective basis, as provided for by the pronouncement. The adoption of SFAS No. 149 did not have any impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The adoption of SFAS No. 150 did not have any impact on the Company’s consolidated financial statements, as the Company does not have the types of financial instruments that would require consideration under this statement.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. To meet disclosure requirements, the Company performs a sensitivity analysis to determine the effects that market risk exposures may have on its debt and other financial instruments. Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that the Company would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its variable rate line of credit. A change in market interest rates exposes the Company to the risk of earnings or cash flow loss but would not impact the fair market value of the related underlying instrument. Borrowings under the Company’s line of credit are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1.0% change (100 basis points) in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $282,000 and $226,000 in fiscal 2003 and fiscal 2002, respectively. The rate on $30.0 million of outstanding borrowings at December 31, 2003 approximated market rates; thus, the fair value of the debt approximates its reported value. In the past the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management’s assessment of future interest rates, volatility of the yield curve and the Company’s ability to access the capital markets in a timely manner.

Foreign Currency Risk

The Company has operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico, and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these operations from local currencies to US dollars affects year-to-year comparability of operating results. The Company’s foreign operations represented 23% of the Company’s consolidated revenue for the year ended December 31, 2003. Additionally, the foreign operations performed 32% of the production hours for the Domestic business segment.

The Company’s most significant foreign currency exposures to be hedged occur when revenue is generated in one foreign currency and corresponding expenses are generated in another foreign currency. The Company’s most significant exposure has been with its Canadian operations, where revenues are generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). When the value of the CAD increases against the USD, CAD denominated expenses increase and operating margins are negatively impacted. Partially offsetting this exposure is indigenous Canadian business and associated profitability where USD profits will be higher in a period of a strong CAD.

In June 2003, the Company finalized a strategy to hedge a portion of anticipated operating costs and payables associated with the CAD, primarily payroll expenses, rental expenses and other known recurring expenses, on a monthly basis to mitigate the impact of exchange rate fluctuations.

The impact of foreign currencies will continue to present economic challenges for the Company and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies could have had an impact of approximately $775,000 on the Company’s annual earnings in 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company being filed under this Item 8 can be found beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 20, 2002, the Company dismissed Arthur Andersen LLP (“Arthur Andersen”) as its independent public accountants. On May 21, 2002, the Company engaged KPMG LLP (“KPMG”) to serve as its independent public accountants for the fiscal year 2002. The appointment of KPMG was effective immediately. The decision by the Board of Directors to replace Arthur Andersen with KPMG was based on the recommendation of the Audit Committee and approved by the Board of Directors.

Arthur Andersen’s report on the Company’s consolidated financial statements for fiscal year 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During fiscal 2001, and through May 20, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K.

The Company disclosed the foregoing information on a Current Report on Form 8-K dated May 20, 2002. Arthur Andersen was provided with a copy of the foregoing disclosures and has furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with such statements. A copy of Arthur Andersen’s letter was filed as an exhibit to the Form 8-K.

During fiscal 2001 and through May 20, 2002, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

b. Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item will be contained in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders (the “Proxy Statement”), which is hereby incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item will be contained in the Proxy Statement, which is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

See Index to Financial Statements at page F-1.

Reports on Form 8-K

The Company furnished a Report on Form 8-K, dated October 23, 2003, with the Securities and Exchange Commission to disclose its third quarter results.

The Company filed a Report on Form 8-K, dated December 5, 2003, with the Securities and Exchange Commission to disclose the renewal of its $85 million credit facility.

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.

3.1	Amended and Restated Articles of Incorporation of the Company (Filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

9.1	Amended and Restated Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated October 16, 2000 (Filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.1	ICT Group, Inc. 1987 Stock Option Plan (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.2	Amendment 1996-1 to the ICT Group, Inc. 1987 Stock Option Plan (Filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.3	ICT Group, Inc. Equity Incentive Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.4	ICT Group, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.5	ICT Group, Inc. 1996 Non-Employee Directors Plan (Filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.6	ICT Group, Inc. Non-Qualified Deferred Compensation Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.7	Form of Voting Agreement between the Company and certain option holders (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))

10.8	Amended and Restated Shareholders Agreement among John J. Brennan, Donald P. Brennan, the Company and certain family trusts, dated October 16, 2000 (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.9	Employment Agreement between John J. Brennan and the Company, dated May 8, 1996 (Filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.10	Employment Agreement between John L. Magee and the Company, dated April 1, 1987 (Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.11	Employment Agreement between John D. Campbell and the Company, dated October 1, 1987 (Filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.12	Employment Agreement between Vincent A. Paccapaniccia and the Company, dated August 24, 1998 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)+

10.13	Employment Agreement between Timothy F. Kowalski and the Company, dated July 7, 1997 (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.14	Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated January 2, 2002 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.15	Employment Agreement between Vincent M. Dadamo and the Company, dated May 29, 1999 (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.16	Employment Agreement between Pam Goyke and the Company, dated September 11, 2000 (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)+

10.17	Employment Agreement between Dean Kilpatrick and the Company, dated May 5, 1995 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)+

10.18	Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated January 2, 2002 (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.19	Amended and Restated Credit Agreement, dated as of December 2, 2003, among the Registrant, certain subsidiaries of the Registrant named therein as guarantors, the lenders named therein, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 5, 2003)

Amended and Restated Security Agreement, dated as of December 2, 2003, among the Registrant, certain subsidiaries of the Registrant named therein as grantors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 5, 2003)

Amended and Restated Pledge Agreement, dated as of December 2, 2003, among the Registrant, certain subsidiaries of the Registrant named therein as pledgors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.3 to the Company’s Form 8-K filed on December 5, 2003)

10.20	Lease Agreement between Brandywine Operating Partnership, L.P., dated January 23, 2001 (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.22	Amendment to Employment Agreement between Dean Kilpatrick and the Company, January 2, 2002 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.24	Employment Agreement between Robert Mannarino and the Company, dated June 18, 2001 (Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 21, 2001)+

10.25	Employment Agreement between John J. Brennan and the Company, dated August 1, 2002 (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2002)+

10.26	Employment Agreement between John L. Magee and the Company, dated August 1, 2002 (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.27	Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated October 1, 2002 (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.28	Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated October 1, 2002 (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.29	Amendment to Employment Agreement between Pam Goyke and the Company, dated October 1, 2002 (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.30	Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated October 1, 2002 (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.31	Employment Agreement between John Campbell and the Company, dated March 1, 2003 (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.32	Amendment to Employment Agreement between Timothy F. Kowalski and the Company, dated March 17, 2003 (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.33	Employment Agreement between Jeffrey Moore and the Company, dated November 7, 2003 (Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

21	List of Subsidiaries *

23	Consent of KPMG LLP *

31.1	Chief Executive Officer Certification for Sarbanes-Oxley Section 302 *

31.2	Chief Financial Official Certification for Sarbanes-Oxley Section 302 *

32.1	Chief Executive Officer Certification for Sarbanes-Oxley Section 906 (furnished pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) *

32.2	Chief Financial Official Certification for Sarbanes-Oxley Section 906 (furnished pursuant to Rule 13a-14(b) under the Exchange Act) *

+	Compensation plans and arrangements for executives and others.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICT GROUP, INC.
(Registrant)

Dated: March 10, 2004

	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ John J. Brennan John J. Brennan	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 10, 2004

By:	/s/ Vincent A. Paccapaniccia Vincent A. Paccapaniccia	Executive Vice President, Corporate Finance and Chief Financial Officer (principal financial and accounting officer)	March 10, 2004

By:	/s/ Donald P. Brennan Donald P. Brennan	Vice-Chairman	March 10, 2004

By:	/s/ Bernard Somers Bernard Somers	Director	March 10, 2004

By:	/s/ John Stoops John Stoops	Director	March 10, 2004

By:	/s/ Seth Lehr Seth Lehr	Director	March 10, 2004

ICT GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

ICT Group, Inc.:

We have audited the 2003 and 2002 consolidated financial statements of ICT Group, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the 2003 and 2002 consolidated financial statements, we also have audited the 2003 and 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The 2001 consolidated financial statements and financial statement schedule of ICT Group, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated February 1, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICT Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Philadelphia, Pennsylvania

February 9, 2004

The following s a copy of a previously issued report by Arthur Andersen LLP (“Andersen”) and included in the Form 10-K for the year ended December 31, 2001. This report has not been reissued by Andersen nor has Andersen consented to its inclusion in this annual report on Form 10-K. The Andersen report refers to the consolidated balance sheets as of December 31, 2001 and December 31, 2000 and the consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2000 and 1999 which are no longer included in the accompanying consolidated financial statements.

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

/s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania

February 1, 2002

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2003	2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,591	$16,279
Accounts receivable, net of allowance for doubtful accounts of $337 and $642	48,409	54,254
Prepaid expenses and other	11,875	8,201
Deferred income taxes	4,531	4,510

Total current assets	82,406	83,244

PROPERTY AND EQUIPMENT, NET	47,612	43,327

DEFERRED INCOME TAXES	2,196	726

OTHER ASSETS	3,498	3,521

	$135,712	$130,818

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$—	$4,000
Accounts payable	13,265	14,870
Accrued expenses	13,895	15,606
Income taxes payable	846	2,130
Accrued litigation	4,400	1,350

Total current liabilities	32,406	37,956

LINE OF CREDIT	30,000	19,000

OTHER LIABILITIES	2,755	5,826

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 12,483 and 12,394 shares issued and outstanding	125	124
Additional paid-in capital	51,485	51,277
Retained earnings	18,084	19,228
Accumulated other comprehensive income (loss)	857	(2,593)

Total shareholders’ equity	70,551	68,036

	$135,712	$130,818

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2003	2002	2001
REVENUE	$298,142	$298,926	$239,324

OPERATING EXPENSES:
Cost of services	179,679	172,109	133,816
Selling, general and administrative	115,273	111,529	91,795
Litigation costs	4,693	1,200	150
Restructuring charge	(686)	8,894	—

	298,959	293,732	225,761

Operating income (loss)	(817)	5,194	13,563

INTEREST EXPENSE	(1,293)	(1,035)	(1,459)

INTEREST INCOME	110	207	380

Income (loss) before income taxes	(2,000)	4,366	12,484

INCOME TAX PROVISION (BENEFIT)	(856)	1,398	4,506

NET INCOME (LOSS)	$(1,144)	$2,968	$7,978

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.09)	$0.24	$0.66

Diluted earnings (loss) per share	$(0.09)	$0.23	$0.63

Shares used in computing basic earnings (loss) per share	12,483	12,316	12,151

Shares used in computing diluted earnings (loss) per share	12,483	13,021	12,682

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2000	12,074	$121	$49,797	$8,282	$(1,518)	$56,682
Exercise of stock options and related income tax benefit	159	1	534	—	—	535
Comprehensive income:
Net income	—	—	—	7,978	—	7,978
Currency translation adjustment	—	—	—	—	(1,535)	(1,535)

Total comprehensive income						6,443

BALANCE, DECEMBER 31, 2001	12,233	122	50,331	16,260	(3,053)	63,660
Exercise of stock options and related income tax benefit	161	2	946	—	—	948
Comprehensive income:
Net income	—	—	—	2,968	—	2,968
Currency translation adjustment	—	—	—	—	460	460

Total comprehensive income						3,428

BALANCE, DECEMBER 31, 2002	12,394	124	51,277	19,228	(2,593)	68,036
Exercise of stock options and related income tax benefit	89	1	208	—	—	209
Comprehensive income:
Net loss	—	—	—	(1,144)	—	(1,144)
Currency translation adjustment	—	—	—	—	3,442	3,442
Unrealized gain on derivative instruments, net of tax	—	—	—	—	8	8

Total comprehensive income						2,306

BALANCE, DECEMBER 31, 2003	12,483	$125	$51,485	$18,084	$857	$70,551

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,144)	$2,968	$7,978
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,855	15,443	11,279
Tax benefit of stock option exercises	49	423	117
Deferred income tax benefit	(1,491)	(2,791)	(449)
Asset impairment	280	573	—
Amortization of deferred financing costs	300	255	252
(Increase) decrease in:
Accounts receivable	8,125	(5,511)	(5,647)
Prepaid expenses and other	(3,047)	(3,980)	(768)
Other assets	8	(807)	(114)
Increase (decrease) in:
Accounts payable	(2,695)	5,496	(1,383)
Accrued expenses and other liabilities	(4,572)	10,914	3,767
Income taxes payable	(1,481)	(1,241)	2,129
Accrued litigation	3,050	1,200	150

Net cash provided by operating activities	15,237	22,942	17,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,046)	(24,178)	(8,293)
Cash paid for acquisition	(671)	(1,579)	—

Net cash used in investing activities	(19,717)	(25,757)	(8,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	19,000	18,000	7,500
Payments on line of credit	(12,000)	(11,000)	—
Payments on long-term debt	—	—	(10,000)
Payment on capitalized lease obligations	—	—	(292)
Debt issuance costs incurred	(571)	—	(773)
Proceeds from exercise of stock options	160	525	418

Net cash provided by (used in) financing activities	6,589	7,525	(3,147)

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(797)	(1,306)	(1,535)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,312	3,404	4,336
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,279	12,875	8,539

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,591	$16,279	$12,875

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND:

ICT Group, Inc. (incorporated in the Commonwealth of Pennsylvania in 1987) and subsidiaries (the Company) is a leading global provider of outsourced business services solutions. The Company provides a comprehensive mix of sales, service, marketing and business services outsourcing solutions. The Company manages customer operations centers in the U.S., Europe, Canada, Australia, Mexico, Barbados and the Philippines from which it supports domestic and multinational corporations and institutions, primarily in the financial, insurance, telecommunications, healthcare, information technology, media and energy services industries.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of property and equipment, the assessment of the recoverability of goodwill and intangible assets, valuation allowances for receivables and deferred income tax assets, restructuring accruals and litigation contingencies. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue as services are performed, generally based on hours of work incurred. Revenue is typically calculated based on contracted hourly rates with customers.

In order to provide its business services solutions, the Company incurs certain up-front project set-up costs specific to each customer contract. In certain instances, the Company can bill the customer for these costs; however, because the delivered item (project set-up costs) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent the Company has billed these costs and there are no customer issues with collection, the Company defers the project set-up costs and amortizes such amounts as the services are provided over the remaining contract term or until contract termination. The amount of the costs that are incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue. Deferred revenue totaled approximately $1,547,000 and $312,000 as of December 31, 2003 and 2002, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets.

Management believes its revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition of Financial Statements” and Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements With Multiple Deliverables.” The Company adopted EITF Issue 00-21 prospectively for arrangements entered into beginning July 1, 2003. The adoption of EITF Issue 00-21 did not have a material impact on the Company’s financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with a maturity of three months or less. Cash equivalents at December 31, 2003 consist of an overnight repurchase agreement, money market accounts and investment-grade commercial paper.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and any specific customer collection issues that have been identified. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Property and Equipment

	December 31,
(in thousands)	2003	2002
Communications and computer equipment	$92,928	$76,954
Furniture and fixtures	21,448	17,359
Leasehold improvements	16,694	12,114

	131,070	106,427
Less - Accumulated depreciation and amortization	(83,458)	(63,100)

	$47,612	$43,327

Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the applicable assets using the straight-line method. The lives used are as follows:

Communications and computer equipment	3-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life

Depreciation and amortization expense relating to property and equipment was $17,663,000, $15,443,000, and $11,218,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized and amortized over their estimated useful lives.

Under the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes the costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized funding for the project, and it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) direct payroll and payroll-related costs relating to the time spent by employees on each internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The Company capitalized $1,203,000, $1,415,000, and $635,000 of costs during 2003, 2002 and 2001, respectively, which have been included in communications and computer equipment. These costs are amortized on a project-by-project basis over an estimated useful life, typically three years, beginning when the software is placed into operations and is ready for its intended purpose.

Other Assets

	December 31,
(in thousands)	2003	2002
Deposits	$1,182	$998
Goodwill and intangibles, net of accumulated amortization of $192 and $0	1,706	2,184
Deferred financing costs, net of accumulated amortization of $733 and $433	610	339

	$3,498	$3,521

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Prior to 2002, goodwill was amortized using the straight-line method over a period of 15 years. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and no longer amortizes goodwill. SFAS No. 142 requires that goodwill be tested for impairment at least annually or as impairment indicators arise. As of January 1, 2002, management determined that the Company had two reporting units for purposes of applying SFAS No. 142 based on its reporting structure. The Company made its initial assessment of impairment for the transition period as of January 1, 2002 and makes its annual assessment at the end of each fiscal year. The Company performed its impairment test as of December 31, 2003 and determined that goodwill was not impaired. The Company’s total goodwill is approximately $1,273,000, of which $474,000 is allocated to the Company’s Domestic segment and $799,000 is allocated to the International segment.

On October 1, 2002 the Company acquired the assets of Grupo TeleInter, S.A. de C.V. The primary reason for the acquisition was to facilitate the Company’s near-shore expansion plans and establish a call center location to cater to the Mexican marketplace. The total consideration was $2,250,000, of which $600,000 was allocated to tangible net assets acquired (primarily receivables and fixed assets), $625,000 was allocated to a customer-related intangible asset, and the remaining $1,025,000 was attributed to goodwill. Reductions in goodwill as of December 31, 2003 related to changes in exchange rates between the U.S. dollar and the Mexican peso. The Company made acquisition payments of $1,579,000 in 2002 and $671,000 in 2003. There is contingent consideration that will be calculated based on 2004 operating results. Should the Company owe any additional amounts, they will be paid in 2005. The maximum amount that could be paid is $750,000.

The customer-related intangible asset is being amortized over an estimated useful life of four years. Approximately $192,000 was recorded as amortization expense during 2003. All of the goodwill associated with this acquisition is allocated to the Company’s International segment.

For the year ended December 31, 2001, goodwill amortization expense was $60,500.

Deferred financing costs represent costs incurred by the Company in renewing its credit facility (see Note 4). These costs are being amortized as interest expense over the three-year term of the agreement.

Long-Lived Assets

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and the customer-related intangible asset, are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to measure recoverability. If impairment is indicated, measurement of the impairment is based on the difference between the fair value and carrying value of the assets, generally determined based on the present value of expected future cash flows associated with the use of the asset. The Company adopted SFAS No. 144 on January 1, 2003. The adoption did not have a material impact on the Company’s financial statements. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Impairment charges totaling approximately $480,000 were recognized as part of the $8,894,000 restructuring charge recorded in the year ended December 31, 2002. For the year ended December 31, 2003, additional impairment charges of $205,000 were recognized (see Note 3).

Accrued Expenses

	December 31,
(in thousands)	2003	2002
Payroll and related benefits	$7,975	$7,108
Restructuring (Note 3)	980	3,141
Telecommunications expense	395	689
Sales and VAT taxes	1,147	960
Deferred revenue	1,547	312
Other	1,851	3,396

	$13,895	$15,606

Other Liabilities

	December 31,
(in thousands)	2003	2002
Non-current portion of restructuring (Note 3)	$1,862	$5,180
Accrued facilities	665	357
Other	228	289

	$2,755	$5,826

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

Supplemental Cash Flow Information

For the years ended December 31, 2003, 2002 and 2001, the Company paid interest of $961,000, $774,000 and $1,626,000, respectively. For the years ended December 31, 2003, 2002 and 2001, the Company paid income taxes of $2,389,000, $7,014,000 and $2,758,000, respectively.

Major Customers

The following table summarizes the percent of revenue during the years ended December 31, 2003, 2002 and 2001 derived from each client that represented at least ten percent of revenue. There was no customer in 2003 who comprised 10% of the Company’s revenue:

	2003	2002	2001
Client A	*	*	17%
Client B	*	11%	12%
Client C	*	11%	*

* — Less than 10%

At December 31, 2002 and 2001, the above clients who comprised 10% or more of the Company’s revenue accounted for approximately 23% and 28% of total accounts receivable, respectively.

In 2003, 2002 and 2001, revenue from customers within the insurance industry accounted for 13%, 19% and 28% of total revenue, respectively; customers within the financial services industry accounted for 40%, 37% and 34% of total revenue, respectively; and customers within the telecommunications industry accounted for 21%, 16% and 14%, respectively. The loss of one or more of the Company’s major customers or an economic downturn in the insurance, financial services or telecommunications industries could have a material adverse effect on the Company’s business.

Derivative Instruments

The Company records it derivative instruments at fair value on the consolidated balance sheet. The Company accounts for these derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company’s derivatives are designated as a cash flow hedge (see Note 10); therefore, to the extent the Company’s derivatives qualify for accounting as a hedging instrument, changes in fair value are recorded through other comprehensive income until settlement of the instrument, at which time gains and/or losses are realized.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and a line of credit. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values due to the short-term nature of those instruments. The interest rate on the Company’s outstanding borrowings on its line of credit at December 31, 2003 approximated market rates; thus, the fair value of the debt approximates its reported value.

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

Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings per share (Basic EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share (Diluted EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised. Given the Company’s loss for the year ended December 31, 2003, Diluted EPS is the same as Basic EPS as all common stock equivalents would be antidilutive. Accordingly, options to purchase 989,000 shares of common stock were not included in the computation of Diluted EPS. For the years ended December 31, 2002 and 2001, the dilutive effect of common stock equivalents used in computing Diluted EPS was 705,200 and 531,500, respectively. For the years ended December 31, 2002 and 2001, options to purchase 14,000 and 271,500 shares of Common Stock, respectively, were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive.

Stock-based Compensation

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share at the measurement date, which is generally the grant date. Typically, the exercise price of the options equals the market price at the date of grant. For the years ended December 31, 2003, 2002 and 2001, the Company did not record any stock-based compensation expense. For option grants to non-employees, the Company applies fair value accounting in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had compensation cost for the Company’s stock-based compensation plans been determined under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been decreased to the following pro forma amounts:

	For the year ended December 31,
In thousands, except per share data	2003	2002	2001
Net income (loss), as reported	$(1,144)	$2,968	$7,978
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	560	982	737

Pro forma net income (loss)	$(1,704)	$1,986	$7,241

Diluted earnings (loss) per share, as reported	$(0.09)	$0.23	$0.63
Pro forma diluted earnings (loss) per share	$(0.14)	$0.15	$0.57

The weighted average fair value of the options granted in 2003, 2002 and 2001 is estimated at $8.59, $10.19 and $6.72 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	63%	81%	85%
Risk free interest rate	4.10%	3.80%	4.00%
Expected life	8 years	7.5 years	2 years

Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. At December 31, 2003 and 2002, accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized gains and losses on outstanding derivative instruments.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Reclassifications

Certain prior year amounts in the financial statements have been reclassified for comparative purposes.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development and/or normal use of the assets. A corresponding asset would also be recorded that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption did not have any impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have any impact on the Company’s financial statements and did not impact the Company’s credit facility renewal that occurred in 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the EITF finalized its consensus on EITF Issue 00-21, which provides guidance on the timing and method of how to allocate revenue for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 can be adopted prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF Issue 00-21 as of July 1, 2003 on a prospective basis, as provided for by the EITF. The adoption of EITF Issue 00-21 did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included herein in the notes to the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued a revision to Interpretation No. 46 to make certain clarifications. The application of this Interpretation and the subsequent revision is not expected to have any impact on the Company’s financial statements as the Company does not have variable interests in variable interest entities.

In April 2003, the FASB issued SFAS No. 149. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and for certain preexisting contracts. The Company adopted SFAS No. 149 on July 1, 2003 on a prospective basis, as provided for by the pronouncement. The adoption of SFAS No. 149 did not have any impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The adoption of SFAS No. 150 did not have any impact on the Company’s consolidated financial statements, as the Company does not have the types of financial instruments that would require consideration under this statement.

3. CORPORATE RESTRUCTURING

In December 2002, the Company announced a corporate restructuring and recorded a $8,894,000 pre-tax restructuring charge in connection with a plan to reduce its cost structure by closing all or part of ten operations centers prior to the end of their existing lease terms. The restructuring costs included severance of $1,078,000, site closure costs totaling $7,243,000, which were the estimated costs for closing the operations centers, including $6,151,000 in obligations under signed real estate and equipment lease agreements and $1,092,000 in costs related to early lease terminations and the write-off of $573,000 of leasehold improvements, security deposits and certain fixed assets. The discount rate used to present value the remaining payments due under the leases was the risk free interest rate, which was the yield on U.S. treasury obligations with a similar life as the remaining lease payments. The Company had assumed that no sublease income would be available to offset future rent payments given the current market conditions in the locations of the identified operations centers at that time, and the inability to locate any tenants. All of the ten facilities were closed by the end of the second quarter of 2003.

A rollforward of the restructuring accrual is summarized as follows:

	Accrual at December 31, 2002	Cash Payments	Adjustments	Accrual at December 31, 2003
Severance	$1,078	$(978)	$(94)	$6
Lease obligations	6,151	(3,197)	(237)	2,717
Facility exit costs	1,092	(413)	(560)	119

	$8,321	$(4,588)	$(891)	$2,842

During the quarter ended June 30, 2003, the Company negotiated lease termination settlements for certain facilities that were part of the December 2002 restructuring. The settlement amounts were below the Company’s original estimate of lease obligations and facility exit costs. Therefore, the Company reversed $582,000 of the restructuring accrual in order to appropriately reflect the settlement amounts. The settlement amounts were paid in July 2003. In addition, during the quarter ended June 30, 2003, the Company identified additional assets which management currently does not plan to utilize in other facilities. The Company has classified these assets as held for disposal and has written them down to fair value, resulting in an impairment charge of $205,000.

During the quarter ended September 30, 2003, the Company entered into a sublease agreement for one of the closed facilities. Accordingly, the Company reversed $165,000 of the restructuring accrual, which represents the amount of sublease rent to be received. The Company also recorded adjustments relating to various facilities resulting in additional net reversals of $50,000.

During the quarter ended December 31, 2003, one individual who was receiving monthly severance as part of the restructuring secured new employment elsewhere, which partially voided his severance agreement with the Company. Approximately $94,000 of his remaining severance was reversed in the fourth quarter. The remaining severance is to be paid in the first quarter of 2004.

The adjustments to the restructuring charge of $891,000 and the $205,000 asset impairment have been recorded in the restructuring charge line in the accompanying consolidated statements of operations.

The Company continues to evaluate and update its estimation of the remaining liabilities. At December 31, 2003, $1,862,000 of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments to be made beyond one year. The balance of the restructuring accrual is included in accrued expenses at December 31, 2003.

4. LINES OF CREDIT AND LONG-TERM DEBT:

On December 2, 2003, the Company renewed its existing three-year $85,000,000 revolving credit facility (the Credit Facility), which was scheduled to expire in April 2004. The renewal extends the $85,000,000 borrowing capacity under the Credit Facility for an additional three-year period and expires in December 2006. The renewed Credit Facility retains all of the substantive provisions of the credit facility that was scheduled to expire in 2004. The Credit Facility includes sub-limits for both foreign denominated loans and letters of credit. Under the Credit Facility, the Company has two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime plus a spread ranging from 0% to 0.75%, or a Eurocurrency rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%. The amounts within each borrowing options’ spread depends on the Company’s ratio of funded debt to EBITDA (net income before interest expense, interest income, income taxes, and depreciation and amortization). The Company is also required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount. The Credit Facility contains certain affirmative and negative covenants including financial covenants requiring the maintenance of specified levels of consolidated leverage, consolidated fixed charges and minimum net worth. The Company was in compliance with all covenants as of December 31, 2003. The Credit Facility can be drawn upon through December 2, 2006, at which time all amounts outstanding are repayable.

At December 31, 2003, $30,000,000 of borrowings were outstanding under the Credit Facility and were classified as long term. There were no outstanding foreign currency loans nor were there any outstanding letters of credit at December 31, 2003. The amount of the unused Credit Facility at December 31, 2003 was $55,000,000. The Company incurred approximately $486,000 of issuance costs associated with the renewal. These costs are being deferred and will be amortized over the three-year term of the Credit Facility. The unamortized issuance costs associated with the original credit facility were $142,000 and will also be amortized over the new three-year term.

The Company incurred interest expense of $870,000, $773,000, and $1,054,000 under its lines of credit for the years ended December 31, 2003, 2002 and 2001, respectively. The effective interest rate on borrowings under the Credit Facility at December 31, 2003 was 3.4%. The weighted average interest rate on borrowings under the lines of credit was 3.1% and 3.4%, respectively, for the years ended December 31, 2003 and 2002.

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets, as well as the capital stock of the Company’s subsidiaries.

5. INCOME TAXES:

The components of the income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Domestic	$(1,368)	$(465)	$7,539
Foreign	(632)	4,831	4,945

	$(2,000)	$4,366	$12,484

The provision (benefit) for income taxes includes federal, state and foreign taxes payable and deferred taxes related to temporary differences between the financial statements and tax bases of assets and liabilities and operating loss and tax credit carryforwards. The components of the income tax provision are as follows:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Current:
Federal	$379	$1,752	$4,490
State	—	61	175
Foreign	256	2,376	290

	635	4,189	4,955

Deferred:
Federal	(592)	(2,506)	(282)
State	(22)	(70)	—
Foreign	(877)	(215)	(167)

	(1,491)	(2,791)	(449)

	$(856)	$1,398	$4,506

The appropriate income tax effect of each type of temporary difference is as follows:

	December 31,
	2003	2002
Deferred tax assets:
Nonrecurring compensation expense	$1,142	$1,434
Accruals and reserves not currently deductible for tax	4,320	4,510
Federal tax credits	420	—
Federal net operating loss carryforwards	754	—
State net operating loss carryforwards	1,239	761
Foreign net operating loss carryforwards	1,514	760

Total deferred tax assets	9,389	7,465
Valuation allowance	(1,217)	(761)

Total deferred tax assets, net of valuation allowance	8,172	6,704

Deferred tax liabilities:
Plant and equipment	1,387	1,410
Other	58	58

Total deferred tax liabilities	1,445	1,468

Net deferred tax assets	$6,727	$5,236

A portion of the Company’s deferred tax asset relates to the income tax effect of net operating loss carryforwards for state tax purposes. Management does not believe it is more likely than not that these assets will be realized. Accordingly, the Company has recorded a valuation allowance of $1,217,000 against these assets. There are no valuation allowances for any other deferred tax assets. Although realization is not assured, management believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term, if estimates of future taxable income are reduced. At December 31, 2003, a non-U.S. subsidiary of the Company had net operating loss carryforwards for tax purposes of approximately $3,818,000 that do not expire. The Company has no valuation reserve against its foreign net operating loss carryforwards as management believes that it is more likely than not that the tax benefit of these carryforwards will be realized, based on estimated future taxable income.

At December 31, 2003, there were approximately $8,631,000 of accumulated undistributed earnings of non-U.S. subsidiaries that are considered to be permanently reinvested. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. If such earnings were remitted to the Company, applicable U.S. federal income and foreign withholding taxes may be partially offset by foreign tax credits.

In June 1996, the Company recorded a nonrecurring compensation charge of $12,700,000 relating to the extension of stock options. In connection with the compensation charge, the Company recorded a deferred tax benefit of $4,700,000 based on the then excess of the Company’s stock price ($16.00 per share) over the exercise price of the extended options. To the extent the stock price is below $16.00 per share when the options are exercised, the actual tax deduction the Company will receive will be less than the carrying amount of the deferred tax asset. Based on the Company’s stock price at December 31, 2003 of $11.74 per share, the Company would have incurred $269,000 of additional tax expense had all of the remaining unexercised extended options been exercised.

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	1.0	1.0	1.0
Difference between U.S. and non-U.S. rates	12.1	8.7	(1.0)
Tax credits, permanent differences and other	(4.3)	(11.7)	2.1

	42.8%	32.0%	36.1%

6. PROFIT SHARING PLAN:

The Company maintains a trusteed profit sharing plan (Section 401(k)) for all qualified employees, as defined. The Company matches 50% of employee contributions, up to a maximum of 6% of the employee’s compensation; however, it may also make additional contributions to the plan based upon profit levels and other factors. No such additional contributions were made in 2003, 2002 or 2001. Employees are fully vested in their contributions, while full vesting in the Company’s contributions occurs upon death, disability, retirement or completion of five years of service. In 2003, 2002 and 2001, the Company’s contributions were $692,000, $732,000 and $614,000, respectively. The plan’s trustees are the management of the Company.

The Company also maintains a Non-Qualified Deferred Compensation Plan for certain employees. This plan allows certain employees to defer a portion of their compensation on a pre-tax basis. Employees are fully vested in their deferred amounts, but withdrawals are not permitted until the plan is terminated, the employee attains age 65, or the employee terminates, becomes disabled, or dies. Other withdrawals are permitted for unforeseeable emergencies only. In 2003, 2002 and 2001, the Company matched 10% of employee deferrals, up to certain limits with vesting of Company matching contributions occurring ratably over three years. The amount matched totaled $71,000, $89,000 and $62,000, respectively.

7. EQUITY PLANS:

Stock Option Plans

The Company’s 1996 Equity Compensation Plan authorizes up to 2,220,000 shares of common stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, stock appreciation rights and other awards based on the Company’s common stock. The options to be granted and the option prices are established by the Board of Directors or a committee composed of two or more of its members. Incentive stock options are granted at prices not less than fair market value. Options are exercisable for periods not to exceed ten years, as determined by the Board of Directors or its committee and generally vest over a three-year period. As of December 31, 2003, 907,337 shares of common stock were available for grant under the plan.

The Company’s 1996 Non-Employee Director Plan authorizes up to 250,000 shares of common stock for issuances of nonqualified stock options to non-employee directors. As of December 31, 2003, 182,500 shares of common stock were available for grant under this plan.

In connection with the Company’s 1987 Stock Option Plan, options to purchase 1,530,000 shares of common stock were authorized for issuance. No future grants will be made under this plan.

Equity Incentive Plan

In December 1995, the Company adopted an Equity Incentive Plan that provided for the issuance of up to 270,000 Equity Incentive Units (Units). In December 1995, the Company awarded 159,300 Units with a purchase price of $1.02 per Unit. Each Unit allows the holder the right to purchase one share of common stock at a specified price. Units are exercisable for a period not to exceed ten years from the date of grant. As of December 31, 2003, there were 14,025 Units outstanding. No more Units will be granted under the Equity Incentive Plan.

Information with respect to the options granted under the Company’s stock option plans and Units is as follows:

	Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2000	1,381,900	$.04 – 16.25	$4.69
Granted	324,600	8.75 – 16.45	12.05
Exercised	(156,025)	.04 – 11.00	2.58
Canceled	(19,650)	1.02 – 11.00	8.61

Outstanding, December 31, 2001	1,530,825	.04 – 16.45	6.41
Granted	179,733	12.82 – 20.90	16.44
Exercised	(161,375)	.04 – 16.75	3.25
Canceled	(21,450)	7.75 – 12.50	9.75

Outstanding, December 31, 2002	1,527,733	.04 – 20.90	7.91
Granted	67,320	7.20 – 14.52	11.72
Exercised	(88,650)	.04 – 12.50	1.79
Canceled	(150,565)	1.02 – 20.90	12.75

Outstanding, December 31, 2003	1,355,838	.04 – 20.90	7.97

The following table summarizes information about stock options and units outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .04 to $4.18	380,300	3.0	$1.57	380,300	$1.57
$4.19 to $8.36	280,650	4.5	5.34	259,400	5.16
$8.37 to $9.75	440,805	6.6	10.55	361,250	10.53
$9.76 to $12.54	165,875	7.8	15.14	88,375	15.31
$12.55 to $20.90	88,208	7.9	17.50	48,658	17.70

$ .04 to $20.90	1,355,838	5.4	7.97	1,137,983	6.99

8. COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases office facilities and certain equipment under operating leases. Rent expense was $24,374,000, $22,622,000 and $17,764,000 for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, future minimum rentals for all operating leases are as follows:

(in thousands)
2004	$22,887
2005	18,833
2006	12,688
2007	8,506
2008	5,455
2009 and thereafter	44,126

Contracts

The Company enters into agreements with its telephone long-distance carriers ranging from one to three years, which provide for, among other things, annual minimum purchases based on volume and termination penalties. As of December 31, 2003 annual minimum purchases associated with these agreements were approximately $5,100,000, $4,700,000 and $1,600,000 for 2004, 2005 and 2006, respectively.

Employment Agreements

The Company has renewable employment agreements with ten key executives with terms ranging from one to three years. The agreements provide for, among other things, severance payments ranging from six months to three years.

Litigation

From time to time, the Company is involved in litigation incidental to its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Management believes that the Company has defenses in the case set forth below in which it is named as a defendant and is vigorously contesting this matter. Costs incurred by the Company in defense of this matter have been significant, and future defense costs and/or an unfavorable resolution of the matter could adversely affect the Company’s business, results of operations and financial condition.

In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkeley County, West Virginia (the Court). The lawsuit alleges that the Company and twelve current and former members of Company management had violated the West Virginia Wage Payment and Collection Act (the Act) for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods, production hours worked and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count for fraud, alleging that the failure to pay for short break and transition time violated specific representations made by the Company to its employees. The Court entered two separate orders granting partial summary judgment against the Company and, in the case of one of the orders, against three of the individual defendants, finding that employees were not paid for all hours attributable to short breaks and idle time of less than 30 minutes in duration.

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

In 2002, the Plaintiffs filed a Motion For Sanctions requesting the Court to find certain evidentiary presumptions and to order the defendants to obtain a surety bond in the amount of approximately $21,000,000, reflecting the Plaintiffs’ contention of the amount of compensatory and liquidated damages due. On March 28, 2003, the Court entered an order denying the plaintiffs’ motion that the Company be required to post such bond. As of December 31, 2002, the Company had accrued $1,350,000 related to the Shingleton litigation, the computation of which reflected a West Virginia Supreme Court ruling that any liquidated damages awarded under the Act must be proportionate to the compensatory damages awarded.

On a quarterly basis, the Company has re-evaluated and adjusted its accrual, as required by SFAS No. 5, “Accounting for Contingencies,” to reflect management’s then current estimate of the low end of the most likely range of possible losses.

On April 16, 2003, the Court entered an order granting the plaintiffs’ motion for summary judgment on the method of calculation of liquidated damages under the Act. The Court ruled that, under the Act, every class member who was not paid transition time, short breaks or other wages is owed liquidated damages equal to a day’s wages for every day the amounts due remain unpaid up to 30 days. As a result of this order, the Company increased its estimate of this loss contingency and increased its accrual as of March 31, 2003 to $12,850,000. Thereafter the Company engaged additional counsel, who specialize in labor issues and related contract law.

During the second quarter of 2003, the Company became aware that the Unites States Supreme Court (the Supreme Court) had recently ruled that the United States Constitution limited an award of punitive damages relative to the compensatory damages awarded in the same matter. The ruling stated that “few awards exceeding a single-digit ratio between punitive and compensatory damages... will satisfy due process.” Subsequent to this initial decision, in two other cases before it, the Supreme Court vacated the trial courts’ decisions and directed the trial courts in those cases to reconsider their previous rulings in light of the Supreme Court ruling to limit punitive damages awards. While the liquidated damages calculated under the Act are not considered to be a punitive damage under West Virginia law, the Supreme Court has ruled in other cases that liquidated damages imposed for violations of law are subject to constitutional limitations similar to those applicable to punitive damage awards. In view of these Supreme Court cases, the Company reduced the accrual for this litigation from $12,850,000 to $7,850,000 as of June 30, 2003.

During the fourth quarter of 2003, the Company continued to evaluate the facts and circumstances supporting the estimates made for probable losses in this litigation. The trial court in one of the cases previously remanded by the Supreme Court amended its prior judgment to significantly reduce the ratio of punitive damages to compensatory damages. The Company also became aware of two other recent cases in which trial court judgments with significant ratios of punitive damages to compensatory damages were vacated by appellate courts. As of December 31, 2003, the Company reduced the accrual to $4,400,000, as required by SFAS No. 5 and reflecting management’s understanding of the matter at that time. In view of the above mentioned Supreme Court cases, the subsequent vacated and amended trial court judgments and the apparent trend for vacated judgments in response to the Supreme Court ruling on excessive punitive damages, the Company believes that its estimate of probable losses under SFAS No. 5 reflects management’s current estimate of the low end of the most likely range of possible losses.

Because the claims in this case have been asserted against certain officers of the Company, there may be insurance coverage for some or all of the claims available under the Company’s directors and officers liability policy. The primary level insurance carrier has notified the Company that it will apply coverage to certain legal costs. However, the carrier has denied coverage liquidated damages under the Act as the carrier considers liquidated damages to be penalties and thus not covered by the policy. The Company has disputed this position and has commenced a declaratory judgment action against its carrier in the Circuit Court of Berkeley County, West Virginia to resolve the situation. The sole question to be resolved is the insurability of the liquidated damages. The Court recently denied the carrier’s motion to dismiss the complaint. Ultimately, however, the Company may not be successful in obtaining coverage for these claims.

The Company intends to continue its vigorous defense of the Shingleton matter and, at the appropriate time, seek an appeal of the Court’s April 16, 2003 order on the issue of the method of calculating liquidated damages. As a result, the Company will continue to incur significant additional litigation defense costs, which are expensed as incurred, net of responsive insurance coverage. The Company believes it has meritorious arguments that, if successful on appeal (if an appeal is granted), would significantly reduce the amount of any liquidated damages and that it has meritorious defenses to the fraud allegations. If, however, the plaintiffs’ method of calculating liquidated damages is upheld, or if there is a finding that the Company is liable for punitive damages as a result of engaging in fraudulent conduct, the Company could incur a loss which significantly exceeds the $4,400,000 accrual that the Company has recorded in its consolidated financial statements as of December 31, 2003. It is unlikely that punitive damages would be covered by insurance. Such an event would have a material adverse impact on the Company’s financial position and on its operating results for the period in which such actual loss becomes known. If the Company were to agree to an out-of-court settlement of this matter for an amount greater than its accrual for the matter at that time, the Company would incur a related expense for the period in which such settlement occurs. The Company is unable at this time to determine whether such settlement will occur, the amount of any such potential settlement or whether there will be insurance coverage for any damages.

9. OPERATING AND GEOGRAPHIC INFORMATION:

Under the disclosure requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company classifies its operations into two business segments: Domestic and International. The operating segments are managed separately because each operating segment represents a strategic business unit that offers its services in different geographic markets. Segment assets include amounts specifically identified to each segment. Corporate assets consist primarily of property and equipment. The Domestic segment provides inbound and outbound telesales, as well as database marketing services, marketing research services, technology hosting services, and ongoing customer care management services, on behalf of customers operating in the Company’s target industries. The International segment provides the same services to Europe, Canada, Mexico and Australia, and includes operations supporting the U.S. Hispanic and Latin American markets. This segment also includes business from ICT’s operations centers in Barbados and the Philippines, which provide cost-effective, near-shore and offshore sales and service support for clients

In addition, a portion of the International segment’s assets and capital expenditures are used to provide services and generate revenue for the Domestic segment. The operating income of the Domestic segment is also impacted as the depreciation and amortization of these assets remains with the International segment.

Financial information by business segment is shown below:

(in thousands)	Year Ended December 31,
	2003	2002	2001
Revenue:
Domestic	$225,364	$233,921	$175,547
International	72,778	65,005	63,777

	$298,142	$298,926	$239,324

Operating income (loss):
Domestic	$2,943	$3,710	$6,695
International	(3,760)	1,484	6,868

	$(817)	$5,194	$13,563

Total assets:
Domestic	$75,969	$78,305	$67,769
International	49,384	42,419	28,818
Corporate	10,359	10,094	5,999

	$135,712	$130,818	$102,586

Depreciation and amortization:
Domestic	$6,466	$6,045	$5,749
International	6,959	4,598	3,237
Corporate	4,430	4,800	2,293

	$17,855	$15,443	$11,279

Capital expenditures:
Domestic	$8,817	$7,068	$5,473
International	8,025	11,981	996
Corporate	2,204	5,129	1,824

	$19,046	$24,178	$8,293

The following table represents information about the Company by geographic area:

(in thousands)	Year Ended December 31,
	2003	2002	2001
Revenue:
United States	$229,549	$240,277	$187,650
Canada	37,436	35,696	28,503
Other foreign countries	31,157	22,953	23,171

	$298,142	$298,926	$239,324

Property and equipment:
United States	$24,194	$24,512	$23,271
Canada	11,242	8,866	4,512
Other foreign countries	12,176	9,949	5,453

	$47,612	$43,327	$33,236

10. DERIVATIVE INSTRUMENTS:

The Company has operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of their statements of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results. The Company’s foreign operations represented 23% of the Company’s consolidated revenue for the year ended December 31, 2003. Additionally, the foreign operations performed 32% of the production hours for the Domestic business segment.

The Company’s most significant foreign currency exposures to be hedged occur when revenue is generated in one foreign currency and corresponding expenses are generated in another foreign currency. The Company’s most significant exposure has been with its Canadian operations, where revenues are generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). When the value of the CAD increases against the USD, CAD denominated expenses increase and operating margins are negatively impacted. Partially offsetting this exposure is indigenous Canadian business and associated profitability where USD profits will be higher in a period of a strong CAD.

In June 2003, the Company finalized a plan to hedge a portion of anticipated operating costs and payables associated with the CAD, primarily payroll expenses, rental expenses and other known recurring costs.

The foreign currency forward contracts and currency options that are used to hedge these exposures are designated as cash flow hedges. The gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is reclassified into earnings in the same period that the hedged item affects earnings. Any gain or loss from the ineffective portion of the hedge that exceeds the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in the current period. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item. Any related gains and losses on derivative instruments are recorded in selling, general and administrative costs in the consolidated statement of operations.

For the year ended December 31, 2003 the Company realized losses of $55,000 on the derivative instruments. As of December 31, 2003, outstanding derivative instruments had a fair value of approximately $12,000 ($8,000 net of tax). The outstanding derivative instruments at December 31, 2003 serve to hedge a portion of anticipated operating costs and payables associated with the CAD from January 2004 through June 2004.

11. QUARTERLY FINANCIAL DATA (unaudited):

(In thousands except per share data)

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
(in thousands)	2003	2002	2003	2002	2003	2002	2003	2002
Revenue	$76,579	$72,264	$70,543	$74,914	$73,320	$74,121	$77,700	$77,627
Gross margin	31,863	30,805	26,569	32,519	29,208	31,648	30,823	31,845
Operating income (loss)	(8,075)	4,716	2,856	5,004	65	4,561	4,337	(9,087)
Income (loss) before income taxes	(8,275)	4,567	2,599	4,750	(324)	4,319	4,000	(9,270)
Net income (loss)	(5,194)	3,106	1,587	3,230	(217)	2,937	2,680	(6,305)
Diluted earnings (loss) per share	(0.42)	0.24	0.12	0.25	(0.02)	0.23	0.21	(0.51)

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

Results for the fourth quarter of 2003 were positively impacted by a reduction in the litigation accrual of $3,675,000 as well as a $94,000 reversal of a portion of the restructuring accrual.

ICT GROUP, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands) Description	Balance, Beginning of Year	Charged to Expense	Deductions / Reversals	Balance, End of Year
Allowance for doubtful accounts:
2003	$642	97	(402)	$337
2002	$1,747	57	(1,162)	$642
2001	$684	1,892	(829)	$1,747

Restructuring accrual:
2003	$8,321	—	(5,479)	$2,842
2002	$—	8,321	—	$8,321
2001	$—	—	—	$—

EXHIBIT INDEX

Exhibit No.	Description
10.33	Employment Agreement between Jeffrey Moore and the Company, dated November 7, 2003.

21	List of Subsidiaries

23	Consent of KPMG LLP

31.1	Chief Executive Officer Certification for Sarbanes-Oxley Section 302

31.2	Chief Financial Official Certification for Sarbanes-Oxley Section 302

32.1	Chief Executive Officer Certification for Sarbanes-Oxley Section 906 (furnished pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))

32.2	Chief Financial Official Certification for Sarbanes-Oxley Section 906 (furnished pursuant to Rule 13a-14(b) under the Exchange Act)