Form 10-Q
period 2004-03-31
ICT GROUP INC
filed 2004-04-28
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

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

267-685-5000

(Registrant’s telephone number, including area code.)

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

Common Shares, $0.01 par value, 12,532,791 shares outstanding as of April 23, 2004.

ICT GROUP, INC.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,810	$17,591
Accounts receivable, net	54,263	48,409
Prepaid expenses and other	10,758	11,875
Deferred income taxes	4,521	4,531

Total current assets	83,352	82,406

PROPERTY AND EQUIPMENT:
Communications and computer equipment	94,957	92,928
Furniture and fixtures	23,506	21,448
Leasehold improvements	16,888	16,694

	135,351	131,070
Less: Accumulated depreciation and amortization	(87,368)	(83,458)

	47,983	47,612

DEFERRED INCOME TAXES	2,196	2,196
OTHER ASSETS	3,448	3,498

	$136,979	$135,712

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,028	$13,265
Accrued expenses	10,575	13,895
Income taxes payable	738	846
Accrued litigation	4,400	4,400

Total current liabilities	32,741	32,406

LINE OF CREDIT	31,000	30,000
OTHER LIABILITIES	2,687	2,755

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 12,533 and 12,483 shares issued and outstanding	125	125
Additional paid-in capital	51,734	51,485
Retained earnings	18,308	18,084
Accumulated other comprehensive income	384	857

Total shareholders’ equity	70,551	70,551

	$136,979	$135,712

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUE	$77,098	$76,579

OPERATING EXPENSES:
Cost of services	46,411	44,716
Selling, general and administrative	29,498	28,238
Litigation costs	560	11,700

	76,469	84,654

Operating income (loss)	629	(8,075)

INTEREST EXPENSE, net of interest income of $35 and $26	294	200

Income (loss) before income taxes	335	(8,275)

INCOME TAX PROVISION (BENEFIT)	111	(3,081)

NET INCOME (LOSS)	$224	$(5,194)

EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share	$0.02	$(0.42)

Diluted earnings (loss) per share	$0.02	$(0.42)

Shares used in computing basic earnings (loss) per share	12,515	12,394

Shares used in computing diluted earnings (loss) per share	12,953	12,394

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$224	$(5,194)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,070	4,156
Tax benefit of stock option exercises	59	—
Amortization of deferred financing costs	52	64
(Increase) decrease in:
Accounts receivable	(5,841)	(1,145)
Prepaid expenses and other	1,158	(2,486)
Other assets	(38)	126
Increase (decrease) in:
Accounts payable	3,772	999
Accrued expenses and other liabilities	(2,822)	(1,675)
Income taxes payable	(122)	(1,365)
Accrued litigation	—	11,500

Net cash provided by operating activities	512	4,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,507)	(6,992)

Net cash used in investing activities	(4,507)	(6,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	6,000	4,500
Payments on line of credit	(5,000)	(3,000)
Proceeds from exercise of stock options	190	—

Net cash provided by financing activities	1,190	1,500

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(976)	(203)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,781)	(715)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,591	16,279

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,810	$15,564

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

Note 2: CORPORATE RESTRUCTURING

In December 2002, the Company announced a corporate restructuring and recorded a $8,894,000 pre-tax restructuring charge in connection with a plan to reduce its cost structure by closing all or part of ten operations centers prior to the end of their existing lease terms. The restructuring costs included severance of $1,078,000, site closure costs totaling $7,243,000, which were the estimated costs for closing the operations centers, including $6,151,000 in obligations under signed real estate and equipment lease agreements and $1,092,000 in costs related to early lease terminations, and the write-off of $573,000 of leasehold improvements, security deposits and certain fixed assets. The discount rate used to present value the remaining payments due under the leases was the risk free interest rate, which was the yield on U.S. treasury obligations with a similar life as the remaining lease payments. The Company had assumed that no sublease income would be available to offset future rent payments given the current market conditions in the locations of the identified operations centers at that time, and the inability to locate any tenants. The planned facilities closings were completed by the end of the second quarter of 2003.

The change in the restructuring accrual during the three months ended March 31, 2004 is summarized as follows (amounts in thousands):

	Accrual at December 31, 2003	Cash Payments	Accrual at March 31, 2004
Severance	$6	$(6)	$—
Lease obligations	2,717	(231)	2,486
Facility exit costs	119	—	119

	$2,842	$(237)	$2,605

During the first quarter of 2004, the Company did not enter into any sublease arrangements nor did it negotiate any termination settlements for the facilities that remain under contract. The only cash payments made related to the ongoing lease obligations. The Company also paid the remaining portion of severance during the three months ended March 31, 2004.

The Company continues to evaluate and update its estimation of the remaining liabilities.

At March 31, 2004 and December 31, 2003, $1,728,000 and $1,862,000 of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments to be made beyond one year. The balance of the restructuring accrual is included in accrued expenses at March 31, 2004 and December 31, 2003.

Note 3: LINE OF CREDIT

On December 2, 2003, the Company renewed its existing three-year $85,000,000 revolving credit facility (the Credit Facility), which was scheduled to expire in April 2004. The renewal extends the $85,000,000 borrowing capacity under the Credit Facility for an additional three-year period and expires in December 2006. The renewed Credit Facility retains all of the substantive provisions of the credit facility that was scheduled to expire in 2004. The Credit Facility includes sub-limits for both foreign denominated loans and letters of credit. Under the Credit Facility, the Company has two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime plus a spread ranging from 0% to 0.75%, or a Eurocurrency rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%. The amount of the spread under each borrowing option depends on the Company’s ratio of funded debt to EBITDA (net income before interest expense, interest income, income taxes, and depreciation and amortization). The Company is also required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount. The Credit Facility contains certain affirmative and negative covenants including financial covenants requiring the maintenance of specified levels of consolidated leverage, consolidated fixed charges and minimum net worth. The Credit Facility can be drawn upon through December 2, 2006, at which time all amounts outstanding are repayable.

At March 31, 2004, $31,000,000 of borrowings were outstanding under the Credit Facility and were classified as long term liabilities. There were no outstanding foreign currency loans nor were there any outstanding letters of credit at March 31, 2004. The amount of the unused Credit Facility at March 31, 2004 was $54,000,000. The Company was in compliance with all covenants as of March 31, 2004.

Note 4: EARNINGS (LOSS) PER SHARE AND STOCK-BASED COMPENSATION

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” Basic earnings per share (Basic EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share (Diluted EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised. For the three months ended March 31, 2004, the additional weighted average number of common stock equivalents deemed outstanding for the purposes of computing Diluted EPS was 438,000. For the three months ended March 31, 2004, options to purchase 241,000 shares of Common Stock were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive. Given the Company’s loss for the three months ended March 31, 2003, Diluted EPS is the same as Basic EPS as all common stock equivalents would be antidilutive. Accordingly, options to purchase 1,474,000 shares of common stock were not included in the computation of Diluted EPS.

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share at the measurement date, which is generally the grant date. Typically, the exercise price of the options equals the market price at the date of grant. For the three-month periods ended March 31, 2004 and 2003, the Company did not record any stock-based compensation expense. For option grants to non-employees, the Company applies fair value accounting in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” and EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had compensation cost for the Company’s stock-based compensation plans been determined under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have changed to the following pro forma amounts:

	Three Months Ended March 31,
In thousands, except per share data	2004	2003
Net income (loss), as reported	$224	$(5,194)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	86	118

Pro forma net income (loss)	$138	$(5,312)

Diluted earnings (loss) per share, as reported	$0.02	$(0.42)
Pro forma diluted earnings (loss) per share	$0.01	$(0.43)

The weighted average fair value of the options granted during the three months ended March 31, 2004 and 2003 is estimated at $9.65 and $6.61 per share, respectively, on the date of grant. These estimates are derived from the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Expected dividend yield	0.0%	0.0%
Volatility	67%	58%
Risk free interest rate	4.35%	3.80%
Expected life	8 years	7.5 years

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

	Three Months Ended March 31,
(in thousands)	2004	2003
Net income (loss)	$224	$(5,194)
Derivative instuments, net of tax	58	—
Foreign currency translation adjustments	(531)	1,185

Comprehensive income (loss)	$(249)	$(4,009)

Note 6: LEGAL PROCEEDINGS

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

In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkeley County, West Virginia (the Court). The lawsuit (Shingleton litigation) alleges that the Company and twelve current and former members of Company management had violated the West Virginia Wage Payment and Collection Act (the Act) for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods, production hours worked and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count for fraud, alleging that the failure to pay for short break and transition time violated specific representations made by the Company to its employees. The Court entered two separate orders granting partial summary judgment against the Company and, in the case of one of the orders, against three of the individual defendants, finding that employees were not paid for all hours attributable to short breaks and idle time of less than 30 minutes in duration.

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

On a quarterly basis, the Company has re-evaluated and adjusted its accrual, as required by SFAS No. 5, “Accounting for Contingencies,” to reflect management’s then current estimate of the low end of the most likely range of possible losses, since management does not believe that any amount within the range is a better estimate than any other amount.

On April 16, 2003, the Court granted the plaintiffs’ motion for summary judgment on the method of calculation of liquidated damages under the Act. The Court ruled that, under the Act, every class member who was not paid transition time, short breaks or other wages is owed liquidated damages equal to a day’s wages for every day the amounts due remain unpaid up to 30 days. As a result of this order, the Company increased its estimate of this loss contingency and increased its accrual as of March 31, 2003 to $12,850,000.

This accrual was adjusted during 2003 based on various events that occurred or were brought to the Company’s attention, including: rulings by the United States Supreme Court (Supreme Court) which limited an award of punitive damages relative to the compensatory damages, rulings by the Supreme Court that liquidated damages imposed for violations of law are subject to constitutional limitations similar to those applicable to punitive damage awards, and other subsequent cases where the trial court rulings were vacated by appellate courts because the ratios of punitive to compensatory damages in the trial court judgments were not within constitutional limits. As of December 31, 2003, the accrual was $4,400,000, as required by SFAS No. 5 and reflected management’s understanding of the matter at that time.

During the quarter ended March 31, 2004, the Company continued to evaluate the facts and circumstances used when calculating the estimate for probable losses in this litigation. As a result of its review, management concluded that $4,400,000 reflected the low end of the most likely range of possible losses and accordingly represented the appropriate accrual under SFAS No. 5.

Because the claims in this case have been asserted against certain officers of the Company, there may be insurance coverage for some or all of the claims available under the Company’s director and officer liability policy. The primary level insurance carrier has notified the Company that it will apply coverage to certain legal costs. However, the carrier has denied coverage for any liquidated damages under the Act as the carrier considers liquidated damages to be penalties and thus not covered by the policy. The Company has disputed this position and has commenced a declaratory judgment action against its carrier in the Circuit Court of Berkeley County, West Virginia to resolve the situation. The sole question to be resolved is the insurability of liquidated damages. The Court recently denied the carrier’s motion to dismiss the complaint. The Company may not be successful, however, in obtaining coverage for these claims.

The Company intends to continue its vigorous defense of the Shingleton matter and, at the appropriate time, seek an appeal of the Court’s April 16, 2003 order on the issue of the method of calculating liquidated damages. As a result, the Company will continue to incur significant additional litigation defense costs, which are expensed as incurred, net of insurance coverage. The Company believes it has meritorious arguments that, if successful on appeal (if an appeal is granted), would significantly reduce the amount of any liquidated damages and that it has meritorious defenses to the fraud allegations. If, however, the plaintiffs’ method of calculating liquidated damages is upheld, or if there is a finding that the Company is liable for punitive damages as a result of engaging in fraudulent conduct, the Company could incur a loss which significantly exceeds the $4,400,000 accrual that the Company has recorded in its consolidated financial statements as of March 31, 2004. It is unlikely that punitive damages would be covered by insurance. Such an event would have a material adverse impact on the Company’s financial position and on its operating results for the period in which such actual loss becomes known. If the Company were to agree to an out-of-court settlement of this matter for an amount greater than its accrual for the matter at that time, the Company would incur a related expense for the period in which such settlement occurs. The Company is unable at this time to determine whether such settlement will occur, the amount of any such potential settlement or whether there will be insurance coverage for any damages.

Note 7: 2003 EFFECTIVE TAX RATE

The Company’s effective income tax rate was 33% for the three months ended March 31, 2004 and 37% for the three months ended March 31, 2003. In accordance with FASB Interpretation (FIN) No. 18, “Accounting for Income Taxes in Interim Periods” the effective rate for the three months ended March 31, 2003 included the effect of the $11,500,000 litigation charge recorded during that quarter related to the Shingleton litigation.

Note 8: OPERATING AND GEOGRAPHIC INFORMATION

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company believes it has one reportable segment. Historically, the Company classified its operations into two reportable segments: Domestic and International. Due to recent changes in the Company’s operating structure, these segments are no longer managed separately. The Company’s services are provided through contact centers located throughout the world and include inbound and outbound telesales, as well as database marketing services, marketing research services, technology hosting services, and customer care management services on behalf of customers operating in the Company’s target industries. Recent technological advancements have allowed the Company to better control production output at each contact center by routing customer call lists to different centers depending on capacity. Accordingly, many of the Company’s contact centers are not limited to performing only one of the above-mentioned services; rather, they can perform a variety of different services for different customers.

The following table represents information about the Company by geographic area:

	Three Months Ended March 31,
(in thousands)	2004	2003
Revenue:
United States	$56,548	$59,492
Canada	9,635	9,921
Other foreign countries	10,915	7,166

	$77,098	$76,579

	March 31, 2004	December 2003
Property and equipment:
United States	$24,387	$26,186
Canada	11,957	9,767
Other foreign countries	11,639	11,032

	$47,983	$46,985

Note 9: DERIVATIVE INSTRUMENTS

The Company has operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico, and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of their statement of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results. Revenue from the Company’s foreign operations represented 27% of the Company’s consolidated revenue for the three months ended March 31, 2004 and 22% for the three months ended March 31, 2003.

The Company’s most significant foreign currency exposures occur when revenue is generated in one currency and corresponding expenses are generated in another currency. The Company’s most significant exposure has been with its Canadian operations, where a portion of revenues are generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). When the value of the CAD increases against the USD, CAD denominated expenses increase and operating margins are negatively impacted. Partially offsetting this exposure is indigenous Canadian business and associated profitability where profits will be higher in a period of a strong CAD.

In 2003, the Company initiated a plan to hedge a portion of anticipated operating costs and payables associated with the CAD, primarily payroll expenses, rental expenses and other known recurring costs.

The foreign currency forward contracts and currency options that are used to hedge these exposures are designated as cash flow hedges. The gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income in shareholders’ equity and is reclassified into earnings in the same period that the hedged item affects earnings. Any gain or loss from the ineffective portion of the hedge that exceeds the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in the current period. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item. Any related gains and losses on derivative instruments are recorded in selling, general and administrative costs in the consolidated statement of operations.

For the three months ended March 31, 2004 the Company realized losses of $58,000 on the derivative instruments. As of March 31, 2004, outstanding derivative instruments had a fair value of approximately $97,000 ($66,000 net of tax). The outstanding derivative instruments at March 31, 2004 serve to hedge a portion of anticipated operating costs and payables associated with the CAD from April 2004 through December 2004.

Note 10: SUBSEQUENT EVENTS

On April 5, 2004, the Company purchased the assets of DPS Data Group LLC (DPS). DPS provides various back office administrative and data entry services for customers in the financial services industry. The Company believes the service offerings of DPS are complementary to its current business service offerings and will enable management to broaden its capabilities for the benefit of the Company’s customers. This transaction will be accounted for as a business combination, and accordingly, the results of operations and cash flows of the business acquired from DPS will be included in the Company’s consolidated financial statements prospectively from the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ICT Group, Inc (ICT) is a leading global provider of outsourced business services solutions. The Company provides a comprehensive mix of sales, service, marketing and business services outsourcing solutions. The Company manages its service operations in the U.S., Europe, Canada, Australia, Mexico, Barbados and the Philippines from which it supports domestic and multinational corporations and institutions, primarily in the financial, insurance, telecommunications, healthcare, information technology, media and consumer electronics industries. The Company also provides various types of hosted CRM solutions for use by clients at their own in-house facility or on a co-sourced basis in conjunction with ICT.

The Company provides inbound and outbound telesales, as well as database marketing services, market research services, technology hosting services and ongoing customer care management services on behalf of customers operating in the Company’s target industries.

The Company generally operates under month-to-month contractual relationships with its teleservices clients. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Services are generally based upon an hourly rate for outbound calls and per-minute rates for inbound calls. On occasion, the Company performs services for which it is paid incentives based on completed sales. The Company’s customer care clients typically enter into longer-term, contractual relationships that may contain provisions for early contract terminations. Revenue is earned generally as the services are provided, however certain types of revenue must be deferred and recognized over a period of time, typically the length of the customer contract.

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

The Company’s significant accounting policies are described in its audited consolidated financial statements for the year ended December 31, 2003, which are included in its most recent Form 10-K filing. Management believes the following discussion addresses the Company’s critical accounting policies, which are those that are most important to the portrayal of its financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected.

The Company’s senior management has reviewed these critical accounting policies and estimates with the Company’s audit committee.

Revenue Recognition

The Company recognizes revenue as services are performed, generally based on hours of work incurred. Revenue is typically calculated based on contracted hourly rates with customers. In order to provide its business services solutions, the Company may incur certain up-front project setup costs, including the training of employees, specific to each customer contract. In certain instances, the Company can bill the customer for these costs; however, because the delivered item (project set-up costs) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent the Company has billed these costs and there are no customer issues with collection, the Company defers the project set-up costs and amortizes such amounts as the services are provided over the remaining contract term or until contract termination. The amount of the costs that are incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue.

Total deferred revenue was approximately $334,000 and $1,547,000 as of March 31, 2004 and December 31, 2003, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets. Management believes that its revenue recognition policies are in accordance with Staff Accounting Bulletin No. 104. In November 2002, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. The Company adopted EITF Issue 00-21 as of July 1, 2003, on a prospective basis, as provided for by the EITF. The adoption of EITF Issue 00-21 did not have a material impact on the Company’s consolidated financial statements.

Accounts Receivable

The Company’s accounts receivable balances are net of an estimated allowance for uncollectible accounts. Management continuously monitors collections and payments from customers and maintains an allowance for uncollectible accounts based upon the Company’s historical write-off experience and any specific customer collection issues that have been identified. Other items considered in estimating the allowance for uncollectible accounts include the balance of over 90 day receivables, the financial status of the Company’s customers and general economic conditions. While management believes the reserve estimate to be appropriate, it may be necessary to adjust the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve. The Company is subject to concentration risks as certain of its customers provide a high percent of total revenue and corresponding receivables. Accounts receivable as of March 31, 2004 and December 31, 2003 were approximately $54.3 million and $48.4 million, respectively, representing approximately 40% and 36% of total assets, respectively. Given the significance of accounts receivable to the Company’s consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Long-Lived Assets

Management regularly evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful life of the Company’s long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. If impairment is indicated, measurement of the impairment will be based on the difference between the fair value and carrying value of the assets, with the fair value generally determined based on the present value of expected future cash flows associated with the use of the asset. Net property and equipment as of March 31, 2004 and December 31, 2003 was $48.0 million and $47.6 million, respectively, representing approximately 35% and 35% of total assets, respectively. Additionally, goodwill and other intangible assets represented approximately 1% of total assets as of March 31, 2004 and December 31, 2003.

Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that the Company’s deferred tax assets will be realized through future taxable income. A portion of the Company’s deferred tax asset relates to net operating loss carryforwards for state tax purposes. Management does not believe it is more likely than not that these assets will be realized. Accordingly, the Company has a valuation allowance of $1.2 million against these assets. Although realization is not assured, management believes it is more likely than not that all of the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. At March 31, 2004, a non-U.S. subsidiary of the Company had net operating loss carryforwards for tax purposes of approximately $4.0 million that do not expire. On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

Restructuring Charges

As of March 31, 2004, the Company had a remaining accrual of $2.6 million for the amount of estimated costs required to terminate the leases and close the facilities included in the December 2002 restructuring. The original charge of $8.9 million consisted of severance, site closure costs and asset impairments. Certain estimates were made in determining the amount of the charge for site closure costs and asset impairments, but did not include estimates for sublease income given the market conditions at that time and the inability to find suitable tenants. The amount of the charge continues to be subject to change over time if a suitable tenant is identified or to the extent the Company is able to negotiate early lease terminations.

On a quarterly basis, management evaluates and assesses the appropriateness of the accrual and adjusts it as necessary. The only activity in the accrual during the three months ended March 31, 2004 were payments of $231,000 for the ongoing lease obligations and severance payments of $6,000. As of March 31, 2004, there was no remaining severance to be paid associated with the December 2002 restructuring.

Accounting for Contingencies

In the ordinary course of business, the Company has entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships, or from its relationships with its employees. The Company accounts for contingencies such as these in accordance with SFAS No. 5. SFAS No. 5 requires the Company to record an estimated loss contingency when information available prior to issuance of its consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS No. 5 and its interpretations further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the range shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the accrual for a loss contingency could fluctuate, thereby creating variability in the Company’s results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known. As of March 31, 2004, accruals for loss contingencies, excluding estimated legal fees to defend the Company against currently pending matters, totaled $4.4 million and are included in accrued litigation costs in the accompanying consolidated balance sheet. The contingency relates to the Shingleton litigation.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003:

Revenue. Revenue increased 0.7% to $77.1 million for the three months ended March 31, 2004 from $76.6 million for the three months ended March 31, 2003. Total services revenue was $49.5 million, reflecting an increase of 21% over the prior year services revenue of $41.1 million. This increase offset the decline in total telesales revenue of $7.9 million, or 22%. Total telesales revenue was $27.6 million for the three months ended March 31, 2004 compared to $35.5 million for the three months ended March 31, 2003. The overall effect of foreign currency exchange rates was to increase revenue by approximately $2.3 million. Virgin Mobile accounted for 12% of the Company’s revenue in the first quarter of 2004. AOL accounted for 11% of the Company’s revenue in the first quarter of 2003. No other customers accounted for 10% or more of the Company’s revenue in the first quarter of 2004 or 2003.

Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 4% to $46.4 million for the three months ended March 31, 2004 from $44.7 million for the three months ended March 31, 2003. This increase was primarily the result of an increase in labor cost per production hour. The increase in wage rates is generally attributable to foreign currency exchange rates, training costs associated with the ramp-up of new programs, and a shift in the Company’s business mix to include a greater proportion of services which have a higher labor rate per hour. The overall effect of foreign currency exchange rates was to increase cost of services by approximately $2.4 million. As a percentage of revenue, cost of services increased to 60% for the three months ended March 31, 2004 from 58% for the three months ended March 31, 2003. As additional near-shore and offshore facilities are opened, management expects consolidated wage rates to decline.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 4% to $29.5 million for the three months ended March 31, 2004 from $28.2 million for the three months ended March 31, 2003 as a result of foreign currency exchange rates, the cost of increasing workstation capacity and additional infrastructure costs. The overall effect of foreign currency exchange rates was to increase selling, general and administrative costs by approximately $1.3 million. As a percentage of revenue, selling, general and administrative expenses were 38% for the three months ended March 31, 2004 compared to 37% for the three months ended March 31, 2003.

Litigation Costs. For the three months ended March 31, 2004, the Company incurred $560,000 of costs associated with litigation defense. The Company did not change its contingency accrual for this litigation during the quarter. The $4.4 million contingency accrual as of March 31, 2004 represents the Company’s current estimate of the low end of the most likely range of possible losses. Litigation costs totaled $11.7 million in the three months ended March 31, 2003. On April 16, 2003, the Circuit Court of Berkley County, West Virginia (the Court) entered an order in the ongoing class action lawsuit granting the plaintiffs’ motion for summary judgment on the method of calculation of liquidated damages under the West Virginia Wage Payment and Collection Act (the Act). The Court ruled that, under the Act, every class member who was not paid transition time, short breaks or other wages is owed liquidated damages equal to a day’s wages for every day the amounts due remained unpaid up to 30 days. Accordingly, as a result of the April 16, 2003 Court order, the Company recorded a charge of $11.5 million representing the change in estimate for additional liquidated damages and interest. During the remainder of 2003, this amount was reviewed regularly and adjusted downward based on changes in facts and circumstances, including various U.S. Supreme Court rulings which limited punitive damages in other cases.

Interest Expense, Net. Interest expense, net of interest income, was $294,000 for the three months ended March 31, 2004 compared to $200,000 for the three months ended March 31, 2003 and reflects the interest expense related to borrowings against the Company’s line of credit for capital expansion, partially offset by investment income. The increase in net interest expense is the result of increased average daily outstanding balances on the line of credit during the first quarter of 2004 compared to the first quarter of 2003 and lower investment income due to lower average interest rates on invested cash in the first quarter of 2004 compared to the same period in 2003. The weighted average interest rate on amounts outstanding under the line of credit was 3.5% for the three months ended March 31, 2004 as compared to 2.6% for the three months ended March 31, 2003.

Income Tax Provision (Benefit). Provision for income taxes increased from a $3.1 million benefit for the three months ended December 31, 2003 to a $111,000 provision for the three months ended December 31, 2004. For the first quarter of 2004, the effective tax rate was approximately 33% compared to approximately 37% in the first quarter of 2003. The effective tax rate for the three months ended March 31, 2003 included the impact of the $11.5 million litigation charge, as required by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.”

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

Historically, the Company’s business tended to be strongest in the fourth quarter due to the high level of client sales activity prior to the holiday season. In the past, during the first quarter, the Company’s business generally leveled off or slowed from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. Historically, the Company had expanded its operations in the first quarter to support anticipated business growth in the second quarter. In the past, demand for the Company’s services typically slowed or decreased in the third quarter as the volume of business decreased during the summer months. In addition, the Company’s operating expenses typically increased during the third quarter in anticipation of higher demand for its services during the fourth quarter. However, more recently, the Company has experienced quarterly fluctuations in its business as a result of other factors, such as the timing of the demand for the particular services the Company offers in the specific geographic areas the Company services, as well as the increasing portion of the Company’s business coming from CRM services, which generally have less seasonality than CRM sales programs.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2004 was $512,000 compared to $5.0 million for the three months ended March 31, 2003. Net income increased by $5.4 million, however, this increase was offset by a $9.8 million decrease in working capital changes. Accounts receivable increased by $4.7 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This was due to a return to historically normal collections in the first quarter of 2004. Collections of accounts receivable in the fourth quarter of 2003 were strong, resulting in an unusually low accounts receivable balance as of December 31, 2003. During the three months ended March 31, 2003, the Company increased its accrual for the Shingleton litigation by $11.5 million. There was no increase to the accrual for the Shingleton litigation during the three months ended March 31, 2004. These items, which have negatively impacted working capital, were offset by a $3.6 million positive change in prepaid expenses and a $2.7 million positive change in accounts payable, accrued expenses and income taxes payable.

Cash used in investing activities was $4.5 million for the three months ended March 31, 2004 compared to $7.0 million for the three months ended March 31, 2003. The decrease from the prior year is attributable to a decline in the level of investment in capital expenditures. For the first three months of 2004 the Company added 150 workstations. During the first three months of 2003, the level of capital spending reflected the Company’s offshore expansion, primarily in the Philippines as well as expansion in one of the Company’s contact centers in the United States. The Company operated 8,473 workstations at March 31, 2004 compared to 8,323 workstations at December 31, 2003 and 8,067 at March 31, 2003.

Cash provided by financing activities was $1.2 million for the three months ended March 31, 2004 compared to $1.5 million for the three months ended March 31, 2003. The financing activities for each period consisted of net borrowings under the Company’s line of credit to help finance capital expenditures and cash proceeds from the exercise of stock options.

In December 2003, the Company renewed the existing three-year $85.0 million revolving credit facility, which was scheduled to expire in April 2004. The new facility expires in December 2006. The credit facility has an aggregate commitment of $85.0 million. The commitment includes sub-limits for both foreign denominated loans and letters of credit. The agreement has two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime plus a spread ranging from 0% to 0.75%, or a Eurocurrency rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%. The amount of the spread under each borrowing option depends on the Company’s ratio of funded debt to EBITDA (net income before interest expense, interest income, income taxes, depreciation and amortization). The Company is required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified levels of consolidated leverage, consolidated fixed charges and minimum net worth. The Company is in compliance with the covenants under the credit facility as of March 31, 2004.

The Company’s operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through cash generated from operations, the Company’s line of credit, the ability to acquire equipment through operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. At March 31, 2004, the Company had $13.8 million of cash and cash equivalents along with $54.0 million available under the Company’s credit facility. The Company had $31.0 million of outstanding borrowings under the credit facility at March 31, 2004. The Company believes that cash on hand, together with cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under the credit facility will be sufficient to finance its current operations and planned capital expenditures for at least the next twelve months.

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

Some factors that could prevent the Company from achieving its goals—and cause the assumptions underlying the forward-looking statements and the Company’s actual results to differ materially from those expressed in or implied by those forward-looking statements—include, but are not limited to, the following: (i) the competitive nature of the outsourced business services industry and the ability of the Company to distinguish its services from other outsourced business services companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) economic, political or other conditions which could alter the desire of businesses to outsource certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iii) the cost to defend or settle litigation against the Company or judgments, orders, rulings and other developments in litigation against the Company; (iv) government regulation of the telemarketing industry, such as the Do-Not-Call legislation; (v) the ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy; (vi) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (vii) equity market conditions; (viii) technology risks, including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive, as well as costs to implement these new technologies; (ix) the results of the Company’s operations which depend on numerous factors including, but not limited to, the timing of clients’ teleservices campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company’s revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the outsourced business services industry and the overall economy (x) terrorist attacks and their aftermath, (xi) the outbreak of war; and (xii) the Company’s capital and financing needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its variable rate line of credit. A change in market interest rates exposes the Company to the risk of earnings or cash flow loss but would not impact the fair market value of the related underlying instrument. Borrowings under the Company’s line of credit are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1.0% change (100 basis points) in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $81,000 and $62,000 for the three month periods ended March 31, 2004 and 2003, respectively. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management’s assessment of future interest rates, volatility of the yield curve and the Company’s ability to access the capital markets in a timely manner.

Foreign Currency Risk

The Company has operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results. Revenue from the Company’s foreign operations represented 27% of the Company’s consolidated revenue for the three months ended March 31, 2004 and 22% of the Company’s consolidated revenue for the three months ended March 31, 2003.

The Company’s most significant foreign currency exposures occur when revenue is generated in one currency and corresponding expenses are generated in another currency. The Company’s most significant exposure has been with its Canadian operations, where revenues are generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). When the value of the CAD increases against the USD, CAD denominated expenses increase and operating margins are negatively impacted. Partially offsetting this exposure is indigenous Canadian business and associated profitability where profits will be higher in a period of a strong CAD.

In 2003, the Company implemented a strategy to hedge a portion of anticipated operating costs and payables associated with the CAD, primarily payroll expenses, rental expenses and other known recurring expenses, on a monthly basis to mitigate the impact of exchange rate fluctuations. The impact of foreign currencies will continue to present economic challenges for the Company and could negatively impact overall earnings.

For the three months ended March 31, 2004 the Company realized losses of $58,000 on the derivative instruments. As of March 31, 2004, outstanding derivative instruments had a fair value of approximately $97,000 ($66,000, net of tax). The outstanding derivative instruments at March 31, 2004 serve to hedge a portion of anticipated operating costs and payables associated with the CAD from April 2004 through December 2004.

The impact of foreign currencies will continue to present economic challenges for the Company and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies could have had an impact of approximately $290,000 on the Company’s earnings for the three months ended March 31, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company is currently involved in the Shingleton litigation. For more information on this litigation, please refer to Note 6 in the footnotes to the financial statements contained in this Form 10-Q. The disclosure in Note 6 is incorporated by reference into this Item 1.

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

The Company furnished a Report on Form 8-K, dated February 12, 2004, with the Securities and Exchange Commission to disclose 2003 fourth quarter and annual results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ICT GROUP, INC.

Date: April 28, 2004	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and
Chief Executive Officer

Date: April 28, 2004	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President Corporate Finance,
Chief Financial Officer and Assistant Secretary