Form 10-Q
period 2004-06-30
ICT GROUP INC
filed 2004-07-26
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

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

267-685-5000

(Registrant’s telephone number, including area code)

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

Common Shares, $0.01 par value, 12,562,100 shares outstanding as of July 23, 2004.

ICT GROUP, INC.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,449	$17,591
Accounts receivable, net	52,501	48,409
Prepaid expenses and other	13,496	11,875
Deferred income taxes	4,521	4,531

Total current assets	82,967	82,406

PROPERTY AND EQUIPMENT:
Communications and computer equipment	97,929	92,928
Furniture and fixtures	25,396	21,448
Leasehold improvements	18,063	16,694

	141,388	131,070
Less: Accumulated depreciation and amortization	(90,952)	(83,458)

	50,436	47,612

DEFERRED INCOME TAXES	2,196	2,196
OTHER ASSETS	6,151	3,498

	$141,750	$135,712

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,751	$13,265
Accrued expenses	10,947	13,895
Income taxes payable	1,229	846
Accrued litigation	4,400	4,400

Total current liabilities	33,327	32,406

LINE OF CREDIT	36,000	30,000
OTHER LIABILITIES	2,593	2,755

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 12,562 and 12,483 shares issued and outstanding	126	125
Additional paid-in capital	51,742	51,485
Retained earnings	18,658	18,084
Accumulated other comprehensive income (loss)	(696)	857

Total shareholders’ equity	69,830	70,551

	$141,750	$135,712

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE	$75,511	$70,543	$152,609	$147,122

OPERATING EXPENSES:
Cost of services	45,197	43,974	91,608	88,690
Selling, general and administrative	29,021	28,764	58,519	57,002
Litigation costs	445	(4,674)	1,005	7,026
Restructuring charge	—	(377)	—	(377)

	74,663	67,687	151,132	152,341

Operating income (loss)	848	2,856	1,477	(5,219)

INTEREST EXPENSE, net of interest income of $26 and $37 for the three months and $61 and $63 for the six months	325	257	619	457

Income (loss) before income taxes	523	2,599	858	(5,676)
INCOME TAX PROVISION (BENEFIT)	173	1,012	284	(2,069)

NET INCOME (LOSS)	$350	$1,587	$574	$(3,607)

EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share	$0.03	$0.13	$0.05	$(0.29)

Diluted earnings (loss) per share	$0.03	$0.12	$0.04	$(0.29)

Shares used in computing basic earnings (loss) per share	12,546	12,394	12,531	12,394

Shares used in computing diluted earnings (loss) per share	12,918	12,753	12,930	12,394

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$574	$(3,607)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,315	8,718
Tax benefit of stock option exercises	63	—
Asset impairment	—	280
Amortization of deferred financing costs	105	142
(Increase) decrease in:
Accounts receivable	(4,435)	9,371
Prepaid expenses and other	(1,820)	(6,099)
Other assets	(108)	(4)
Increase (decrease) in:
Accounts payable	3,610	1,558
Accrued expenses and other liabilities	(1,945)	(4,541)
Income taxes payable	383	(1,686)
Accrued litigation	—	6,500

Net cash provided by operating activities	4,742	10,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,561)	(12,113)
Business acquisition	(3,011)	—

Net cash used in investing activities	(14,572)	(12,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	20,000	7,500
Payments on line of credit	(14,000)	(3,000)
Proceeds from exercise of stock options	196	23

Net cash provided by financing activities	6,196	4,523

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(1,508)	(275)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,142)	2,767
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,591	16,279

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,449	$19,046

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

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

The change in the restructuring accrual during the six months ended June 30, 2004 is summarized as follows (amounts in thousands):

	Accrual at December 31, 2003	Cash Payments	Accrual at June 30, 2004
Severance	$6	$(6)	$—
Lease obligations	2,717	(449)	2,268
Facility exit costs	119	—	119

	$2,842	$(455)	$2,387

During the first six months of 2004, the Company did not enter into any sublease arrangements nor did it negotiate any termination settlements for the facilities that remain under contract. The only cash payments made related to the ongoing lease obligations. The Company also paid the remaining portion of severance during the three months ended March 31, 2004.

At June 30, 2004 and December 31, 2003, $1,563,000 and $1,862,000 of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated Facility exit costs payments to be made beyond one year. The balance of the restructuring accrual is included in accrued expenses at June 30, 2004 and December 31, 2003.

Note 3: LINE OF CREDIT

In December 2003, the Company renewed its $85,000,000 revolving credit facility (the Credit Facility) which now expires in December 2006. The Credit Facility includes sub-limits for both foreign denominated loans and letters of credit. Under the Credit Facility, the Company has two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime plus a spread ranging from 0% to 0.75%, or a Eurocurrency rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%. The amount of the spread under each borrowing option depends on the Company’s ratio of funded debt to EBITDA (income before interest expense, interest income, income taxes, and depreciation and amortization). The Company is also required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements. The Credit Facility can be drawn upon through December 2, 2006, at which time all amounts outstanding are repayable.

At June 30, 2004, $36,000,000 of borrowings was outstanding under the Credit Facility and was classified as a long- term liability. There were no outstanding foreign currency loans nor were there any outstanding letters of credit at June 30, 2004. The amount of the unused Credit Facility at June 30, 2004 was $49,000,000. The Company was in compliance with all covenants as of June 30, 2004.

On July 14, 2004, the Company signed an amendment to the Credit Facility. The purpose of the amendment was to increase the aggregate commitment to $100,000,000 through the addition of a new participating lender. No other terms of the Credit Facility were modified.

Note 4: EARNINGS (LOSS) PER SHARE AND STOCK-BASED COMPENSATION

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” Basic earnings (loss) per share (Basic EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share (Diluted EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised. For the three months ended June 30, 2004 and 2003, the additional weighted average number of common stock equivalents deemed outstanding for the purposes of computing Diluted EPS was 372,000 and 359,000. For the three months ended June 30, 2004 and 2003, options to purchase 384,000 and 672,000 shares of Common Stock were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive. For the six months ended June 30, 2004, the additional weighted average number of common stock equivalents deemed outstanding for the purposes of computing Diluted EPS was 399,000. For the six months ended June 30, 2004, options to purchase 333,000 shares of Common Stock were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive. Given the Company’s loss for the six months ended June 30, 2003, Diluted EPS is the same as Basic EPS as all common stock equivalents would be antidilutive. Accordingly, options to purchase 901,000 shares of common stock were not included in the computation of Diluted EPS for the six-months ended June 30, 2003.

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share at the measurement date, which is generally the grant date. Typically, the exercise price of the options equals the market price at the date of grant. For the three and six-month periods ended June 30, 2004 and 2003, the Company did not record any stock-based compensation expense. For option grants to non-employees, the Company applies fair value accounting in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” and EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had compensation cost for the Company’s stock-based compensation plans been determined under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have changed to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income (loss), as reported	$350	$1,587	$574	$(3,607)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	149	148	235	266

Pro forma net income (loss)	$201	$1,439	$339	$(3,873)

Diluted earnings (loss) per share, as reported	$0.03	$0.12	$0.04	$(0.29)
Pro forma diluted earnings (loss) per share	$0.02	$0.11	$0.03	$(0.31)

The weighted average fair value of the options granted during the three months ended June 30, 2004 and 2003 is estimated at $8.21 and $6.09 per share, respectively, on the date of grant. The weighted average fair value of the options granted during the six months ended June 30, 2004 and 2003 is estimated at $8.70 and $7.05 per share, respectively, on the date of grant. These estimates are derived from the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	61%	70%	63%	70%
Risk free interest rate	4.50%	4.10%	4.41%	4.10%
Expected life	8.0 years	8.0 years	8.0 years	8.0 years

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Net income (loss)	$350	$1,587	$574	$(3,607)
Derivative instruments, net of tax	(43)	—	15	—
Foreign currency translation adjustments	(1,037)	2,287	(1,568)	3,472

Comprehensive income (loss)	$(730)	$3,874	$(979)	$(135)

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

On August 26, 2002, the Court entered two separate orders granting partial summary judgment against the Company and, in the case of one of the orders, against three of the individual defendants, finding that employees were not paid for all hours attributable to short breaks and idle time of less than 30 minutes in duration.

On April 8, 2004, the plaintiffs filed a motion for partial summary judgment on their common law fraud claim against the defendants relating to the Company’s sale of headsets to employees. The defendants are vigorously opposing the motion, which is still pending. On May 17, 2004, the defendants filed a motion, which is still pending, to decertify the class as to all fraud claims. On June 9, 2004, the Company filed its Second Amended Accounting, updating amounts the Company may potentially be liable for relating to unpaid breaks and unpaid transition time, including interest. The Shingleton litigation is currently scheduled for trial beginning April 19, 2005.

On April 23, 2004, the Court denied the defendant’s motion to vacate the Court’s April 16, 2003 ruling which held that, under the Act, every class member who was not paid transition time, short breaks or other wages is owed liquidated damages equal to a day’s wages for every day the amounts due remain unpaid up to a maximum of 30 days. The Court concluded that it could not determine whether the calculation of liquidated damages under the Act was disproportionate enough to violate the defendants’ due process rights prior to an actual award of compensatory damages.

On a quarterly basis, the Company has re-evaluated and adjusted its accrual, as required by SFAS No. 5, “Accounting for Contingencies,” to reflect management’s then current estimate of the low end of the most likely range of possible losses, since management does not believe that any amount within the range is a better estimate than any other amount.

During the six months ended June 30, 2004, the Company continued to evaluate the facts and circumstances used when calculating the estimate for probable losses in this litigation. In reaching its current estimate, management, among other things, considered the amounts reflected in the Company’s Second Amended Accounting, rulings by the United States Supreme Court (Supreme Court) which limited an award of punitive damages relative to the compensatory damages, rulings by the Supreme Court that liquidated damages imposed for violations of law are subject to constitutional limitations similar to those applicable to punitive damage awards, and other subsequent cases where trial court rulings were vacated by the appellate courts because the ratios of punitive to compensatory damages in the trial court judgments were not within constitutional limits, and the plaintiffs 2002 Motion for Sanctions which, although ultimately denied by the Court, requested the Court to find certain evidentiary presumptions and to order the defendants to obtain a surety bond in the amount of approximately $21,000,000, reflecting the plaintiffs’ contention of the amount of compensatory and liquidated damages due. As a result of its review, management concluded that $4,400,000 reflected the low end of the most likely range of possible losses and accordingly such amount represented the appropriate accrual under SFAS No. 5.

Because the claims in this case have been asserted against certain officers of the Company, there may be insurance coverage for some or all of the claims available under the Company’s directors and officers liability policy. The primary level insurance carrier has notified the Company that it will apply coverage to certain legal costs. However, the carrier has denied coverage for any liquidated damages under the Act as the carrier considers liquidated damages to be penalties and thus not covered by the policy. The Company has disputed this position and has commenced a declaratory judgment action against its carrier in the Circuit Court of Berkeley County, West Virginia to resolve the situation. The Court has denied the carrier’s motion to dismiss the complaint and the carrier’s motion to stay the proceeding. The Company may not be successful, however, in obtaining coverage for these claims.

The Company intends to continue its vigorous defense of the Shingleton matter and, at the appropriate time, seek an appeal of the Court’s April 16, 2003 ruling on the issue of the method of calculating liquidated damages. As a result, the Company will continue to incur significant additional litigation defense costs, which are expensed as incurred, net of insurance coverage. The Company believes it has meritorious arguments that, if successful on appeal (if an appeal is granted), would significantly reduce the amount of any liquidated damages and that it has meritorious defenses to the fraud allegations. If, however, the plaintiffs’ method of calculating liquidated damages is upheld, or if there is a finding that the Company is liable for punitive damages as a result of engaging in fraudulent conduct, the Company could incur a loss which significantly exceeds the $4,400,000 accrual that the Company has recorded in its consolidated financial statements as of June 30, 2004. It is unlikely that punitive damages would be covered by insurance. Such an event would have a material adverse impact on the Company’s financial position and on its operating results for the period in which such actual loss becomes known. If the Company were to agree to an out-of-court settlement of this matter for an amount greater than its accrual for the matter at that time, the Company would incur a related expense for the period in which such settlement occurs. The Company is unable at this time to determine whether such settlement will occur, the amount of any such potential settlement or whether there will be insurance coverage for the damages owed.

Note 7: EFFECTIVE TAX RATE

The Company’s effective income tax rate was 33% for the six months ended June 30, 2004 and 36.5% for the six months ended June 30, 2003. In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”, the effective rate for the six months ended June 30, 2003 included the effect of the $6,500,000 increase in the litigation accrual related to the Shingleton litigation.

Note 8: OPERATING AND GEOGRAPHIC INFORMATION

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company believes it has one reportable segment. Over the past several years, the Company classified its operations into two reportable segments: Domestic and International. As of January 1, 2004, these segments are no longer managed separately due to changes in the Company’s operating structure. The Company’s services are provided through contact centers located throughout the world and include inbound and outbound telesales, as well as database marketing services, marketing research services, technology hosting services, and customer care management services on behalf of customers operating in the Company’s target industries. Recent technological advancements have allowed the Company to better control production output at each contact center by routing customer call lists to different centers depending on capacity. The technology assets may be located at a different physical location or country than the contact center. Accordingly, many of the Company’s contact centers are not limited to performing only one of the above-mentioned services; rather, they can perform a variety of different services for different customers.

The following table represents information about the Company by geographic area. For the purposes of our disclosure, revenue is attributed to countries based on the location of the customer being served and property and equipment is attributed to countries based on physical location of the asset.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Revenue:
United States	$60,487	$54,533	$119,272	$114,025
Canada	6,631	8,437	16,266	18,358
Other foreign countries	8,393	7,573	17,071	14,739

	$75,511	$70,543	$152,609	$147,122

	June 30,	December 31,
	2004	2003
Property and equipment:
United States	$26,249	$24,194
Canada	10,936	11,242
Other foreign countries	13,251	12,176

	$50,436	$47,612

Note 9: DERIVATIVE INSTRUMENTS

The Company has operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico, and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of their statement of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results.

The Company’s most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. The Company’s most significant exposure has been with its Canadian operations, where a portion of revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). When the value of the CAD increases against the USD, CAD denominated expenses increase and operating margins are negatively impacted. Partially offsetting this exposure is indigenous Canadian business and associated profitability where profits will be higher in a period of a strong CAD.

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

For the three and six months ended June 30, 2004, the Company realized losses of $139,300 and $197,300 on the derivative instruments. As of June 30, 2004, outstanding derivative instruments had a fair value of approximately $34,200 ($22,900 net of tax). The outstanding derivative instruments at June 30, 2004 serve to hedge a portion of anticipated operating costs and payables associated with the CAD from July 2004 through March 2005.

Note 10: BUSINESS COMBINATION

On April 5, 2004, the Company purchased the assets of DPS Data Group LLC (DPS). DPS provides various back office administrative and data entry services for customers in the financial services industry. The Company intends to provide these services to customers in other industry sectors in the future. Management believes the service offerings of DPS will complement the business services offered by the Company. This transaction was accounted for as a purchase business combination, and accordingly, the results of operations and cash flows of the business acquired are included in the accompanying consolidated financial statements from the date of acquisition. Pro forma combined results of operations are not presented since the results of operations as reported in the accompanying consolidated financial statements would not be materially different.

The gross cash paid was approximately $3,011,000. There was $2,027,000 of goodwill recorded in connection with this acquisition along with identified intangible assets of $820,000. The entire amount of goodwill is expected to be deductible for tax purposes. As of June 30, 2004, the purchase price allocation associated with this transaction is preliminary and subject to the finalization of independent appraisals of intangible assets. The preliminary purchase price allocation is shown below:

(in thousands)
Accounts receivable	$270
Property and equipment	120
Customer relationship	740
Non-compete agreements	80
Goodwill	2,027
Other assets	7
Liabilities assumed	(233)

Cash paid, net of cash acquired	$3,011

In connection with this transaction, up to $3,100,000 could be paid as additional consideration to the shareholders depending on the achievement of specific financial goals for 2004. This amount is the maximum that could be paid under the agreement, with no additional payment being the minimum. Any amounts to be paid will be made in two equal installments on June 30, 2005 and December 31, 2005 and would be accounted for as additional goodwill.

With respect to the intangibles, the Company has estimated the useful life for the customer relationship and the non-compete to be 7 years and 6 years, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ICT Group, Inc. (ICT or the Company) is a leading global provider of outsourced business services solutions. The Company provides a comprehensive mix of sales, service, marketing and business service outsourcing solutions. The Company manages its service operations in the U.S., Europe, Canada, Australia, Mexico, Barbados and the Philippines from which it supports domestic and multinational corporations and institutions, primarily in the financial, insurance, telecommunications, healthcare, information technology, media and consumer electronics industries. The Company also provides various types of hosted CRM (Customer Relationship Management) solutions for use by clients at their own in-house facility or on a co-sourced basis in conjunction with ICT.

The Company generally operates under month-to-month contractual relationships with its teleservices clients. The Company’s customer care clients typically enter into longer-term, contractual relationships that may contain provisions for early contract terminations. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Services are generally based upon an hourly rate for outbound calls and per-minute rates for inbound calls. On occasion, the Company performs services for which it is paid incentives based on completed sales. Revenue is earned generally as the services are provided; however, certain types of revenue must be deferred and recognized over a period of time, typically the length of the customer contract.

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

Revenue Recognition

The Company recognizes revenue as services are performed, generally based on hours of work incurred. Revenue is typically calculated based on contracted per minute or hourly rates with customers. In order to provide its business services solutions, the Company may incur certain up-front project setup costs, including the training of employees, specific to each customer contract. In certain instances, the Company can bill the customer for these costs; however, because the delivered item (project setup costs) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent the Company has billed these costs and there are no customer issues with collection, the Company defers the project set-up costs and amortizes such amounts as the services are provided over the remaining contract term or until contract termination. The amount of the costs that are incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue.

Total deferred revenue was approximately $1,068,000 and $1,547,000 as of June 30, 2004 and December 31, 2003, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets. Management believes that its revenue recognition policies are in accordance with Staff Accounting Bulletin No. 104. In November 2002, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. The Company adopted EITF Issue 00-21 as of July 1, 2003, on a prospective basis, as provided for by the EITF. The adoption of EITF Issue 00-21 did not have a material impact on the Company’s consolidated financial statements.

Allowance for Uncollectable Account

The Company’s accounts receivable balances are net of an estimated allowance for uncollectible accounts. Management continuously monitors collections and payments from customers and maintains an allowance for uncollectible accounts based upon the Company’s historical write-off experience and any specific customer collection issues that have been identified. Other items considered in estimating the allowance for uncollectible accounts include the balance of over 90 day receivables, the financial status of the Company’s customers and general economic conditions. While management believes the reserve estimate to be appropriate, it may be necessary to adjust the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve. The Company is subject to concentration risks as certain of its customers provide a high percent of total revenue and corresponding receivables. Accounts receivable, net as of June 30, 2004 and December 31, 2003 were approximately $52.5 million and $48.4 million, respectively, representing approximately 37% and 36% of total assets, respectively. Given the significance of accounts receivable to the Company’s consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Long-Lived Assets

Management regularly evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful life of the Company’s long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. If impairment is indicated, measurement of the impairment will be based on the difference between the fair value and carrying value of the assets, with the fair value generally determined based on the present value of expected future cash flows associated with the use of the asset. There were no factors in the second quarter that necessitated a review of the Company’s long-lived assets for impairment. Net property and equipment as of June 30, 2004 and December 31, 2003 was $50.4 million and $47.6 million, respectively, representing approximately 36% and 35% of total assets, respectively. Additionally, goodwill and other intangible assets represented approximately 3% and 1% of total assets as of June 30, 2004 and December 31, 2003, respectively.

Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that the Company’s deferred tax assets will be realized through future taxable income. A portion of the Company’s deferred tax asset relates to net operating loss carryforwards for state tax purposes. Management does not believe it is more likely than not that these assets will be realized. Accordingly, the Company has a valuation allowance of $1.2 million against these assets. Although realization is not assured, management believes it is more likely than not that all of the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. At December 31, 2003, a non-U.S. subsidiary of the Company had net operating loss carryforwards for tax purposes of approximately $3.8 million, which do not expire.

On a quarterly basis, management evaluates and assesses the realizability of deferred tax assets and adjusts valuation allowances if required.

Restructuring Charges

As of June 30, 2004, the Company had a remaining accrual of $2.4 million for the amount of estimated costs required to terminate the leases and close the facilities included in the December 2002 restructuring. The original charge of $8.9 million consisted of severance, site closure costs and asset impairments. Certain estimates were made in determining the amount of the charge for site closure costs and asset impairments, but did not include estimates for sublease income given the market conditions at that time and the inability to find suitable tenants. The amount of the charge continues to be subject to change over time if a suitable tenant is identified or to the extent the Company is able to negotiate early lease terminations.

On a quarterly basis, management evaluates and assesses the appropriateness of the accrual and adjusts it as necessary. The only activity in the accrual during the six months ended June 30, 2004 were payments of $449,000 for the ongoing lease obligations and severance payments of $6,000. Severance obligations were fully paid as of March 31, 2004.

Accounting for Contingencies

In the ordinary course of business, the Company has entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships, or from its relationships with its employees. The Company accounts for contingencies such as these in accordance with SFAS No. 5. SFAS No. 5 requires the Company to record an estimated loss contingency when information available prior to issuance of its consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS No. 5 and its interpretations further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the range shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the accrual for a loss contingency could fluctuate, thereby creating variability in the Company’s results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known. As of June 30, 2004, the accrual for loss contingencies was 4.4 million, excluding estimated legal fees to defend the Company against currently pending matters and was solely related to the Shingleton litigation. See Note 6 to the consolidated financial statements for a discussion of the factors used in calculating and evaluating the accrual.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003:

Revenue. Revenue increased 7% to $75.5 million for the three months ended June 30, 2004 from $70.5 million for the three months ended June 30, 2003. Total services revenue was $49.0 million, reflecting an increase of 20% over the prior year services revenue of $41.0 million. This increase offset the decline in total sales revenue of $3.0 million, or 10%. Total sales revenue was $26.5 million for the three months ended June 30, 2004 compared to $29.5 million for the three months ended June 30, 2003. Sales revenue for the three months ended June 30, 2004 was negatively impacted by $690,000 of potential customer accommodations relating to services previously provided. The trend of increased services revenue and decreased sales revenue generally reflects the shift in the Company’s business mix to more inbound customer care and other service programs. The Company expects this trend to continue. The overall effect of foreign currency exchange rates was to increase revenue by approximately $460,000. Virgin Mobile accounted for 11% of the Company’s revenue in the second quarter of 2004. AOL accounted for 10% of the Company’s revenue in the second quarter of 2003. No other customers accounted for 10% or more of the Company’s revenue in the second quarter of 2004 or 2003.

Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 3% to $45.2 million for the three months ended June 30, 2004 from $44.0 million for the three months ended June 30, 2003. This increase was primarily the result of a volume increase in labor cost to support the increased revenue. Other factors contributing to the increase include foreign currency exchange rates, training costs associated with the ramp-up of new programs, and a shift in the Company’s business mix to include a greater proportion of services which typically have a higher labor rate per hour. The overall effect of foreign currency exchange rates was to increase cost of services by approximately $620,000. As a percentage of revenue, cost of services decreased to 60% for the three months ended June 30, 2004 from 62% for the three months ended June 30, 2003, reflecting the Company’s near-shore and offshore expansion to areas with lower wage rates, such as the Philippines. As additional near-shore and offshore facilities are opened, management expects consolidated wage rates to decline.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1% to $29.0 million for the three months ended June 30, 2004 from $28.8 million for the three months ended June 30, 2003 as a result of foreign currency exchange rates, the cost of increasing workstation capacity and additional infrastructure costs. Offsetting these increases was a recovery totalling $400,000 from one of the Company’s insurance carriers as payment for a client claim that arose in 2002. The overall effect of foreign currency exchange rates was to increase selling, general and administrative costs by approximately $310,000. As a percentage of revenue, selling, general and administrative expenses were 38% for the three months ended June 30, 2004 compared to 41% for the three months ended June 30, 2003.

Litigation Costs. For the three months ended June 30, 2004, the Company incurred $445,000 of costs associated with litigation defense as compared to $325,000 of costs for the three months ended June 30, 2003. The Company did not change its accrual for this litigation during the three months ended June 30, 2004. The $4.4 million accrual as of June 30, 2004 represents the Company’s current estimate of the low end of the most likely range of possible losses.

During the three months ended June 30, 2003, the Company reversed $5.0 million of the $12.85 million litigation accrual recorded at March 31, 2003. The basis for the reduction was due to various Supreme Court rulings that came to the Company’s attention which limited punitive damage awards relative to the compensatory damages awarded in the same matter.

Interest Expense, Net. Interest expense, net of interest income, was $325,000 for the three months ended June 30, 2004 compared to $257,000 for the three months ended June 30, 2003 and reflects the interest expense related to borrowings against the Company’s line of credit for capital expansion, partially offset by investment income. The increase in net interest expense is the result of increased average daily outstanding balances on the line of credit during the second quarter of 2004 compared to the second quarter of 2003 along with an increase in interest rates and lower investment income due to lower amounts of invested cash in the second quarter of 2004 compared to the same period in 2003. The weighted average interest rate on amounts outstanding under the line of credit was 3.09% for the three months ended June 30, 2004 as compared to 2.94% for the three months ended June 30, 2003.

Income Tax Provision. Provision for income taxes decreased from a $1.0 million provision for the three months ended June 30, 2003 to a $173,000 provision for the three months ended June 30, 2004. For the second quarter of 2004, the effective tax rate was approximately 33% compared to approximately 39% in the second quarter of 2003.

Six Months Ended June 30, 2004 and 2003:

Revenue. Revenue increased 4% to $152.6 million for the six months ended June 30, 2004 from $147.1 million for the six months ended June 30, 2003. Total services revenue was $98.5 million, reflecting an increase of 20% over the prior year services revenue of $82.1 million. This increase offset the decline in total sales revenue of $10.9 million, or 17%. Total sales revenue was $54.1 million for the six months ended June 30, 2004 compared to $65.0 million for the six months ended June 30, 2003. Sales revenue for the six months ended June 30, 2004 was negatively impacted by $690,000 of potential customer accommodations relating to services previously provided. The trend of increased services revenue and decreased sales revenue generally reflects the shift in the Company’s business mix to more inbound customer care and other service programs. The Company expects this trend to continue. The overall effect of foreign currency exchange rates was to increase revenue by approximately $2.7 million. Virgin Mobile accounted for 11% of the Company’s revenue in the first six months of 2004. AOL accounted for 10% of the Company’s revenue in the first six months of 2003. No other customers accounted for 10% or more of the Company’s revenue in the first six months of 2004 or 2003.

Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 3% to $91.6 million for the six months ended June 30, 2004 from $88.7 million in the six months ended June 30, 2003. This increase was primarily the result of a volume increase in labor cost as well as an increase in average wage rates to support the increased revenue, particularly the services revenue. The increase in average wage rates is generally attributable to foreign currency exchange rates, training costs associated with the ramp-up of new programs, and a shift in the Company’s business mix to include a greater proportion of services, which typically have a higher labor rate per hour. The overall effect of foreign currency exchange rates was to increase cost of services by approximately $3.0 million. As a percentage of revenue, cost of services was 60% for each of the six months ended June 30, 2004 and 2003, respectively. As additional near-shore and offshore facilities are opened, management expects consolidated wage rates to decline.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 3% to $58.5 million for the six months ended June 30, 2004 from $57.0 million for the six months ended June 30, 2003 as a result of foreign currency exchange rates, the cost of increasing workstation capacity and additional infrastructure costs. Offsetting these increases was a recovery totalling $400,000 from one of the Company’s insurance carriers as payment for a client claim that arose in 2002. The overall effect of foreign currency exchange rates was to increase selling, general and administrative costs by approximately $1.7 million. As a percentage of revenue, selling, general and administrative expenses were 38% for the six month ended June 30, 2004 compared to 39% for the six months ended June 30, 2003.

Litigation Costs. Litigation costs totaled $1.0 million for the six months ended June 30, 2004 as compared to $7.0 million for the six months ended June 30, 2003. All of the costs in the six months ended June 30, 2004 were related to litigation defense as compared to $526,000 for the six months ended June 30, 2003. On April 16, 2003, the Circuit Court of Berkley County, West Virginia (the Court) entered an order in the ongoing class action lawsuit granting the plaintiffs’ motion for summary judgment on the method of calculation of liquidated damages under the West Virginia Wage Payment and Collection Act (the Act). The Court ruled that, under the Act, every class member who was not paid transition time, short breaks or other wages is owed liquidated damages equal to a day’s wages for every day the amounts due remained unpaid up to 30 days. There are recent Supreme Court rulings, however, which limit an award of punitive damages relative to the compensatory damages awarded in the same matter. In older cases, the Supreme Court found that liquidated damages imposed for violations of law are subject to limitations similar to those applicable to punitive damage awards. Accordingly, as a result of the April 16, 2003 Court order, the Company recorded a charge of $11.5 million in the first quarter of 2003 representing the change in estimate for additional liquidated damages and interest. The Company subsequently reversed $5.0 million of its litigation accrual during the second quarter of 2003, after taking into consideration subsequent Supreme Court rulings, which limit an award of punitive damages relative to the compensatory damages awarded in the same matter, resulting in a net charge of $6.5 million for the six months ended June 30, 2003.

Restructuring Charge. During the six months ended June 30, 2004, the Company did not enter into any sublease arrangements nor did it negotiate any termination settlements for the facilities that remain under contract. During the six months ended June 30, 2003, the Company did negotiate lease termination settlements for certain facilities that were part of the December 2002 restructuring. The settlement amounts were below the Company’s original estimate of lease obligations and facility exit costs. Therefore, the Company reversed $582,000 of the restructuring accrual in order to appropriately reflect the settlement amounts. The settlement amounts were paid in July 2003. During the implementation of the restructuring plan in the six months ended June 30, 2003, the Company identified additional assets for which management had no plan to utilize in other facilities. The Company classified these as assets held for disposal and wrote them down to fair value, resulting in an impairment charge of $205,000.

Interest Expense, Net. Interest expense, net of interest income, was $619,000 for the six months ended June 30, 2004 compared to $457,000 for the six months ended June 30, 2003 and reflects the interest expense related to borrowings against the Company’s line of credit for capital expansion partially offset by investment income. The increase in net interest expense is the result of increased average daily outstanding balances on line of credit borrowings during the first six months of 2004 compared to the first six months of 2003 along with an increase in interest rates and lower investment income due to lower amounts of invested cash in the first six months of 2004 compared to the same period in 2003. The weighted average interest rate on amounts outstanding under the line of credit was 3.54% for the six months ended June 30, 2004 as compared to 2.92% for the six months ended June 30, 2003.

Income Tax Provision (Benefit). Provision for income taxes increased from a benefit of $2.1 million in the first six months of 2003 to a provision of $284,000 for the first six months of 2004. For the first six months of 2004, the effective tax rate was approximately 33% compared to approximately 36% in the first six months of 2003. The effective tax rate for the first six months of 2003 was impacted by the litigation charge recorded during the first six months of 2003. The Company expects that its effective tax rate will be approximately 33% for the remaining quarters of 2004.

Quarterly Results and Seasonality

The Company has experienced and expects to continue to experience significant quarterly variations in operating results, principally as a result of the timing of client programs (particularly programs with substantial amounts of upfront project setup costs), the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company’s revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of existing and new business units, competitive industry conditions and litigation costs.

Historically, the Company’s business tended to be strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season. During the first quarter, the Company’s business generally levels off or slows from the previous quarter as a result of reduced client sales and service activity. Historically, the Company has expanded its operations in the first quarter to support anticipated business growth in the second quarter. In the past, demand for the Company’s business typically slowed or decreased in the third quarter as the volume of business decreased during the summer months. In addition, the Company’s operating expenses typically increased during the third quarter in anticipation of higher demand during the fourth quarter. However, more recently, the Company has experienced quarterly fluctuations in its business as a result of other factors, such as the timing of the demand for the particular services the Company offers in the specific geographic areas served by the Company, as well as the increasing portion of the Company’s business coming from service programs which generally have less seasonality than sales programs.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2004 was $4.7 million compared to $10.6 million for the six months ended June 30, 2003. Net income increased by $4.2 million, however, this increase was offset by a $9.4 million decrease in working capital changes. The change in accounts receivable had a $4.4 million negative impact on cash flow during the six months ended June 30, 2004 compared to a $9.4 million positive impact on cash flow during the six months ended June 30, 2003. This was due to a return to historically normal collections during the first six months of 2004. Collections of accounts receivable in the fourth quarter of 2003 were strong, resulting in an historically low accounts receivable balance as of December 31, 2003. During the six months ended June 30, 2003, the Company increased its accrual for the Shingleton litigation by $6.5 million. There was no increase to the accrual for the Shingleton litigation during the six months ended June 30, 2004. These items, which have negatively impacted working capital, were offset by a $4.3 million positive change in prepaid expenses and a $6.6 million positive change in accounts payable, accrued expenses and income taxes payable.

Cash used in investing activities was $14.6 million for the six months ended June 30, 2004 compared to $12.1 million for the six months ended June 30, 2003. The increase from the prior year is primarily due to the acquisition of DPS. In April 2004, the Company used $3.0 million of cash to acquire the assets of DPS (See Note 10 to the consolidated financial statements). This amount included approximately $111,000 of direct costs incurred for the transaction. During the first six months of 2004, the level of capital spending primarily reflected the Company’s offshore expansion in the Philippines. The Company operated 8,606 workstations at June 30, 2004 compared to 8,323 workstations at December 31, 2003 and 7,892 at June 30, 2003.

In connection, with the acquisition of DPS, up to $3.1 million could be paid as additional consideration to the shareholders of DPS depending on the achievement of specific financial goals for 2004. This amount is the maximum that could be paid under the agreement, with no additional payment being the minimum. Any amounts to be paid will be made in two equal installments on June 30, 2005 and December 31, 2005 and would be accounted for as additional goodwill. The Company expects to fund any payments with either available cash on hand or through borrowings under its Credit Facility. Currently, management does not believe that any significant amounts will be paid as additional consideration.

Cash provided by financing activities was $6.2 million for the six months ended June 30, 2004 compared to $4.5 million for the six months ended June 30, 2003. The financing activities for each period consisted of net borrowings under the Company’s Credit Facility and cash proceeds from the exercise of stock options. The net borrowings under the Credit Facility in 2004 were used to help finance capital expenditures, as well as finance the acquisition of DPS.

In December 2003, the Company renewed its $85.0 million Credit Facility which now expires in December 2006. The commitment includes sub-limits for both foreign denominated loans and letters of credit. The agreement has two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime plus a spread ranging from 0% to 0.75%, or a Eurocurrency rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%. The amount of the spread under each borrowing option depends on the Company’s ratio of funded debt to EBITDA (income before interest expense, interest income, income taxes, depreciation and amortization). The Company is required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount. The agreement contains customary affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements. The Company is in compliance with all the covenants under the Credit Facility as of June 30, 2004.

On July 14, 2004, the Company signed an amendment to its existing $85.0 million Credit Facility. The purpose of the amendment was to increase the aggregate commitment to $100.0 million through the addition of a new participating lender. No other terms of the Credit Facility were modified.

The Company currently has amounts accrued for the Shingleton litigation. Actual losses arising from the ultimate resolution and settlement of this litigation could have a material adverse impact on the Company’s operating results. The Company is unable at this time to determine whether such settlement will occur and the amount of any such potential settlement or whether there will be insurance coverage for any damages.

The Company’s operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through cash generated from operations, the Company’s line of credit, the ability to acquire equipment through operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. At June 30, 2004, the Company had $12.4 million of cash and cash equivalents along with $49.0 million available under the Company’s Credit Facility. The Company had $36.0 million of outstanding borrowings under the Credit Facility at June 30, 2004. The Company believes that cash on hand, together with cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under the credit facility will be sufficient to finance its current operations and planned capital expenditures for at least the next twelve months.

FORWARD - LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the appropriateness of the Company’s reserves for contingencies and the allowance for doubtful accounts, the realizability of the Company’s deferred tax assets and the estimate of effective tax rates, the Company’s ability to finance its operations and capital requirements into 2005, the Company’s ability to finance its long-term commitments, certain information relating to outsourcing trends, as well as other trends in the outsourced business services industry and the overall domestic economy, the Company’s business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company’s plans regarding international expansion, the seasonality of the Company’s business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

Some factors that could prevent the Company from achieving its goals—and cause the assumptions underlying the forward-looking statements and the Company’s actual results to differ materially from those expressed in or implied by those forward-looking statements—include, but are not limited to, the following: (i) the competitive nature of the outsourced business services industry and the ability of the Company to distinguish its services from other outsourced business services companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) economic, political or other conditions which could alter the desire of businesses to outsource certain sales and service functions and the ability of the Company to obtain additional contracts to manage outsourced sales and service functions; (iii) the cost to defend or settle litigation against the Company or judgments, orders, rulings and other developments in litigation against the Company; (iv) government regulation of the telemarketing industry, such as the Do-Not-Call legislation; (v) the ability of the Company to offer value-added services to businesses in its targeted industries and the ability of the Company to benefit from its industry specialization strategy; (vi) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (vii) equity market conditions; (viii) technology risks, including the ability of the Company to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive, as well as costs to implement these new technologies; (ix) the results of the Company’s operations which depend on numerous factors including, but not limited to, the timing of clients’ teleservices campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company’s revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the outsourced business services industry and the overall economy; (x) terrorist attacks and their aftermath; (xi) the outbreak of war; and (xii) the Company’s capital and financing needs.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its variable rate line of credit. A change in market interest rates exposes the Company to the risk of earnings or cash flow loss but would not impact the fair market value of the related underlying instrument. Borrowings under the Company’s line of credit are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1.0% change (100 basis points) in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $158,000 and $123,000 for the six months ended June 30, 2004 and 2003, respectively. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments in the future to manage the impact of changes in interest rates based on management’s assessment of future interest rates, volatility of the yield curve and the Company’s ability to access the capital markets in a timely manner.

Foreign Currency Risk

The Company has operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results.

The Company’s most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. The Company’s most significant exposure has been with its Canadian operations, where revenues are generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). When the value of the CAD increases against the USD, CAD denominated expenses increase and operating margins are negatively impacted. Partially offsetting this exposure is indigenous Canadian business and associated profitability where profits will be higher in a period of a strong CAD.

In 2003, the Company implemented a strategy to hedge a portion of anticipated operating costs and payables associated with the CAD, primarily payroll expenses, rental expenses and other known recurring expenses, on a monthly basis to mitigate the impact of exchange rate fluctuations.

For the three and six months ended June 30, 2004, the Company realized losses of $139,300 and $197,300, respectively on the derivative instruments. As of June 30, 2004, outstanding derivative instruments had a fair value of approximately $34,200 ($22,900, net of tax). The outstanding derivative instruments at June 30, 2004 serve to hedge a portion of anticipated operating costs and payables associated with the CAD from July 2004 through March 2005.

The impact of foreign currencies will continue to present economic challenges for the Company and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies could have had an impact of approximately $697,000 on the Company’s earnings for the six months ended June 30, 2004.

Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

b.	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company is currently involved in the Shingleton litigation. For more information on this litigation, please refer to Note 6: Legal Proceedings in the footnotes to the consolidated financial statements contained in this Form 10-Q. The disclosure in Note 6 is incorporated by reference into this Item 1.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2004 Annual Meeting of Shareholders was held on May 18, 2004. At the meeting, the following items were submitted to a vote of shareholders.

(a)	The following nominees were elected to serve on the Board of Directors:

Name of Nominee	Votes Cast For	Votes Withheld
Bernard Somers	11,895,555	39,634
Seth J. Lehr	11,895,555	39,634

Donald P. Brennan is a director continuing in office with his term expiring in 2005. John J. Brennan and John A. Stoops are directors continuing in office with their terms expiring in 2006.

(b)	A proposal to amend the Company’s 1996 Non-Employee Directors Plan to increase the number of option shares granted upon first becoming a Board member from 10,000 to 15,000 shares and to increase the number of option shares granted each year thereafter from 2,500 to 5,000 was approved with 10,777,495 votes for, 614,378 votes against and 1,921 abstentions.

(c)	The appointment of KPMG LLP as independent public accountants of the Company for the fiscal year ending December 31, 2004 was ratified with 11,500,773 votes for, 433,309 votes against and 1,107 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.34	-	Employment Agreement between Donald T. McCormick and the Company, dated December 1, 1999

10.35	-	Employment Agreement between James Shannon and the Company, dated September 15, 2002

31.1	-	Chief Executive Officer Certification for Sarbanes-Oxley Section 302 (filed pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))

31.2	-	Chief Financial Official Certification for Sarbanes-Oxley Section 302 (filed pursuant to Rule 13a-14(a) under the Exchange Act)

32.1	-	Chief Executive Officer Certification for Sarbanes-Oxley Section 906 (pursuant to Rule 13a-14(b) under the Exchange Act)

32.2	-	Chief Financial Official Certification for Sarbanes-Oxley Section 906 (pursuant to Rule 13a-14(b) under the Exchange Act)

(b)	Reports on Form 8-K

The Company furnished a Report on Form 8-K, dated April 22, 2004, with the Securities and Exchange Commission to disclose its 2004 first quarter results.

The Company furnished a Report on Form 8-K/A, dated April 26, 2004, with the Securities and Exchange Commission solely to provide additional information regarding certain non-GAAP financial measures included in the press release previously furnished in the Form 8-K, dated April 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ICT GROUP, INC.

Date: July 26, 2004	By: /s/ John J. Brennan
John J. Brennan
Chairman, President and
Chief Executive Officer

Date: July 26, 2004	By: /s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President Corporate Finance,
Chief Financial Officer and Assistant Secretary