Form 10-Q
period 2004-09-30
ICT GROUP INC
filed 2004-11-08
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Common Shares, $0.01 par value, 12,620,100 shares outstanding as of November 4, 2004.

ICT GROUP, INC.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,055	$12,091
Marketable securities	4,000	5,500
Accounts receivable, net	64,282	48,409
Prepaid expenses and other	11,988	11,875
Deferred income taxes	4,612	4,531

Total current assets	88,937	82,406

PROPERTY AND EQUIPMENT:
Communications and computer equipment	107,055	92,928
Furniture and fixtures	24,269	21,448
Leasehold improvements	18,565	16,694

	149,889	131,070
Less: Accumulated depreciation and amortization	(96,245)	(83,458)

	53,644	47,612

DEFERRED INCOME TAXES	2,196	2,196
OTHER ASSETS	6,035	3,498

	$150,812	$135,712

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,976	$13,265
Accrued expenses	13,287	13,895
Income taxes payable	2,257	846
Accrued litigation	4,400	4,400

Total current liabilities	36,920	32,406

LINE OF CREDIT	40,000	30,000
OTHER LIABILITIES	2,450	2,755

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 12,620 and 12,483 shares issued and outstanding	126	125
Additional paid-in capital	51,900	51,485
Retained earnings	18,934	18,084
Accumulated other comprehensive income	482	857

Total shareholders’ equity	71,442	70,551

	$150,812	$135,712

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUE	$80,395	$73,320	$233,004	$220,442

OPERATING EXPENSES:
Cost of services	47,548	44,112	139,156	132,802
Selling, general and administrative	31,097	28,690	89,616	85,692
Litigation costs	887	668	1,892	7,694
Restructuring charge reversal	—	(215)	—	(592)

	79,532	73,255	230,664	225,596

Operating income (loss)	863	65	2,340	(5,154)

INTEREST EXPENSE, net of interest income of $29 and $24 for the three months and $90 and $87 for the nine months	451	389	1,070	846

Income (loss) before income taxes	412	(324)	1,270	(6,000)

INCOME TAX PROVISION (BENEFIT)	136	(107)	420	(2,176)

NET INCOME (LOSS)	$276	$(217)	$850	$(3,824)

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$0.02	$(0.02)	$0.07	$(0.31)

Diluted earnings (loss) per share	$0.02	$(0.02)	$0.07	$(0.31)

Shares used in computing basic earnings (loss) per share	12,595	12,396	12,552	12,396

Shares used in computing diluted earnings (loss) per share	12,849	12,396	12,892	12,396

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$850	$(3,824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,847	13,481
Tax benefit of stock option exercises	102	—
Asset impairment	—	280
Amortization of deferred financing costs	157	227
(Increase) decrease in:
Accounts receivable	(15,753)	4,820
Prepaid expenses and other	(164)	(5,798)
Other assets	(116)	(33)
Increase (decrease) in:
Accounts payable	3,750	(857)
Accrued expenses and other liabilities	180	(6,375)
Income taxes payable	1,383	(2,315)
Accrued litigation	—	6,725

Net cash provided by operating activities	3,236	6,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of marketable securities	1,500	—
Purchases of property and equipment	(18,511)	(15,108)
Business acquisition	(3,011)	—

Net cash used in investing activities	(20,022)	(15,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	34,000	15,000
Payments on line of credit	(24,000)	(10,500)
Proceeds from exercise of stock options	314	23

Net cash provided by financing activities	10,314	4,523

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(1,564)	(1,315)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,036)	(5,569)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,091	10,779

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,055	$5,210

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts in the financial statements have been reclassified to conform to current period presentation. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

Note 2: MARKETABLE SECURITIES

The Company maintains certain investments in marketable securities. The Company classifies its marketable securities as available-for-sale. Available for sale securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), net of the related tax effect, if any. Any declines in the fair value of the securities that are considered “other than temporary” are recognized currently in the statement of operations as an impairment of the security. Subsequent recoveries in the fair value, if any, are not recognized in the statement of operations, but as a component of accumulated other comprehensive income (loss), as indicated above. The following is a summary of the Company’s available-for-sale securities at September 30, 2004 and December 31, 2003.

(in thousands)	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value
As of September 30, 2004
Auction rate securities	$4,000	$—	$4,000

As of December 31, 2003
Auction rate securities	$5,500	$—	$5,500

During the three and nine months ended September 30, 2004 and 2003, the Company did not have any gross realized gains or losses on sales of its marketable securities. The Company has classified these investments as current assets because of its ability to buy and sell these securities through secondary markets, on a monthly basis at par value, even though these investments have maturity dates that extend beyond one year.

Note 3: CORPORATE RESTRUCTURING

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

The change in the restructuring accrual during the nine months ended September 30, 2004 is summarized as follows (amounts in thousands):

	Accrual at December 31, 2003	Cash Payments	Accrual at September 30, 2004
Severance	$6	$(6)	$—
Lease obligations and facility exit costs	2,836	(697)	2,139

	$2,842	$(703)	$2,139

During the first nine months of 2004, the Company did not enter into any sublease arrangements nor did it negotiate any termination settlements for the facilities that remain under contract. The majority of cash payments made were related to the ongoing lease obligations. The Company also paid the remaining portion of severance during the three months ended March 31, 2004.

At September 30, 2004 and December 31, 2003, $1,419,000 and $1,862,000 of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. The balance of the restructuring accrual is included in accrued expenses at September 30, 2004 and December 31, 2003.

Note 4: LINE OF CREDIT

In December 2003, the Company renewed its $85,000,000 revolving credit facility (the Credit Facility). The Credit Facility, which now expires in December 2006, includes sub-limits for both foreign denominated loans and letters of credit. Under the Credit Facility, the Company has two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime plus a spread ranging from 0% to 0.75%, or a Eurocurrency rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%. The amount of the spread under each borrowing option depends on the Company’s ratio of funded debt to EBITDA (income before interest expense, interest income, income taxes, and depreciation and amortization). The Company is also required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements. The Company was in compliance with all covenants as of September 30, 2004.

On July 14, 2004, the Company signed an amendment to the Credit Facility. The purpose of the amendment was to increase the aggregate commitment to $100,000,000 through the addition of a new participating lender. No other terms of the Credit Facility were modified.

At September 30, 2004, $40,000,000 of borrowings was outstanding under the Credit Facility and was classified as a long-term liability. There were no outstanding foreign currency loans nor were there any outstanding letters of credit at September 30, 2004. The amount of the unused Credit Facility at September 30, 2004 was $60,000,000. The Credit Facility can be drawn upon through December 2, 2006, at which time all amounts outstanding are repayable.

Note 5: EARNINGS (LOSS) PER SHARE AND STOCK-BASED COMPENSATION

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” Basic earnings (loss) per share (Basic EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share (Diluted EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised. For the three and nine months ended September 30, 2004, the additional weighted average number of common stock equivalents deemed outstanding for purposes of computing Diluted EPS was 254,000 and

340,000, respectively. For the three and nine months ended September 30, 2004, options to purchase 723,000 and 402,000 shares, respectively, of common stock were outstanding but not included in the computation of Diluted EPS as the result would be antidilutive. Given the Company’s loss for the three and nine months ended September 30, 2003, Diluted EPS is the same as Basic EPS for those periods as all common stock equivalents would be antidilutive. Accordingly, for both the three and nine months ended September 30, 2003, options to purchase 900,000 shares of common stock were not included in the computation of Diluted EPS.

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share at the measurement date, which is generally the grant date. Typically, the exercise price of the options equals the market price at the date of grant. For the three and nine-month periods ended September 30, 2004 and 2003, the Company did not record any stock-based compensation expense. For option grants to non-employees, the Company applies fair value accounting in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” and EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had compensation cost for the Company’s stock-based compensation plans been determined under SFAS No. 123, the Company’s net income (loss) and diluted earnings (loss) per share would have changed to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income (loss), as reported	$276	$(217)	$850	$(3,824)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	123	142	357	408

Pro forma net income (loss)	$153	$(359)	$493	$(4,232)

Diluted earnings (loss) per share, as reported	$0.02	$(0.02)	$0.07	$(0.31)
Pro forma diluted earnings (loss) per share	$0.01	$(0.03)	$0.04	$(0.34)

The weighted average fair value of the options granted during the three months ended September 30, 2004 and 2003 is estimated at $5.87 and $6.21 per share, respectively, on the date of grant. The weighted average fair value of the options granted during the nine months ended September 30, 2004 and 2003 is estimated at $8.01 and $7.00 per share, respectively, on the date of grant. These estimates are derived from the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	64%	63%	63%	63%
Risk free interest rate	4.15%	4.30%	4.35%	4.30%
Expected life	8.0 years	8.0 years	8.0 years	8.0 years

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Net income (loss)	$276	$(217)	$850	$(3,824)
Derivative instruments, net of tax	307	(24)	322	(24)
Foreign currency translation adjustments	871	(1,017)	(697)	2,455

Comprehensive income (loss)	$1,454	$(1,258)	$475	$(1,393)

Note 7: LEGAL PROCEEDINGS

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

In 1998, William Shingleton filed a class action lawsuit against the Company in the Circuit Court of Berkeley County, West Virginia (the Court). The lawsuit (Shingleton litigation) alleges that the Company and twelve current and former members of Company management had violated the West Virginia Wage Payment and Collection Act (the Act) for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods, production hours worked and improper deductions for the cost of purchasing telephone headsets. The complaint also included a count for fraud, alleging that the failure to pay for short break and transition time violated specific representations made by the Company to its employees. In addition to compensatory claims for unpaid wages, the plaintiffs are seeking liquidated damages under the Act and punitive damages for allegedly fraudulent conduct on the part of the Company and the individual defendants. The method of calculating liquidated damages under the Act is one of the matters in dispute between the parties, and there is a significant difference in the amount of potential liquidated damages using the methods the plaintiffs and the Company contend apply. The litigation is currently scheduled for trial beginning April 19, 2005.

On August 26, 2002, the Court entered two separate orders granting partial summary judgment against the Company and, in the case of one of the orders, against three of the individual defendants, finding that employees were not paid for all hours attributable to short breaks and idle time of less than 30 minutes in duration.

On April 16, 2003, the Court issued a ruling which held that, under the Act, every class member who was not paid transition time, short breaks or other wages is owed liquidated damages equal to a day’s wages for every day the amounts due remain unpaid up to a maximum of 30 days. The defendants moved to vacate this ruling on the grounds that it violated due process. On April 23, 2004, the Court denied the defendants’ motion concluding that it could not determine whether the calculation of liquidated damages under the Act was disproportionate enough to violate the defendants’ due process rights prior to an actual award of compensatory damages.

On May 17, 2004, the defendants filed a motion, which is still pending, to decertify the class as to all fraud claims.

On June 9 and October 27, 2004, the Company filed amended accountings updating amounts the Company may potentially be liable for relating to unpaid breaks and unpaid transition time, including interest. These amended accountings reflected slight decreases in amounts potentially owed for unpaid breaks and transition time.

On a quarterly basis, the Company has re-evaluated and adjusted its accrual, as required by SFAS No. 5, “Accounting for Contingencies,” to reflect management’s then current estimate of the low end of the most likely range of possible losses, since management does not believe that any amount within the range is a better estimate than any other amount.

During the nine months ended September 30, 2004, the Company continued to evaluate the facts and circumstances used when calculating the estimate for probable losses in this litigation. In reaching its current estimate, management, among other things, considered the amounts reflected in the Company’s amended accountings, rulings by the United States Supreme Court (Supreme Court) which limited an award of punitive damages relative to the compensatory damages awarded in the case, rulings by the Supreme Court that liquidated damages imposed for violations of law are subject to constitutional limitations similar to those applicable to punitive damage awards, and other subsequent cases where trial court rulings were vacated by the appellate courts because the ratios of punitive to compensatory damages in the trial court judgments were not within constitutional limits, and the plaintiffs 2002 Motion For Sanctions which, although ultimately denied by the Court, requested the Court to find certain evidentiary presumptions and to order the defendants to obtain a surety bond in the amount of approximately $21,000,000, reflecting the plaintiffs’ contention of the amount of compensatory and liquidated damages due. As a result of its review, management concluded that $4,400,000 reflected the low end of the most likely range of possible losses and accordingly such amount represented the appropriate accrual under SFAS No. 5.

Because the claims in this case have been asserted against certain officers of the Company, there may be insurance coverage for some or all of the claims available under the Company’s directors and officers liability policy. The primary level insurance carrier has notified the Company that it will apply coverage to certain legal costs. However, the carrier has denied coverage for any liquidated damages under the Act. The Company filed a declaratory judgment action against its carrier in the Court. On October 8, 2004, the Court ruled that the policy covers wages, bonuses and liquidated damages for which the officers are held liable but does not cover punitive damages. The Company has asked the Court to reconsider its ruling on punitive damages. The Company is also pursuing its remedies against its first tier excess director and officer liability carrier as well as its insurance broker. Since the Company may not be successful, however, in obtaining coverage for these claims, no insurance proceeds were included in the calculation of the $4,400,000 accrual.

The Company intends to continue its vigorous defense of the Shingleton matter and, if necessary, seek an appeal of the Court’s April 16, 2003 ruling on the issue of the method of calculating liquidated damages. As a result, the Company will continue to incur significant additional litigation defense costs, which are expensed as incurred, net of insurance coverage. The Company believes it has meritorious arguments that, if successful on appeal (if an appeal is granted), would significantly reduce the amount of any liquidated damages and that it has meritorious defenses to the fraud allegations. If, however, the plaintiffs’ method of calculating liquidated damages is upheld, or if there is a finding that the Company is liable for punitive damages as a result of engaging in fraudulent conduct, the Company could incur a loss which significantly exceeds the $4,400,000 accrual that the Company has recorded in its consolidated financial statements as of September 30, 2004. Such an event would have a material adverse impact on the Company’s financial position and on its operating results for the period in which such actual loss becomes known. If the Company were to agree to an out-of-court settlement of this matter for an amount greater than its accrual for the matter at that time, the Company would incur a related expense for the period in which such settlement occurs. The Company is unable at this time to determine whether such settlement will occur, the amount of any such potential settlement or whether there will be insurance coverage for the damages owed.

Note 8: EFFECTIVE TAX RATE

The Company’s effective income tax rate was 33% for the nine months ended September 30, 2004 and 36% for the nine months ended September 30, 2003. In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” the effective rate for the nine months ended September 30, 2003 included the effect of the increase in the litigation accrual related to the Shingleton litigation.

Note 9: OPERATING AND GEOGRAPHIC INFORMATION

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company believes it has one reportable segment. Over the past several years, the Company classified its operations into two reportable segments: Domestic and International. As of January 1, 2004, these segments are no longer managed separately due to changes in the Company’s operating structure. The Company’s services are provided through contact centers located throughout the world and include customer care management services as well as inbound and outbound telesales, database marketing services, marketing research services, technology hosting services, and data management and collection services on behalf of customers operating in the Company’s target industries. Recent technological advancements have allowed the Company to better control production output at each contact center by routing customer call lists to different centers depending on capacity. The technology assets may be located at a different physical location or country than the contact center. Accordingly, many of the Company’s contact centers are not limited to performing only one of the above-mentioned services; rather, they can perform a variety of different services for different customers. Therefore, the financial results of the Domestic and International segments are no longer used to make decisions regarding the allocation of resources.

The following table represents information about the Company by geographic area. For the purposes of our disclosure, revenue is attributed to countries based on the location of the customer being served and property and equipment is attributed to countries based on physical location of the asset.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Revenue:
United States	$62,226	$56,146	$181,498	$170,171
Canada	9,119	9,149	25,385	27,507
Other foreign countries	9,050	8,025	26,121	22,764

	$80,395	$73,320	$233,004	$220,442

	September 30, 2004	December 31, 2003
Property and equipment, net:
United States	$27,639	$24,194
Canada	10,890	11,242
Philippines	7,540	2,526
Other foreign countries	7,575	9,650

	$53,644	$47,612

Note 10: DERIVATIVE INSTRUMENTS

The Company has operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico, and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results.

The Company’s most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. The Company’s most significant exposure has been with its Canadian operations, where a portion of revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). When the value of the CAD increases against the USD, CAD denominated expenses increase and operating margins are negatively impacted. Partially offsetting this exposure is indigenous Canadian business and associated profitability where profits will be higher in a period of a strong CAD. In 2003, the Company initiated a plan to hedge a portion of anticipated operating costs and payables associated with the CAD, primarily payroll expenses, rental expenses and other known recurring costs, by entering into derivative contracts.

The foreign currency forward contracts and currency options that are used to hedge these exposures are designated as cash flow hedges. The gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until settlement of the contract occurs. Settlement occurs in the same period that the hedged item affects earnings. Any gain or loss from the ineffective portion of the hedge that exceeds the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in the current period. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item. Any related gains and losses on derivative instruments are recorded in selling, general and administrative costs in the consolidated statement of operations.

For the three and nine months ended September 30, 2004, the Company realized gains (losses) of $59,500 and $(137,800) on the derivative instruments. For both the three and nine months ended September 30, 2003, the Company realized losses of $117,000 on the derivative instruments. As of September 30, 2004, outstanding derivative instruments had a fair value of approximately $492,000 ($330,000 net of tax) and were included as part of prepaid expenses and other on the balance sheet. The outstanding derivative instruments at September 30, 2004 serve to hedge a portion of anticipated operating costs and payables associated with the CAD from October 2004 through March 2005.

Note 11: BUSINESS COMBINATION

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

The gross cash paid was approximately $3,011,000. There was $2,027,000 of goodwill recorded in connection with this acquisition along with identified intangible assets of $820,000. The entire amount of goodwill is expected to be deductible for tax purposes. The purchase price allocation associated with this transaction is shown below:

(in thousands)
Accounts receivable	$270
Property and equipment	120
Customer relationship	740
Non-compete agreements	80
Goodwill	2,027
Other assets	7
Liabilities assumed	(233)

Cash paid	$3,011

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

With respect to the intangibles, the non-compete agreements will be amortized on a straight-line basis over their stated terms of 6 years and the customer relationship will be amortized over a 7-year period.

Note 12: INTANGIBLE ASSETS

Intangible assets derived from business combinations apart from goodwill consist of the following. These assets are included in Other Assets on the balance sheet.

(in thousands)	September 30, 2004	December 31, 2003
Customer-related	$1,365	$625
Non-compete agreements	80	—

	1,445	625
Less: Accumulated amortization	(407)	(192)

	$1,038	$433

Amortization expense was approximately $89,000 and $215,000 for the three and nine months ended September 30, 2004. The estimated amortization expense for intangibles derived from business combinations for fiscal years 2004, 2005, 2006, 2007 and 2008 is $304,000, $338,000, $276,000, $124,000 and $95,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ICT Group, Inc. (ICT or the Company) is a leading global provider of outsourced business and marketing services solutions. The Company provides a comprehensive mix of services, sales, marketing and business service outsourcing solutions. The Company manages its service operations in the U.S., Europe, Canada, Australia, Mexico, Barbados and the Philippines from which it supports domestic and multinational corporations and institutions, primarily in the financial, insurance, healthcare, telecommunications, information technology, media and consumer electronics industries. The Company also provides hosted CRM (Customer Relationship Management) solutions for use by clients at their own in-house facility or on a co-sourced basis in conjunction with ICT.

The Company’s customer care clients typically enter into longer-term, contractual relationships that may contain provisions for early contract terminations. The Company generally operates under month-to-month contractual relationships with its teleservices clients. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Services are generally based upon per-minute rates for inbound calls and hourly rates for outbound calls. On occasion, the Company performs services for which it is paid incentives based on completed sales. Revenue is earned generally as the services are provided; however, certain types of revenue must be deferred and recognized over a period of time, typically the length of the customer contract.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Total deferred revenue was approximately $1,267,000 and $1,547,000 as of September 30, 2004 and December 31, 2003, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets. Management believes that its revenue recognition policies are in accordance with Staff Accounting Bulletin No. 104. In November 2002, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue 00-21,

“Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. The Company adopted EITF Issue 00-21 as of July 1, 2003, on a prospective basis, as provided for by the EITF. The adoption of EITF Issue 00-21 did not have a material impact on the Company’s consolidated financial statements.

Allowance for Uncollectible Accounts

The Company’s accounts receivable balances are net of an estimated allowance for uncollectible accounts. Management continuously monitors collections and payments from customers and maintains an allowance for uncollectible accounts based upon the Company’s historical write-off experience and any specific customer collection issues that have been identified. Other items considered in estimating the allowance for uncollectible accounts include the balance of over 90 day receivables, the financial status of the Company’s customers and general economic conditions. While management believes the reserve estimate to be appropriate, it may be necessary to adjust the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve. The Company is subject to concentration risks as certain of its customers provide a high percent of total revenue and corresponding receivables. Accounts receivable, net as of September 30, 2004 and December 31, 2003 were approximately $64.3 million and $48.4 million, respectively, representing approximately 43% and 36% of total assets, respectively. Given the significance of accounts receivable to the Company’s consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Long-Lived Assets

Management regularly evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful life of the Company’s long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. If impairment is indicated, measurement of the impairment will be based on the difference between the fair value and carrying value of the assets, with the fair value generally determined based on the present value of expected future cash flows associated with the use of the asset. There were no factors in the third quarter that necessitated a review of the Company’s long-lived assets for impairment. Net property and equipment as of September 30, 2004 and December 31, 2003 was $53.6 million and $47.6 million, respectively, representing approximately 36% and 35% of total assets, respectively. Additionally, goodwill and other intangible assets represented approximately 3% and 1% of total assets as of September 30, 2004 and December 31, 2003, respectively.

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

Restructuring Charges

As of September 30, 2004, the Company had a remaining accrual of $2.1 million for the amount of estimated costs required to terminate the leases and close the facilities included in the December 2002 restructuring. The original charge of $8.9 million consisted of severance, site closure costs and asset impairments. Certain estimates were made in determining the amount of the charge for site closure costs and asset impairments, but did not include estimates for sublease income given the market conditions at that time and the inability to find suitable tenants. The amount of the charge continues to be subject to change over time if a suitable tenant is identified or to the extent the Company is able to negotiate early lease terminations.

On a quarterly basis, management evaluates and assesses the appropriateness of the accrual and adjusts it as necessary. The only activity in the accrual during the nine months ended September 30, 2004 were payments of $697,000 for the ongoing lease obligations and severance payments of $6,000. Severance obligations were fully paid as of March 31, 2004.

Accounting for Contingencies

In the ordinary course of business, the Company has entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships, or from its relationships with its employees. The Company accounts for contingencies such as these in accordance with SFAS No. 5. SFAS No. 5 requires the Company to record an estimated loss contingency when information available prior to issuance of its consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS No. 5 and its interpretations further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the range shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the accrual for a loss contingency could fluctuate, thereby creating variability in the Company’s results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known. As of September 30, 2004 the accrual for loss contingencies was $4.4 million, excluding estimated legal fees to defend the Company against currently pending matters and was solely related to the Shingleton litigation. See Note 6 to the consolidated financial statements for a discussion of the factors used in calculating and evaluating the accrual.

Recent Accounting Pronouncements

In March 2004, the FASB issued an exposure draft entitled “Share-Based Payment,” which would amend SFAS No. 123 and SFAS No. 95, “Statements of Cash Flows.” The proposed statement would eliminate the ability to account for stock-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. Although the exposure draft and its eventual effective date are subject to revision, the proposed effective date of the exposure draft is for interim periods beginning after June 15, 2005. This exposure draft, if implemented in its current form, will result in non-cash compensation expense for issuances of stock options by the Company.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003:

Revenue. Revenue increased 10% to $80.4 million for the three months ended September 30, 2004 from $73.3 million for the three months ended September 30, 2003. Services revenue was $53.4 million, reflecting an increase of 18% over the prior year Services revenue of $45.3 million. This increase more than offset the decline in Sales revenue of $971,000, or 3%. Sales revenue was $27.0 million for the three months ended September 30, 2004 compared to $28.0 million for the three months ended September 30, 2003. The trend of increased Services revenue and decreased Sales revenue generally reflects the shift in the Company’s business mix to more inbound customer care and other service programs. The Company expects this trend to continue. The overall effect of foreign currency exchange rates in the three months ended September 30, 2004 was to increase revenue by approximately $1.2 million as compared to the same period in the prior year. There were no customers who accounted for 10% or more of the Company’s revenue in the third quarter of 2004 or 2003.

Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 8% to $47.5 million for the three months ended September 30, 2004 from $44.1 million for the three months ended September 30, 2003. This increase was primarily the result of a volume increase in labor and telecommunications costs to support the increased revenue. Other factors contributing to the increase include foreign currency exchange rates and training costs associated with the ramp-up of new programs. The overall effect of foreign currency exchange rates in the three months ended September 30, 2004 was to increase cost of services by approximately $1.1 million as compared to the same period in the prior year. As a percentage of revenue, cost of services decreased to 59.1% for the three months ended September 30, 2004 from 60.2% for the three months ended September 30, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8% to $31.1 million for the three months ended September 30, 2004 from $28.7 million for the three months ended September 30, 2003 as a result of foreign currency exchange rates, the cost of increasing workstation capacity and additional infrastructure costs. The overall effect of foreign currency exchange rates in the three months ended September 30, 2004 was to increase selling, general and administrative costs by approximately $549,000 as compared to the same period in the prior year. As a percentage of revenue, selling, general and administrative expenses were 38.7% for the three months ended September 30, 2004 compared to 39.1% for the three months ended September 30, 2003.

Litigation Costs. For the three months ended September 30, 2004, the Company incurred $887,000 of costs associated with litigation defense and the action against the Company’s insurance carriers as compared to $443,000 of costs for the three months ended September 30, 2003. The $4.4 million accrual as of September 30, 2004 represents the Company’s current estimate of the low end of the most likely range of possible losses.

During the three months ended September 30, 2003, the Company increased its litigation accrual by $225,000 to $8.075 million. The additional amount recorded in the three months ended September 30, 2003 reflected adjustments made to the computation of compensatory damages, liquidated damages, and other costs, including accrued interest. This accrual was subsequently reduced in the fourth quarter of 2003 to $4.4 million based on Supreme Court and trial court rulings, which limited punitive damages and damages imposed for violations of law, relative to compensatory damages.

Restructuring Charge Reversal. During the three months ended September 30, 2004, the Company did not enter into any sublease arrangements nor did it negotiate any termination settlements for the facilities that remain under contract. During the three months ended September 30, 2003, the Company entered into a sublease agreement for a facility that was part of the December 2002 restructuring. Accordingly, the Company reversed $165,000 of the restructuring accrual, which represents the amount of sublease rent to be received. Additional changes to the Company’s original lease estimates resulted in a reversal of approximately $50,000.

Interest Expense, Net. Interest expense, net of interest income, was $451,000 for the three months ended September 30, 2004 compared to $389,000 for the three months ended September 30, 2003 and reflects the interest expense related to borrowings against the Company’s line of credit for capital expansion, partially offset by investment income. The increase in net interest expense is the result of increased average daily outstanding balances on the line of credit during the third quarter of 2004 compared to the third quarter of 2003 along with an increase in interest rates. The weighted average interest rate on amounts outstanding under the line of credit was 4.00% for the three months ended September 30, 2004 as compared to 3.17% for the three months ended September 30, 2003.

Income Tax Provision. Provision for income taxes increased to a $136,000 provision for the three months ended September 30, 2004 from a $107,000 benefit for the three months ended September 30, 2003. For each of the third quarters of 2004 and 2003, the effective tax rate was approximately 33%.

Nine Months Ended September 30, 2004 and 2003:

Revenue. Revenue increased 6% to $233.0 million for the nine months ended September 30, 2004 from $220.4 million for the nine months ended September 30, 2003. Services revenue was $151.9 million, reflecting an increase of 19% over the prior year Services revenue of $127.5 million. This increase more than offset the decline in Sales revenue of $11.8 million, or 13%. Sales revenue was $81.1 million for the nine months ended September 30, 2004 compared to $92.9 million for the nine months ended September 30, 2003. The trend of increased Services revenue and lower Sales revenue generally reflects the shift in the Company’s business mix to more inbound customer care and other service programs. The Company expects this trend to continue. The overall effect of foreign currency exchange rates in the nine months ended September 30, 2004 was to increase revenue by approximately $3.9 million as compared to the same period in the prior year. Virgin Mobile accounted for 10% of the Company’s revenue in the first nine months of 2004. AOL accounted for 10% of the Company’s revenue in the first nine months of 2003. No other customers accounted for 10% or more of the Company’s revenue in the first nine months of 2004 or 2003.

Cost of Services. Cost of services, which consist primarily of direct labor and telecommunications costs, increased 5% to $139.2 million for the nine months ended September 30, 2004 from $132.8 million for the nine months ended September 30, 2003. This increase was primarily the result of foreign currency exchange rates; which increased the cost of services by $4.2 million, as well as volume increases in labor and telecommunications costs to support the increased revenue. Other factors contributing to the increase include training costs associated with the ramp-up of new programs. As a percentage of revenue, cost of services was 59.7% for the nine months ended September 30, 2004 as compared to 60.2% for the nine months ended September 30, 2003, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5% to $89.6 million for the nine months ended September 30, 2004 from $85.7 million for the nine months ended September 30, 2003 as a result of foreign currency exchange rates, the cost of increasing workstation capacity and additional infrastructure costs. The overall effect of foreign currency exchange rates in the nine months ended September 30, 2004 was to increase selling, general and administrative costs by approximately $2.2 million as compared to the same period in the prior year. As a percentage of revenue, selling, general and administrative expenses were 38.5% for the nine months ended September 30, 2004 compared to 38.9% for the nine months ended September 30, 2003.

Litigation Costs. Litigation costs totaled $1.9 million for the nine months ended September 30, 2004 as compared to $7.7 million for the nine months ended September 30, 2003. All of the costs in the nine months ended September 30, 2004 were related to litigation defense and the action against the Company’s insurance carriers as compared to $969,000 for the nine months ended September 30, 2003. On April 16, 2003, the Circuit Court of Berkley County, West Virginia (the Court) entered an order in the ongoing class action lawsuit granting the plaintiffs’ motion for summary judgment on the method of calculation of liquidated damages under the West Virginia Wage Payment and Collection Act (the Act). The Court ruled that, under the Act, every class member who was not paid transition time, short breaks or other wages is owed liquidated damages equal to a day’s wages for every day the amounts due remained unpaid up to 30 days. As a result of the April 16, 2003 Court order, the Company recorded a charge of $11.5 million in the first quarter of 2003 representing the change in estimate for additional liquidated damages and interest. There are recent Supreme Court rulings, however, which limit an award of punitive damages relative to the compensatory damages awarded in the same litigation. In older cases, the Supreme Court found that liquidated damages imposed for violations of law are subject to limitations similar to those applicable to punitive damage awards. The Company reversed $5.0 million of its litigation accrual during the second quarter of 2003, after taking into consideration these Supreme Court rulings, resulting in a net charge of $6.7 million for the nine months ended September 30, 2003.

Restructuring Charge Reversal. During the nine months ended September 30, 2004, the Company did not enter into any sublease arrangements nor did it negotiate any termination settlements for the facilities that remain under contract. During the nine months ended September 30, 2003, the Company negotiated lease termination settlements for certain facilities that were part of the December 2002 restructuring. The settlement amounts were below the Company’s original estimate of lease obligations and facility exit costs. Therefore, the Company reversed $797,000 of the restructuring accrual in order to appropriately reflect the settlement amounts. During the implementation of the restructuring plan in the nine months ended September 30, 2003, the Company identified additional assets for which management had no plan to utilize in other facilities. The Company classified these as assets held for disposal and wrote them down to fair value, resulting in an impairment charge of $205,000.

Interest Expense, Net. Interest expense, net of interest income, was $1.1 million for the nine months ended September 30, 2004 compared to $846,000 for the nine months ended September 30, 2003 and reflects the interest expense related to borrowings against the Company’s line of credit for capital expansion partially offset by investment income. The increase in net interest expense is the result of increased average daily outstanding balances on line of credit borrowings during the first nine months of 2004 compared to the first nine months of 2003. The weighted average interest rate on amounts outstanding under the line of credit was 3.46% for the nine months ended September 30, 2004 as compared to 2.91% for the nine months ended September 30, 2003.

Income Tax Provision (Benefit). Provision for income taxes increased to $420,000 for the nine months ended September 30, 2004 from a benefit of $2.2 million for the first nine months of 2003. For the first nine months of 2004, the effective tax rate was approximately 33% compared to approximately 36% in the first nine months of 2003. In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” the effective rate for the nine months ended September 30, 2003 included the effect of the increase in the litigation accrual related to the Shingleton litigation.

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

Historically, the Company’s business tends to be strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season. During the first quarter, the Company’s business generally levels off or slows from the previous quarter as a result of reduced client sales and service activity. Historically, the Company has expanded its operations in the first quarter to support anticipated business growth in the second quarter. In the past, demand for the Company’s business typically slowed or decreased in the third quarter as the volume of business decreased during the summer months. In addition, the Company’s operating expenses typically increased during the third quarter in anticipation of higher demand during the fourth quarter. However, more recently, the Company has experienced quarterly fluctuations in its business as a result of other factors, such as the timing of the demand for the particular services the Company offers in the specific geographic areas served by the Company, as well as the increasing portion of the Company’s business coming from service programs, which generally have less seasonality than sales programs.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2004 decreased $3.1 million to $3.2 million compared to $6.3 million for the nine months ended September 30, 2003. Net income increased by $4.7 million to $850,000 for the first nine months of 2004 from a loss of $3.8 million for the first nine months of 2003. This increase was offset by a $6.9 million decrease due to net working capital changes. The increase in accounts receivable had a $20.6 million negative impact on working capital. The increase in accounts receivable reflected the increase in revenue generated during the third quarter of 2004 as compared to the third quarter of 2003 and also resulted from the timing of collections on accounts receivable in the third quarter being slower than expected for some of the Company’s larger customers. Substantially all of the payments expected from these customers in September 2004 were received during the first three weeks of October 2004. During the nine months ended September 30, 2003, the Company increased its accrual for the Shingleton litigation by $6.7 million. There was no increase to the accrual for the Shingleton litigation during the nine months ended September 30, 2004. These items, which have negatively impacted working capital, were offset by a $5.6 million positive change in prepaid expenses and a $14.8 million positive change in accounts payable, accrued expenses and income taxes payable.

Cash used in investing activities was $20.0 million for the nine months ended September 30, 2004 compared to $15.1 million for the nine months ended September 30, 2003. The increase from the prior year is primarily due to increased capital expenditures resulting from the Company’s expansion of its offshore operations as well as the acquisition of DPS, partially offset by net sales of marketable securities. In April 2004, the Company used $3.0 million of cash to acquire the assets of DPS (See Note 11 to the consolidated financial statements). This amount included approximately $111,000 of direct costs incurred for the transaction. During the first nine months of 2004, the level of capital spending primarily reflected the Company’s offshore expansion in the Philippines, where the number of workstations was increased from 270 at December 31, 2003 to 1,017 at September 30, 2004. Overall, the Company operated 8,747 workstations at September 30, 2004 compared to 8,323 workstations at December 31, 2003

In connection with the acquisition of DPS, up to $3.1 million could be paid as additional consideration to the shareholders of DPS depending on the achievement of specific financial goals for 2004. This amount is the maximum that could be paid under the agreement, with no additional payments being the minimum. Currently, management does not believe that any amounts will be paid as additional consideration.

Cash provided by financing activities was $10.3 million for the nine months ended September 30, 2004 compared to $4.5 million for the nine months ended September 30, 2003. The financing activities for each period consisted principally of net borrowings under the Company’s Credit Facility. The net borrowings under the Credit Facility in 2004 were used to help finance capital expenditures, as well as finance the acquisition of DPS.

In December 2003, the Company renewed its $85.0 million Credit Facility. The Credit Facility, which now expires in December 2006, includes sub-limits for both foreign denominated loans and letters of credit. The agreement has two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime plus a spread ranging from 0% to 0.75%, or a Eurocurrency rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%. The amount of the spread under each borrowing option depends on the Company’s ratio of funded debt to EBITDA (income before interest expense, interest income, income taxes, depreciation and amortization). The Company is required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount. The agreement contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges, minimum net worth requirements, and capital expenditures. The Company is in compliance with all the covenants under the Credit Facility as of September 30, 2004.

On July 14, 2004, the Company signed an amendment to its existing $85.0 million Credit Facility. The purpose of the amendment was to increase the aggregate commitment to $100.0 million through the addition of a new participating lender. No other terms of the Credit Facility were modified.

The Company currently has $4.4 million accrued for the Shingleton litigation. Actual losses arising from the ultimate resolution of this litigation could have a material adverse impact on the Company’s operating results. The Company is unable at this time to determine the ultimate resolution of this matter and whether there will be insurance coverage for any damages.

The Company’s operations will continue to require significant capital expenditures. Historically, equipment purchases have been financed through cash generated from operations, the Company’s line of credit, the ability to acquire equipment through operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. At September 30, 2004, the Company had $4.1 million of cash and cash equivalents, $4.0 million of short-term marketable securities, along with $60.0 million available under the Company’s Credit Facility. The Company had $40.0 million of outstanding borrowings under the Credit Facility at September 30, 2004. The Company believes that cash on hand along, together with cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under the credit facility will be sufficient to finance its current operations and planned capital expenditures for at least the next twelve months.

FORWARD - LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the appropriateness of the Company’s reserves for contingencies and the allowance for uncollectible accounts, the realizability of the Company’s deferred tax assets, and the estimate of effective tax rates, the Company’s ability to finance its current operations and planned capital requirements into 2005, the Company’s ability to finance its long-term commitments, certain information relating to outsourcing trends, as well as other trends in the outsourced business services industry and the overall domestic economy, the Company’s business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company’s plans regarding international expansion, the seasonality of the Company’s business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its variable rate line of credit. A change in market interest rates exposes the Company to the risk of earnings or cash flow loss but would not impact the fair market value of the related underlying instrument. Borrowings under the Company’s line of credit are subject to variable LIBOR, the federal funds rate or prime base rate pricing. Accordingly, a 1.0% change (100 basis points) in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $283,000 and $203,000 for the nine months ended September 30, 2004 and 2003, respectively. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments in the future to manage the impact of changes in interest rates based on management’s assessment of future interest rates, volatility of the yield curve and the Company’s ability to access the capital markets in a timely manner.

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

In 2003, the Company implemented a strategy to hedge a portion of anticipated operating costs and payables associated with the CAD, primarily payroll expenses, rental expenses and other known recurring expenses, on a monthly basis to mitigate a portion of the impact of exchange rate fluctuations. The Company’s expansion of operations in the Philippines has increased the level of currency exposure; however, the exchange rate of the Philippine peso has historically not fluctuated significantly relative to the USD.

For the three and nine months ended September 30, 2004, the Company realized gains (losses) of $59,500 and $(137,800), respectively on the derivative instruments. For both the three and nine months ended September 30, 2003, the Company realized losses of $117,000 on the derivative instruments. As of September 30, 2004, outstanding derivative instruments had a fair value of approximately $492,000 ($330,000, net of tax). The outstanding derivative instruments at September 30, 2004 serve to hedge a portion of anticipated operating costs and payables associated with the CAD from October 2004 through March 2005. The Company does not use derivative financial instruments for speculative or trading purposes

The impact of foreign currencies will continue to present economic challenges for the Company and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies could have had an impact of approximately $1.1 million, without giving consideration to potential hedging efforts, on the Company’s earnings for the nine months ended September 30, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company is currently involved in the Shingleton litigation. For more information on this litigation, please refer to Note 7: Legal Proceedings in the footnotes to the consolidated financial statements contained in this Form 10-Q. The disclosure in Note 6 is incorporated by reference into this Item 1.

Item 6. Exhibits

Exhibits

31.1	–	Chief Executive Officer Certification for Sarbanes-Oxley Section 302 (filed pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))

31.2	–	Chief Financial Official Certification for Sarbanes-Oxley Section 302 (filed pursuant to Rule 13a-14(a) under the Exchange Act)

32.1	–	Chief Executive Officer Certification for Sarbanes-Oxley Section 906 (pursuant to Rule 13a-14(b) under the Exchange Act)

32.2	–	Chief Financial Official Certification for Sarbanes-Oxley Section 906 (pursuant to Rule 13a-14(b) under the Exchange Act)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ICT GROUP, INC.

Date:	November 8, 2004	by:	/s/ John J. Brennan
John J. Brennan
Chairman, President and
Chief Executive Officer

Date:	November 8, 2004	by:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President Corporate Finance,
Chief Financial Officer and Assistant Secretary