Form 10-K
period 2004-12-31
ICT GROUP INC
filed 2005-03-16
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-20807

ICT GROUP, INC.

(Exact name of registrant as specified in its charter.)

Pennsylvania	23-2458937
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Brandywine Boulevard
Newtown, PA	18940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(267) 685-5000

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $40,744,303. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on June 30, 2004. For purposes of this calculation only, the registrant has defined affiliates as consisting solely of all directors and executive officers and beneficial owners of more than ten percent of the common stock of the Company. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2005 was 12,645,600.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders, to be filed no later than April 30, 2005, are incorporated by reference in Part III hereof.

Unless the context indicates otherwise, “ICT,” “the Company,” “we”, “our,” and “us” refer to ICT Group, Inc. and, where appropriate, one or more of its subsidiaries

ICT GROUP, INC.

FORM 10-K ANNUAL REPORT

For Fiscal Year Ended December 31, 2004

-i-

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the appropriateness of our reserves for contingencies, the realizability of our deferred tax assets, our ability to finance our operations and capital requirements into 2006, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and customers, the benefits of certain technologies we have acquired or plan to acquire and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

Some factors that could prevent us from achieving our goal and cause the assumptions underlying the forward-looking statements and our actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following: (i) the competitive nature of the outsourced business services industry and our ability to continue to distinguish our services from other outsourced business services companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) economic, political or other conditions which could alter the desire of businesses to outsource certain sales and service functions and our ability to obtain additional contracts to manage outsourced sales and service functions; (iii) the cost to defend or settle litigation against us or judgments, orders, rulings and other developments in litigation against us; (iv) government regulation of the telemarketing industry, as the Do-Not-Call legislation; (v) our ability to offer value-added services to businesses in its targeted industries and our ability to benefit from our industry specialization strategy; (vi) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (vii) equity market conditions; (viii) technology risks, including our ability to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive, as well as costs to implement these new technologies; (ix) the results of our operations, which depend on numerous factors including, but not limited to, the timing of clients’ teleservices campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by us, our revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the outsourced business services industry and the overall economy, (x) terrorist attacks and their aftermath, (xi) the outbreak of war; and (xii) our capital and financing needs.

All forward-looking statements included in this report are based on information available to us as of the date of this report, and we assume no obligation to update these cautionary statements or any forward looking statements.

PART I

ITEM 1.	BUSINESS

We are a leading global provider of outsourced customer management and business process outsourcing solutions. Our comprehensive, balanced mix of sales, service, marketing and technology solutions includes: customer care/retention, technical support and customer acquisition, cross-selling/upselling as well as market research, database marketing, data capture/collection, e-mail management, collections and other back-office business processing services.

We also offer a comprehensive suite of CRM (Customer Relationship Management) technologies, which are available on a hosted basis, for use by clients at their own in-house facilities, or on a co-sourced basis, in conjunction with ICT Group’s fully integrated, Web-enabled contact centers. These technologies include: automatic call distribution (ACD) voice processing, interactive voice response (IVR) and advanced speech recognition (ASR), Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing, sales force and marketing automation, alert notification and Web self-help, for the delivery of consistent, quality customer care across multiple channels.

Industry Overview:

Outsourced business services have evolved significantly in recent years. Competitive pressures, advancements in technology and an accelerating trend toward outsourcing have resulted in the demand for more complex, interactive and highly customized customer management solutions, using a combination of onshore, near-shore and offshore facilities. Outsourced service providers are now expected to serve more as a business “partner,” offering clients value-added strategies rather than traditional commodity-based customer interaction and sales and service support applications.

Our Approach:

We have distinguished ourselves in the industry by having a balanced growth strategy, vertical industry expertise, customer-centric focus, a comprehensive portfolio of services, and substantial resources and global operations and technology infrastructure to support future expansion. We continue to expand our worldwide network of state-of-the-art operations centers in order to deliver globally integrated, end-to-end customer sales, service, marketing, technology and business services solutions to meet the specific needs of our clients.

With over 20 years’ expertise in outsourced customer management services, ICT Group is well positioned for continued growth in a sizeable and growing market. By leveraging our experienced management team, proven business model, global infrastructure, operating and technology investments, and expertise in target industries, management intends to advance our position as a leading global supplier of integrated customer management and business process outsourcing solutions by:

•	Further Diversifying our Business. Consistent with this strategy, we will continue to expand our presence in non-core vertical industries, such as information technology and government. Additionally, we will focus on expanding our higher-margin, value-added services, helping to differentiate ICT Group from its core competitors, and continue to develop our back-office business process outsourcing capabilities, to include such end-to-end services as claims processing, member enrollment, welcome services and other industry-specific back-office business support services across targeted vertical industries.

•	Growing Services that Leverage Infrastructure. Large multinational companies are looking for a larger complement of services from their external service providers. We successfully launched our IVR services, as evidenced by 11 new IVR contracts being awarded to us in 2004. We also acquired a company in 2004 that provides back-office data capture, document imaging, mail processing and time-sensitive transaction printing and fulfillment services. We plan to grow these services as well as develop or acquire new services to expand opportunities with both existing and prospective clients.

•	Increasing International Presence. We plan to continue expanding our offshore operations in the Philippines. Our offshore services in the Philippines provide a significant cost savings for our clients and will help us continue to attract business from new and existing customers. We currently provide services to customers in the United States, Europe, Mexico, Canada and Australia. We intend to expand our operations in these areas, as well as explore additional geographic markets in Latin and South America, Europe and Asia.

•	Developing Strategic Alliances and Acquisitions. We intend to continue pursuing strategic alliances with, and acquisitions of, domestic and international businesses that provide complementary outsourced business and marketing services. This will enable us to provide a broader mix of services to our clients while minimizing investment considerations.

•	Maintaining Technology Investment. We intend to continue making substantial investments in technology to maintain our IT competitive advantage. We have been an industry leader in the implementation of innovative contact center and CRM technologies resulting in improved operating efficiencies and cost savings for our clients. In 2004, we successfully accomplished our objective of centralizing our contact center technologies in North America into three major hubs, and we are now able to provide additional security and redundancy, regardless of where clients programs are operated. We will continue this focus on leading-edge technology, helping to further streamline clients’ operations and yield improved operating margins and performance.

•

Continuing Commitment to Quality Service. We have consistently emphasized quality service and extensive employee training by investing in quality assurance personnel and procedures. We intend to continue our commitment to providing quality service as well as our quality-focused service process engineering and continuous process development initiatives, as demonstrated by the achievement of our ISO-9001:2000 certification in 2003. This certification replaced the previous designation of ISO 9002, which we had maintained in prior years.

•	Focusing on Targeted Vertical Markets. We will focus on exploiting opportunities in the financial services, healthcare, telecommunications, technology, business and consumer services and government markets. We will pursue opportunities both directly as well as through strategic relationships to develop opportunities in these targeted verticals as well as explore and develop new vertical markets.

Our Services:

Our services are provided through contact centers located across the globe and include customer care/retention, technical support and customer acquisition, cross-selling/up selling as well as market research, database marketing, data capture/collection, e-mail management, collections and other back-office business processing services and CRM technology hosting on behalf of customers operating in our target industries. Recent technological advancements have allowed us to better manage production output at each operations center by routing customer interactions to different centers depending on required skills and capacity. The technology assets may be located at a different physical location or country than the contact center. Accordingly, many of our contact centers are not limited to performing only one of the above-mentioned services. Rather, they can perform a variety of different services for a number of different customers/programs.

We offer the following services to our clients:

Customer Care Services. We provide outsourced customer care support services across a broad range of industries. Depending on client needs, we will assume sole or shared responsibility for the management of a client’s customer care operation – at the client’s facility or at one of our contact centers. As of December 31, 2004, we operated contact centers in Lakeland, Florida, Spokane, Washington, and Colorado Springs, Colorado, and were supported by contact centers located in Canada, Ireland, England, Australia and the Philippines. Our contact center in Nogales, Arizona, provides bilingual English and Spanish services to the Spanish-American marketplace. Our contact centers in Canada provide bilingual English and French services. Our contact centers in Ireland and England provide pan-European, multilingual services supporting the European marketplace.

Technical Support Services. We provide Tier 1 and Tier II technical support services for IT, telecommunications and consumer electronics companies and computer hardware/peripheral manufacturers, supporting both business- and consumer-based customers. Microsoft Certified Service Engineers (MCSEs) and other non-certified technical support and customer service representatives are utilized, depending upon the complexity of the programs/applications. Multilingual support services are also provided as well as troubleshooting and other technical support services.

Telesales. Our telesales business operation provides telesales support activities primarily for clients in the insurance, financial services and telecommunications industries. This unit is supported by contact centers located throughout the United States, Canada, Ireland, England, Australia, Mexico, Barbados and the Philippines. Our contact center in Nogales, Arizona, provides bilingual English and Spanish telesales to the Spanish-American marketplace. Our contact centers in Canada provide bilingual English and French telesales. Our contact centers in Ireland and England provide pan-European, multilingual telesales supporting the European marketplace.

Financial Marketing Services. Through this business organization, we provide vertical industry-specific sales, service and marketing support for retail banking, mortgage and other financial services institutions. As of December 31, 2004, this organization operated dedicated contact centers in Amherst, New York; Wilton, Maine; Morrilton, Arkansas; and Conway, Arkansas, and was supported by contact centers located in Canada and the Philippines.

Medical Marketing Services. Through this business organization, we provide a range of services for the increasingly complex needs of healthcare and pharmaceutical clients. This organization is staffed by dedicated personnel to meet the sophisticated product and customer profiles of specific clients. As of December 31, 2004, this business organization operated dedicated contact centers in Allentown, Pennsylvania, and Langhorne, Pennsylvania.

Marketing Research and Database Marketing Services. This business organization supports other businesses across a range of industries with value-added marketing research, data collection and database marketing services. As of December 31, 2004, this organization operated a dedicated center in Depew, New York, and was supported by centers in Canada and the Philippines.

CRM Technology Services. This business organization provides a comprehensive suite of CRM technologies, including IVR and advanced speech recognition, ACD voice processing, e-mail management and processing, alert notification and other contact management technologies. This organization’s services are available on a hosted basis for use by clients at their own in-house facilities or on a co-sourced basis in conjunction with our fully integrated state-of-the-art customer contact centers.

Target Industries:

Our domestic sales force is organized by specific vertical industries, which enables our sales personnel to develop in-depth industry and product knowledge. Several of the industries that we serve are undergoing deregulation and consolidation, which provides us with additional opportunities as businesses search for cost-effective solutions for their sales, service, marketing and technology-related customer support needs. The industries we target are described below.

Financial Services

We provide retail banks, mortgage companies and other financial services organizations with a wide range of services, including card-holder acquisition, active account generation, account balance transfer, account retention and customer service. Our Financial Marketing Services operation offers banking services, such as marketing and servicing home equity loans, lines of credit, loan-by-phone, checking and deposit account acquisition, mortgage loans and other traditional banking products. Among our financial services clients are GMAC Mortgage, Capital One, Bank of America, Dun & Bradstreet, Washington Mutual, JP Morgan Chase, Citibank, Wells Fargo, Barclays and Lloyds.

Telecommunications

We provide customer service and telesales support for major telecommunications companies, including long distance, cellular and cable products and services, regional telecommunications companies, and companies providing billing support services for telecommunications carriers. Within the telecommunications industry, our clients include, but are not limited to, Aliant, Virgin Mobile USA, Rogers Wireless/AT&T and SBC.

Pharmaceutical and Healthcare Services

Through our Medical Marketing Services business organization, we support pharmaceutical and medical device manufacturers, health insurance companies, and other healthcare-related suppliers, for a variety of sales and customer service applications supporting both healthcare providers (hospitals, physicians, pharmacists and nurses) and healthcare consumers (patients and prospective patients). The services we offer in this market consist of business-to-business, business-to-professional and business-to-consumer, including marketing research, database marketing and customer care support services. Additionally, we provide patient assistance for prescription savings programs, technical/product support for medical device users and member enrollment services for healthcare insurance companies. Clients in this category include, but are not limited to, Pfizer, Johnson and Johnson, Blue Cross/Blue Shield and Abbott.

Computer Technology and Consumer Electronics Products and Services

We provide customer service and telesales support for clients in the computer technology and consumer electronics industries. These applications include, but are not limited to, customer service, first-level customer technical support and customer care/retention. Clients within this vertical industry include, but are not limited to, AOL, VTech and Panasonic.

Additional financial information regarding our geographic areas is presented in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

Technology:

We invest heavily in system and software technologies designed to improve operations center productivity thereby lowering the effective cost per contact made or received, and to improve sales and customer service effectiveness by providing our sales and service representatives with real-time access to customer and product information. We believe we were one of the first fully automated teleservices companies and among the first to implement predictive dialing equipment for outbound telemarketing and market research, to provide collaborative web browsing services and to provide VoIP (Voice over Internet Protocol) capabilities.

Through a global implementation of VoIP, we have established a redundant voice and data network infrastructure that can seamlessly route inbound and outbound voice traffic to our contact centers worldwide.

We utilize a scalable set of UNIX and NT processors to support our outbound and inbound contact center operations. The term scalable in the computer industry generally means that a system or product line is configured to work cost-effectively at both low and high volume. Dedicated UNIX and NT processors are used for inbound contact centers while predictive dialing systems, networked to UNIX and NT processors at our two corporate data centers, are used for outbound contact centers. The predictive dialing systems support call and data management; the UNIX and NT processors provide centralized list management, data consolidation, report generation and interfaces with client order processing systems.

We use software to prepare outbound and inbound scripts, manage, update and reference client data files, collect statistical transaction and performance data and assist in the preparation of internal and client reports. This software includes our proprietary list management system (LMS) as well as Siebel’s Contact Management system. The use of the Siebel software as well as Oracle’s database management system provides a scalable and robust suite of applications to support our client’s business needs. We also use a proprietary interactive voice response (IVR) system that runs on industry standard operating systems and interfaces with our telephony system through Intel’s Dialogic interface cards. This IVR system provides an automated method to handle voice calls and interfaces with Nuance, an industry-leading speech recognition system.

Quality Assurance, Personnel and Training:

We place heavy emphasis on the delivery of quality service on calls made or taken on behalf of our clients. This is accomplished through extensive employee training and development programs, augmented with highly developed quality assurance personnel and solid business practices. Our quality assurance and training departments are responsible for the development, implementation and enforcement of policies and procedures used in operating the contact centers. The selection and training of telephone service representatives, training and professional development of operations center management personnel, monitoring of calls and verification and editing of all sales are performed through our Quality Assurance and Training organizations. Through our Quality Assurance department, headquartered in Belmulet, Ireland, with other offices in Miramichi, Canada, and Langhorne, Pennsylvania, both our internal quality assurance function and our clients are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations are recorded (with the customer’s consent) in order to verify the accuracy and authenticity of transactions. Additionally, we are able to provide our clients with immediate updates on the progress of an ongoing program. Access to this data allows our operations management and our clients to identify potential campaign shortfalls and to immediately modify or enhance the program. Digital recording technology has been installed in all outbound centers in the United States, Canada, Europe, Barbados, the Philippines and Australia. This installation allows the consolidation of all verification activities into geographically centralized locations and effectively creates a “third party” verification center. Verification results are available to our operations management and our client services management by the end of each calling day. Also, each center can access the recordings for review with supervisory staff or the service representative.

We continued our commitment to excellence by piloting digital recording for verification purposes in our inbound centers. As a result of this implementation, digital recording was rolled out to most of our inbound sales programs. As with outbound data, inbound sales data is consolidated into an existing Central Verification Center. Our commitment to providing quality service is further illustrated by our certification with ISO 9001:2000 standards, which are administered by the International Organization for Standardization and represent an international consensus on the essential features of a quality system to ensure the effective operation of a business. With the exception of Mexico and Australia, all domestic and international sales and service focused business units are ISO 9001:2000 compliant. Prior to the Fall of 2003, we had been certified as an ISO 9002 company. The ISO 9001:2000 is the most recent form of the certification and replaced the ISO 9002 certification in 2003. The newest certification focuses on process improvement and customer satisfaction. It mandates that a company has documented processes in place, as well as a means to measure, monitor and validate results, and to implement changes where needed.

Employees:

Management believes that a key driver of our success is the quality of our employees. We tailor our recruiting and training techniques toward the industries we serve. As part of the setup of each client program, service representatives receive a detailed review of each program in which they are to participate along with training regarding the background, structure and philosophy of the client that is sponsoring the program. As is typical in our business, over 94% of our service representatives are part-time employees. As of December 31, 2004, we employed 13,851 people, of which 13,135 were part-time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Clients:

The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Our services are generally based upon per-minute or hourly rates. On occasion, we perform services for which we are paid incentives based on completed sales. The nature of our business is such that we compete with other outsourced service providers as well as the retained in-house contact center operations of our clients. Our customer care clients typically enter into multi-year contractual relationships that may contain provisions for early contract terminations while we operate under month-to-month contractual relationships with our telesales clients.

We target those companies that we believe have the greatest potential to generate recurring revenue to the Company based on their ongoing direct sales and customer service needs. At December 31, 2004, we provided direct sales, market research and customer service to over 150 clients.

In 2004, one customer, Virgin Mobile, accounted for 11% of our revenue, while in 2003 no single customer accounted for 10% or more of our revenue. In 2002, two customers, Capital One and AOL, each accounted for 11% of our revenue.

Competition:

The CRM services industry is very competitive and our principal competition in our primary markets comes from large service organizations, including, but not limited to, Convergys Corporation, SITEL Corporation, Sykes Enterprises, TeleTech Holdings, Inc., APAC TeleService, Inc. and West Corporation. We also compete with numerous independent firms, some of which are as large or larger than we are, as well as the in-house operations of many of our clients or potential clients. In addition, many businesses that are significant consumers of these services utilize more than one service firm at a time and may reallocate work among various firms from time to time. Some of this work is contracted on an individual project basis, with the effect that we and other firms seeking such business are required to compete with each other frequently as individual projects are initiated. Furthermore, we believe there is a trend among businesses toward outsourcing the management of their contact centers to new competitors, some of which may be substantially larger and better capitalized than we are.

Quarterly Results and Seasonality:

We have experienced and expect to continue to experience quarterly variations in our operating results, principally as a result of the timing of client programs (particularly programs with substantial amounts of upfront project setup costs), the commencement and expiration of contracts, the timing and amount of new business we generated, our revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of existing and new business units, competitive industry conditions and litigation costs.

Historically, our business tends to be strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season. The fourth quarter of 2004, however, was impacted by the settlement of the Shingleton litigation. Our fourth quarter results reflect $7,733,000 of expenses related to the settlement of the Shingleton litigation, net of known insurance proceeds of $2,670,000. During the first quarter, our business generally levels off or slows from the previous quarter as a result of reduced client sales and service activity. Historically, we have expanded our operations in the first quarter to support anticipated business growth in the second quarter. In the past, demand for our business typically slowed or decreased in the third quarter as the volume of business decreased during the summer months. In addition, our operating expenses typically increased during the third quarter in anticipation of higher demand during the fourth quarter. However, more recently, we have experienced quarterly fluctuations in the business as a result of other factors, such as the timing of the demand for the particular services we offer in the specific geographic areas we serve, as well as the increasing portion of our business coming from service programs, which generally have less seasonality than sales programs.

Government Regulation:

Both the Federal and state governments regulate telemarketing sales practices. The Federal Telephone Consumer Protection Act of 1991 (the TCPA), enforced by the Federal Communications Commission (the FCC), imposes restrictions on unsolicited telephone calls to residential telephone subscribers. Under the TCPA, it is unlawful to initiate telephone solicitation to residential telephone subscribers before 8:00 A.M or after 9:00 P.M. local time at the subscriber’s location, or to use automated telephone dialing systems or artificial or pre-recorded voices to certain subscribers. Additionally, the TCPA requires telemarketing firms to develop a written policy implementing a “do-not-call” registry, and to train its telemarketing personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award actual damages or minimum statutory damages of $500 for certain violations, which may be trebled for willful or knowing violations. Currently, we train our service representatives to comply with the regulations of the TCPA and program our call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on an applicable do-not-call list.

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

The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the TCFAPA). Under the TCFAPA, the FTC adopted the Telemarketing Sales Rule (TSR), which prohibits deceptive, unfair or abusive practices in telemarketing sales. Generally, the TSR prohibits misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The TSR also regulates the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The TSR also requires that telemarketers maintain records on various aspects of their business. Analogous restrictions apply to industries regulated by the FCC.

The FTC amended the TSR with changes that became effective on March 31, 2003. The changes to the TSR imposed new limits on the use of predictive dialers, the technology that automatically dials a certain number of telephone numbers and routes the connected calls to telephone sales representatives as they become available. Although this technology utilizes complex algorithms in an attempt to ensure that no consumers are contacted without available telephone sales representatives to handle the calls, this situation occasionally occurs, resulting in what is known as an “abandoned” call. The new regulations place limits on the permissible numbers of such abandoned calls, and requires that telemarketers play a recorded message to all consumers who receive such calls. These regulations also create new limitations on the use of credit card account numbers and other consumer information, and require telemarketers to transmit caller identification information to consumers. These regulations also require the transmission of a telephone number and when made available by the telemarketer’s carrier, the name of the telemarketer or seller.

Also in 2003, the Do-Not-Call Implementation Act (the DNC Act) was signed into law. In response to the requirements set forth by the DNC Act, the FCC amended its TCPA Rules. The amended rules became effective on June 26, 2003. The amendments, which were similar to the changes made to the TSR, authorized the creation of a National Do-Not-Call registry, placed a limit on the number of calls abandoned by the predictive dialer and required the transmission of a telephone number to be shown by caller ID.

In response to these changes in the TSR and the TCPA, we appointed a Compliance Manager who is responsible for managing the Compliance Committee that ensures our compliance with the new regulations. The regulations associated with the National Do-Not-Call registry were enforced by the Federal government beginning October 1, 2003.

Most states have enacted statutes similar to the TCFAPA generally prohibiting unfair or deceptive acts and practices. Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses, post bonds or submit sales scripts to the state’s attorney general. Under the more general statutes, depending on the willfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business. Many of the statutes directed specifically at telemarketing practices provide for a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees. We can not assure you that any such laws, if enacted, will not adversely affect or limit our current or future operations.

In addition to the laws regulating telephone sales activities, there are federal and state laws governing consumer privacy, such as the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act. In addition, the USA PATRIOT Act imposes some requirements that affect some of our clients in the financial services sector.

The various industries that we serve are also subject to government regulation. For example, our work on client programs involving the sale of insurance products implicates state licensing and regulatory requirements. In addition, our work on behalf of our pharmaceutical clients requires knowledge of Food and Drug Administration regulations regarding the reporting of adverse events.

Internationally, the various countries outside of the United States in which we have operations generally do not have detailed regulatory frameworks for teleservices activities. Instead, many of these countries have laws and/or regulations regulating consumer privacy and the collection and use of consumer data. The most prominent of these is the European Union’s Data Privacy Directive.

In Canada, the Canadian Radio-Television and Telecommunications Commission enforces a variety of rules affecting the teleservices industry, including regulations on unsolicited communications via automatic dialing and announcing devices. On January 1, 2004, the Personal Information Protection and Electronic Documents Act (“PIPEDA”), a federal law regulating the collection and use of an individual’s personal information, became effective. PIPEDA requires, among other things, the establishment of a privacy policy and procedure and the appointment of a privacy officer. Our legal and compliance groups are currently monitoring provincial legislative activity in this area, as PIPEDA permits individual provinces to enact their own, more stringent privacy laws.

In addition to Federal regulation, activity at the state and Federal level regarding laws that impact the teleservices industry has intensified over the past several years. States have enacted a variety of laws regulating marketing via telephone. Do-not-call lists, restricted hours or days, registration, request to continue solicitation and no rebuttal laws are common in many states. We have developed a system to facilitate compliance with all of these laws. Our Compliance Committee, comprised of members from our Quality Assurance, Operations, Client Services, Legal and IT departments, is responsible for compliance. Our participation on the Direct Marketing Association and the American Telemarketing Associates Legislative Committees helps to enable our timely notification of proposed legislation.

Investor Information:

You can access financial and other information in the Investors section of our website. The address is www.ictgroup.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, we make available through our website, free of charge, copies of our Code of Ethics for Chief Executive Officer and Senior Financial Officers and our Code of Conduct. These documents are also available in print form to any shareholder who requests them. Requests should be directed to the Legal Department of ICT Group, Inc., 100 Brandywine Boulevard, Newtown, PA 18940. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference.

We were incorporated in the Commonwealth of Pennsylvania in 1987. Our executive offices are located at 100 Brandywine Boulevard, Newtown, PA 18940. Our telephone number is (267) 685-5000.

ITEM 2.	PROPERTIES

As of December 31, 2004, our corporate headquarters was located in Newtown, Pennsylvania in leased facilities consisting of approximately 105,000 square feet of office space rented under a lease that expires in 2017. In addition to the corporate headquarters staff, certain other divisional and operations personnel are located in the facility. We also lease all of the facilities used in our operations. The leases for our other facilities expire generally between March 2005 and March 2017 and typically contain renewal options. Management believes that its existing facilities are suitable and adequate for our current operations, but additional facilities will be required to support growth. Management believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

The following table lists the Company’s operating facilities as of December 31, 2004.

Locations

Conway, AR; Morrilton, AR; Nogales, AZ; Colorado Springs, CO;

Lakeland, FL; Louisville, KY; Wilton, ME; Amherst, NY; Depew, NY;

Williamsville, NY; Lancaster, OH; Allentown, PA; Bloomsburg, PA;

Dubois, PA; Langhorne, PA; Lockhaven, PA; Trevose, PA; Chesapeake,

VA; Spokane, WA; Kearneysville, WV; Parkersburg, WV; Westover, WV;

Carbonear, Newfoundland, Canada; Cornerbrook, Newfoundland, Canada;

St. John’s, Newfoundland, Canada; Miramichi, New Brunswick, Canada;

Moncton, New Brunswick, Canada; Riverview, New Brunswick, Canada;

Halifax, Nova Scotia, Canada; New Glasgow, Nova Scotia, Canada;

Sydney, Nova Scotia, Canada; Lindsay, Ontario, Canada; Peterborough,

Ontario, Canada; Woodstock, Ontario, Canada Athlone, Ireland; Dublin,

Ireland; London, U.K.; Sydney, Australia; Bridgetown, Barbados; Mexico

City, Mexico; Manila, Philippines (2)

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

In 1998, William Shingleton filed a class action lawsuit against us in the Circuit Court of Berkeley County, West Virginia (the Court). The lawsuit alleges that we and twelve current and former members of our management had violated the West Virginia Wage Payment and Collection Act (the Wage Act) for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods, production hours worked and improper deductions for the cost of purchasing telephone headsets.

On March 1, 2005, we announced a settlement with the plaintiffs to this litigation. Under the terms of the settlement, ICT, while continuing to dispute the plaintiffs’ allegations and without admitting liability or wrongdoing, agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as potential payments for liquidated damages allowed by West Virginia law of thirty days pay plus interest, which was being sought for all class members regardless of the amount of wages allegedly unpaid.

Because this settlement was a subsequent event that occurred prior to the release of our financial statements and Form 10-K filing and provided additional evidence on a matter that existed at the balance sheet date, we have reflected the financial outcome of this settlement in our consolidated financial statements as of December 31, 2004.

Prior to this settlement, our litigation accrual for this matter had been $4.4 million. With the impact of this settlement considered, our accrual was adjusted to $14.8 million. Our accrual reflects the settlement amounts to be paid by us along with associated payroll taxes. We sought insurance coverage for part of the damages in this litigation under Directors and Officers policies that were in effect with two insurers. One of the insurers agreed to pay $2.67 million toward the settlement and that amount was recorded against litigation costs in our consolidated statement of operations. This amount is recorded as a receivable within prepaid expenses and other assets on our consolidated balance sheet as of December 31, 2004.

We continue to pursue a pending lawsuit against the other insurer, seeking to recover the $5.0 million policy limits and attorneys fees and costs. In that litigation, the Court has issued rulings favorable to us, including rejecting the two primary defenses of that insurer. If we are successful in recovering payments from this insurer, the amounts recovered would be recognized in the period received.

In addition to the Shingleton litigation, we are a co-defendant in 12 putative consumer class action lawsuits filed against Time Warner Inc. or America Online in various state and federal courts during the period from July 2003 to December 2004. No class has been certified in any of these suits. We believe the allegations against us are without merit and we intend to vigorously defend against them, including seeking dismissals and summary judgments, as appropriate. America Online is paying for our defense and has agreed to indemnify us against any costs or damages that we may incur as a result of these lawsuits. All of these suits allege that America Online, a customer of ICT, violated consumer protection laws by charging members for accounts they purportedly did not agree to create and that America Online and ICT violated consumer protection laws in the handling of subscribers’ calls seeking to cancel accounts and obtain refunds of amounts paid for such accounts. America Online contracted with us to answer customer service calls from America Online subscribers in accordance with instructions provided by America Online. America Online employees and other call center contractors also answered customer service calls from subscribers using the same instructions. Nine of the lawsuits that were filed in, or removed to, Federal court have been centralized in the Central District of California for consolidated or coordinated pretrial proceedings pursuant to a February 27, 2004 order of the Judicial Panel on Multidistrict Litigation. The defendants’ Motion to Dismiss these complaints was denied by the court on September 20, 2004. The three remaining lawsuits were filed and remain in state courts.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the National Market segment of The Nasdaq Stock Market under the symbol “ICTG.” The following table sets forth, for the periods indicated, the high and low sales prices as quoted on The Nasdaq National Market.

Period	High	Low
Fiscal 2003:
First Quarter	$14.23	$9.18
Second Quarter	12.70	6.51
Third Quarter	13.37	8.55
Fourth Quarter	14.84	10.71

Fiscal 2004:
First Quarter	$15.10	$10.49
Second Quarter	13.97	9.09
Third Quarter	10.00	6.38
Fourth Quarter	10.27	7.18

As of March 10, 2005, there were 46 holders of record of the Company’s common stock, which excludes shareholders whose shares are held in nominee or “street” name by brokers. On March 10, 2005, the closing sale price of the common stock as reported by The Nasdaq Stock Market was $11.36.

We have never declared or paid any cash dividends on our capital stock. Management currently intends to retain its earnings to finance future growth and working capital needs and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Additionally, our bank agreement limits the payment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$325,529	$298,142	$298,926	$239,324	$198,609

Operating expenses:
Cost of services	194,365	179,679	172,109	133,816	111,545
Selling, general and administrative	123,559	115,273	111,529	91,495	74,826
Litigation costs (1)	10,338	4,693	1,200	450	—
Restructuring charge (reversal) (2)	—	(686)	8,894	—	—

	328,262	298,959	293,732	225,761	186,371

Operating income (loss)	(2,733)	(817)	5,194	13,563	12,238

Interest expense, net	1,594	1,183	828	1,079	1,207

Income (loss) before income taxes	(4,327)	(2,000)	4,366	12,484	11,031

Income tax provision (benefit)	(1,634)	(856)	1,398	4,506	4,302

Net income (loss)	$(2,693)	$(1,144)	$2,968	$7,978	$6,729

Diluted earnings (loss) per share	$(0.21)	$(0.09)	$0.23	$0.63	$0.54

Shares used in computing diluted earnings (loss) per share	12,571	12,483	13,021	12,682	12,454

(1) See note 13 to the consolidated financial statements

(2) See note 12 to the consolidated financial statements

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,419	$12,091	$10,779	$7,375	$7,539
Working capital	48,739	50,000	45,288	38,766	23,277
Total assets	160,576	135,825	130,818	102,586	93,737
Long-term debt, less current maturities	39,000	30,000	19,000	12,000	6,000
Shareholders’ equity	68,948	70,551	68,036	63,660	56,682

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of outsourced customer management and business process outsourcing solutions. Our comprehensive, balanced mix of sales, service, marketing and technology solutions includes: customer care/retention, technical support and customer acquisition, cross-selling/upselling as well as market research, database marketing, data capture/collection, e-mail management, collections and other back-office business processing services. We provide our services through contact centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, Barbados and the Philippines. In total, we have 42 contact centers from which we support domestic and multinational corporations and institutions, primarily in the financial, insurance, healthcare, telecommunications, information technology and consumer electronics industries.

We also offer a comprehensive suite of CRM (Customer Relationship Management) technologies, which are available on a hosted basis, for use by clients at their own in-house facilities, or on a co-sourced basis, in conjunction with our fully integrated, Web-enabled contact centers. These technologies include: automatic call distribution (ACD) voice processing, interactive voice response (IVR) and advanced speech recognition (ASR), Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing, sales force and marketing automation, and alert notification and Web self-help, for the delivery of consistent, quality customer care across multiple channels.

Our customer care/retention clients typically enter into longer-term, contractual relationships that may contain provisions for early contract terminations. We generally operate under month-to-month contractual relationships with our telesales clients. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Our services are generally priced based upon per-minute or hourly rates. On occasion, we perform services for which we are paid incentives based on completed sales. The nature of our business is such that we generally compete with other outsourced service providers as well as the retained in-house call center operations of our customers. This can create pricing pressures and impact the rates we can charge in our contracts.

Revenue is recognized as the services are performed, generally based on hours of work performed; however, certain types of revenue relating to up-front project setup costs must be deferred and recognized over a period of time, typically the length of the customer contract.

Results for 2004 included the following:

•	Increased revenue, which grew 9% compared to 2003 revenue.

•	Significant growth in customer care and other inbound call center services. We were awarded 16 customer support programs in 2004, and growth in our Services revenue was 22%.

•	Continued expansion in our offshore operations, specifically in the Philippines, where we opened our second contact center. In the fourth quarter, our Philippines operations handled 13% of the Company call volume as compared to 3% in the fourth quarter of 2003.

•	Settlement of the Shingleton litigation, which occurred in 2005 but is reflected, in accordance with generally accepted accounting principles, in our operating results for 2004.

Following four quarters of flat revenue (3rd quarter of 2003 through 2nd quarter of 2004), strong growth resumed during the second half of 2004. The flat revenue was caused by the decline in domestic consumer telesales revenue offset by growth in services revenue. As the domestic sales business stabilized, overall corporate revenue growth resumed. We ended 2004 with two quarters of record revenue.

Some of our key achievements in 2004 included:

•	Completion of the deployment of our North American centralized technology infrastructure.

•	Strengthening of our position in key vertical markets, primarily financial services and healthcare.

•	Expansion of our presence in the telecommunications and technology markets and capturing our first government contract.

•	Expansion of the scope of our marketing and technology services with IVR service offerings and introduction of business process outsourcing offerings, primarily back-office data capture capabilities.

We improved our operations in 2004 due to our success in growing our client base, particularly in providing customer care management services in our key vertical markets, which often command higher revenue rates. We were also successful in controlling our direct operating costs for labor and telecommunications. The deployment of our centralized technology infrastructure helped us achieve savings in our telecom costs and increase the utilization of our workstations and software licenses.

On March 1, 2005, we announced a settlement to resolve the Shingleton litigation. Under the terms of the settlement, ICT, without admitting liability or wrongdoing, agreed to pay $14.75 million to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages required by the Wage Act. Our expenses relating to this litigation in 2004 were approximately $10.3 million and includes legal costs incurred in 2004 as well as the additional amounts necessary to increase the settlement amount, offset by insurance proceeds of $2.67 million. See Item 3 of this Annual Report on Form 10-K.

Our future profitability will be impacted by, among other things, our ability to expand our service offerings to existing customers as well as our ability to obtain new customers especially within the vertical markets where we have had the most success, including the financial services industry and healthcare industry. We also need to continue to explore and grow new vertical markets. Our profitability is also impacted by our ability to manage costs and mitigate the effects of foreign currency exchange risk. Our business is very labor-intensive and consequently, in an effort to reduce costs and be as competitive as possible in the marketplace, we have been reallocating some of our services to near-shore and offshore contact centers, which typically have lower labor costs. In 2004, we opened a second contact center in the Philippines. We now have more than 1,200 workstations in the Philippines.

Some of these benefits, however, are offset by the expanded training and associated costs we may incur because of our service mix. Many of our customer care services require more complex and costly training processes and to the extent we cannot bill these amounts to our clients, our profitability will be impacted. In addition to the more complex training, the employees who work on our customer care programs are generally paid a higher hourly rate because of the more complex level of services they are providing.

We believe that our success in 2005 will be largely dependent on our ability to continue capturing new marketing and customer service contracts, maintaining stabilized sales revenue and leveraging the investment we have made in our infrastructure by expanding our business service offerings. We believe that major corporations will continue to leverage the skills of companies like ours and that the services outsourced will continue to expand beyond the contact center services that currently comprise the large majority of our business. We plan to leverage our existing strength in the financial services, insurance and healthcare markets and provide additional business services to our customers in these industries. To capitalize on these opportunities, we will continue to enhance the technologies we use.

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

Our significant accounting policies are described in Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results. Senior management has reviewed these critical accounting policies and estimates with our audit committee.

Revenue Recognition

We recognize revenue as services are performed, generally based on hours of work incurred. Revenue is typically calculated based on contracted hourly rates with customers.

In order to provide our business services solutions, we may incur certain up-front project set-up costs specific to each customer contract. In certain instances, we can bill the customer for these costs; however, because the delivered item (project set-up costs) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent we have billed these costs and there are no customer issues with collection, we will defer the project set-up costs and amortize such amounts as the services are provided over the remaining contract term or until contract termination. The costs incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue. Deferred revenue totaled $4.3 million and $1.7 million as of December 31, 2004 and 2003, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets. The deferred revenue related to up-front project set-up costs was $1.6 million and $161,000 as of December 31, 2004 and 2003, respectively. The deferred cost associated with this revenue is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The deferred costs totaled $1.1 million and $113,000 at December 31, 2004 and 2003, respectively.

We believe our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition of Financial Statements” and Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements With Multiple Deliverables.” The Company adopted EITF Issue 00-21 prospectively for arrangements entered into beginning July 1, 2003. The adoption of EITF Issue 00-21 did not have a material impact on our consolidated financial statements

Allowance for Doubtful Accounts

Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. Management continuously monitors collections and payments from customers and maintains an allowance for uncollectible accounts based upon our historical write-off experience and any specific customer collection issues that have been identified. Other items considered in estimating the allowance for uncollectible accounts include the age of the receivables, the financial status of our customers and general economic conditions. While we believe the reserve estimate to be appropriate, it may be necessary to adjust the allowance for doubtful accounts if actual bad debt expense exceeds the estimated reserve. We are subject to concentration risks as certain of our customers, as well as certain of the industries we support, generate a high percentage of our total revenue and corresponding receivables. Accounts receivables as of December 31, 2004 and 2003 were approximately $64.8 million and $48.4 million, respectively, representing approximately 40% and 36% of total assets, respectively. Given the significance of accounts receivable to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Impairment of Long-Lived Assets

We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of our long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. Some of the more important factors we consider include our financial performance relative to our expected and historical performance, significant changes in the way we manage our operations, negative events that have occurred, and negative industry and economic trends. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the assets, generally determined based on the present value of expected future cash flows associated with the use of the asset. Impairment charges totaling approximately $480,000 were recognized as part of the $8.9 million restructuring charge recorded in the year ended December 31, 2002. For the year ended December 31, 2003, additional impairment charges of $205,000 were recognized. For the year ended December 31, 2004, no impairment charges were incurred. Net property and equipment as of December 31, 2004 and December 31, 2003 totaled $56.3 million and $47.6 million, respectively, representing approximately 35% and 35% of total assets, respectively.

Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are recorded through business combinations. As of December 31, 2004 and 2003, we had $3.3 million and $1.3 million of goodwill and $953,000 and $433,000 of other intangible assets, respectively. An impairment of these assets could have a significant impact on our results of operations. An impairment exists when events have occurred or circumstances exist that would cause the fair value of these assets to fall below their carrying value. Although goodwill is no longer required to be amortized, we are required to perform an annual impairment review of our goodwill. This impairment review is performed in the fourth quarter of each year. The impairment assessment is performed using our historical and projected cash flows. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist that could indicate an impairment of our goodwill. For the years ended December 31, 2004 and 2003, there were no impairment charges taken against goodwill and other intangible assets.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized through future taxable income. A portion of our deferred tax asset relates to net operating loss carryforwards for state tax purposes. We do not believe it is more likely than not that these assets will be realized. Accordingly, a valuation allowance of $1.6 million has been recorded against these assets. At December 31, 2004, some of our non-U.S. subsidiaries had net operating loss carryforwards for tax purposes of approximately $7.6 million that do not expire. These net operating loss carryforwards are reflected in our consolidated financial statements as deferred tax assets of $2.3 million. Based on a detailed analysis performed by management, it was determined that it was more likely than not that we would not be able to realize all of the deferred tax assets associated with these net operating losses. Accordingly we recorded a valuation allowance of $940,000 against these deferred tax assets. Additionally, we have recorded as a deferred tax asset as of December 31, 2004 approximately $1.5 million of federal tax credits. Because we do not believe we will be able to realize all of these credits, we have recorded a valuation allowance of $630,000 against them. Although realization is not assured with our deferred tax assets, management believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. We will continue to evaluate and assess the realizability of all deferred tax assets and adjust valuation allowances, if required in the future.

Restructuring Charges

As of December 31, 2004, we had a remaining accrual of $1.8 million for the amount of estimated costs required to terminate the leases and close the facilities included in the December 2002 restructuring. The original charge of $8.9 million consisted of severance, site closure costs and asset impairments. Certain estimates were made in determining the amount of the charge for site closure costs and asset impairments, but no estimate for sublease income was made, given the market conditions at that time and the inability to find suitable tenants. The amount of the charge will be subject to change over time if a suitable tenant is identified or to the extent we are able to negotiate early lease terminations.

In 2004, the only activity in the accrual were payments of $1.0 million for the ongoing lease obligations and severance payments of $6,000.

Accounting for Contingencies

In the ordinary course of business, we have entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, we could be subject to litigation, claims or assessments arising from any or all of these relationships, or from our relationships with our employees. Management accounts for contingencies such as these in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies.” SFAS No. 5 requires an estimated loss contingency be recorded when information available prior to issuance of a company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS No. 5 and its interpretations further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the range shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued could have a material adverse impact on our operating results for the period in which such actual loss becomes known. As of December 31, 2004, accruals for loss contingencies, excluding estimated legal fees to defend currently pending matters, totaled $14.8 million and are included in accrued litigation costs in the accompanying consolidated balance sheet. The contingency relates to an ongoing lawsuit filed in 1998 by a former employee, William Shingleton.

On March 1, 2005, we announced a settlement with the plaintiffs to this litigation. Under the terms of the settlement, ICT, while continuing to dispute the plaintiffs’ allegations and without admitting liability or wrongdoing, agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as potential payments for liquidated damages allowed by West Virginia law of thirty days pay plus interest, which was being sought for all class members regardless of the amount of wages allegedly unpaid.

Because this settlement was a subsequent event, which occurred prior to the release of our financial statements and Form 10-K filing and provided additional evidence on a matter that existed at the balance sheet date, we have reflected the financial outcome of this settlement in our consolidated financial statements as of December 31, 2004.

Prior to this settlement, our litigation accrual for this matter had been $4.4 million. With the impact of this settlement considered, our accrual was adjusted to $14.8 million. Our accrual reflects the settlement amounts to be paid by ICT and associated payroll taxes.

Results of Operations

The following is a discussion of the major categories set forth in the statement of operations.

(dollars in thousands)	2004	2003	2002	% change 2004 vs. 2003	% change 2003 vs. 2002
Revenue:	$325,529	$298,142	$298,926	9.2%	-0.3%

Services	215,173	176,304	140,806	22.0%	25.2%
Sales	110,356	121,838	158,120	-9.4%	-22.9%

Average Number of Workstations	8,683	8,146	7,426

The $27.4 million increase in revenue for 2004 was primarily due to new client programs for marketing and customer care services. We were awarded 16 new customer support programs in 2004. Our Services revenue continued to grow rapidly in 2004 and increased by $38.9 million from 2003, which more than offset the $11.5 million decrease in Sales revenue. Total revenue per average workstation increased by 2%, reflecting a growing mix of Services revenue, which typically has greater workstation utilization as compared to Sales revenue. Sales revenue has declined for the last two years, however, since the sharp decline in mid 2003 caused by the enactment of Federal legislation, our quarterly Sales revenue has maintained consistent levels.

Although revenue in 2003 declined very slightly from 2002, there was a significant change in the mix of client programs to the extent that the increase in Services revenue of $35.5 million almost fully offset the decline in Sales revenue. Sales revenue declined $36.3 million in 2003, largely due to a slowdown in domestic telemarketing activity resulting from legislation enacted in 2003 by the Federal Communications Commission and the Federal Trade Commission. The increase in Services revenue of $35.5 million reflects the investments we made to take advantage of the growing trend of businesses to outsource their customer care requirements. Revenue per average workstation declined in 2003 from 2002 by approximately 9%, which was partially due to the underutilization of workstations at our contact centers where we run programs that generate Sales revenue.

Additionally, in 2003 we began moving more production to lower priced and lower cost offshore and near-shore locations. As we continue to perform work for our customers in offshore and near-shore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. Changes in foreign exchange rates had a positive impact on total revenue of $5.4 million in 2004 compared to 2003 and was primarily due to changes in the Canadian dollar, the Euro and the British pound sterling. In 2003, changes in foreign exchange rates had a positive impact on total revenue of approximately $7.0 million compared to 2002 and was also primarily due to changes in the Canadian dollar, the Euro and the British pound sterling.

In 2004, one customer, Virgin Mobile, accounted for 11% of our revenue, while in 2003, no single customer accounted for 10% or more of our revenue. In 2002, two customers, Capital One and AOL, each accounted for 11% of our revenue.

(dollars in thousands)	2004	2003	2002	% change 2004 vs. 2003	% change 2003 vs. 2002
Cost of Services:	$194,365	$179,679	$172,109	8.2%	4.4%

Labor costs	137,867	123,991	114,893	11.2%	7.9%
Telecom costs	17,875	18,096	16,458	-1.2%	10.0%
Other direct costs	38,623	37,592	40,758	2.7%	-7.8%

As a Percentage of Revenue
Total Cost of Services	59.7%	60.3%	57.6%

Our cost of services consist primarily of direct labor costs associated with our telephone service representatives (TSRs) and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance cost, other billable labor and support services costs.

In 2004, the increase in cost of services of $14.7 million over 2003 was driven primarily by labor cost increases of $13.9 million. Labor costs are impacted by volume, foreign exchange and changes in hourly rates for TSRs. Our labor cost per production hour in 2004 was $11.03 as compared to $10.91 in 2003, and reflects an overall decrease in wage rates of approximately 3%, offset by the impact of foreign currency. Foreign currency exchange rates had an overall impact of increasing our cost of services by $5.5 million as compared to 2003. Conversely, due to advances made in the technologies we used in providing our services and our ability to obtain better per-minute rates and volume discounts from some of our telephone carriers and typically lower telecom costs in customer care contracts, our telecom cost per production hour decreased 10% to $1.43 in 2004 from $1.59 in 2003. This cost reduction was the primary driver behind the reduction in our cost of services as a percentage of revenue from 60.3% in 2003 to 59.7% in 2004.

In 2003, the increase in cost of services of $7.6 million was primarily due to higher direct labor costs of $9.1 million, partially offset by net decreases in telecommunications costs and other direct costs of $1.5 million. The primary driver behind the increase in direct labor costs was the impact of foreign currency exchange rates, coupled with an increase in production hours in our offshore and near-shore contact centers. Our labor cost per production hour was $10.91 in 2003 as compared to $10.26 in 2002, and is primarily due to an increase in labor rates. Our telecom cost per production hour increased 8% from $1.47 in 2002 to $1.59 in 2003. Overall, foreign currency exchange rates increased our cost of services in 2003 by approximately $7.7 million as compared to 2002. As a percentage of revenue, cost of services increased to 60.3% in 2003 from 57.6% in 2002 and primarily reflects the impact of foreign currency exchange rates.

(dollars in thousands)	2004	2003	2002	% change 2004 vs. 2003	% change 2003 vs. 2002
Selling, General & Administrative Expenses:	$123,559	$115,273	$111,529	7.2%	3.4%

Salaries, benefits and other personnel-related costs	48,774	44,555	45,733	9.5%	-2.6%
Facilities and equipment costs	45,017	41,407	37,657	8.7%	10.0%
Depreciation and amortization	17,822	17,855	15,443	-0.2%	15.6%
Other SG&A costs	11,946	11,456	12,696	4.3%	-9.8%

As a Percentage of Revenue
Total SG&A	38.0%	38.7%	37.3%

Selling, general and administrative expenses (SG&A) are primarily comprised of salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization.

SG&A expenses increased by $8.3 million in 2004 as compared to 2003, primarily as a result of increased facilities costs along with increases in salaries and benefits. Our facilities costs, which consist primarily of rental fees, increased by $3.6 million and are a reflection of our offshore expansion. Part of this expansion included a new contact center we opened in the Philippines in mid 2004. Also contributing to the increase is a full-year of costs relating to our expanded, first contact center in the Philippines as compared to a few months in 2003. Salaries and benefits costs increased primarily due to headcount increases worldwide. Approximately 35% of our SG&A expenses were incurred in foreign locations, which are subject to changes in foreign exchange rates. Foreign exchange rates had the effect of increasing SG&A expenses approximately $3.2 million in 2004 as compared to 2003. As a percentage of revenue, our SG&A expenses declined in 2004 from 2003, primarily as a result of our ability to handle a portion of the increased revenue with our existing infrastructure.

SG&A expenses increased by $3.7 million in 2003 as compared to 2002 as a result of increased workstation capacity and additional infrastructure costs, specifically in our offshore and near-shore contact centers. We were able to reduce some of our facilities expense and equipment rental costs through the restructuring that occurred at the end of 2002. Approximately $3.3 million of the $3.7 million increase in SG&A expenses was due to foreign currency exchange rates. As a percentage of revenue, SG&A expenses were 38.7% for 2003 compared to 37.3% for 2002. This percentage increase is primarily due to the increase in costs at our offshore and near-shore locations that we incurred as part of our expansion efforts.

(dollars in thousands)	2004	2003	2002	% change 2004 vs. 2003	% change 2003 vs. 2002
Litigation Costs:	$10,338	$4,693	$1,200	120.3%	291.1%

In 2004, litigation costs totaled $10.3 million and included $2.6 million associated with litigation defense and the legal action against our insurance carriers, with respect to the Shingleton litigation. We also increased our contingency accrual for this litigation from $4.4 million to $14.8 million. On March 1, 2005, we announced a settlement with the plaintiffs to this litigation. Under the terms of the settlement, ICT, while continuing to dispute the plaintiffs’ allegations and without admitting liability or wrongdoing, agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as potential payments for liquidated damages allowed by West Virginia law of thirty days pay plus interest which was being sought for all class members regardless of the amount of wages allegedly unpaid. Our $14.8 million accrual reflects the settlement amount and related payroll taxes. Partially offsetting these expenses was $2.67 million of responsive insurance proceeds from one of our insurance carriers.

In 2003, litigation costs totaled $4.7 million and included $1.6 million of costs associated with litigation defense. We recorded a $3.1 million charge during 2003, which increased our accrual to $4.4 million as of December 31, 2003. This accrual represented our management’s best estimate at that time of compensatory damages, liquidated damages and other costs, including accrued interest. This additional charge was based on management’s assessment of various rulings that were issued in the Circuit Court of Berkeley County, West Virginia, relative to our case and certain U.S. Supreme Court rulings, which came to our attention.

(dollars in thousands)	2004	2003	2002	% change 2004 vs. 2003	% change 2003 vs. 2002
Restructuring Charge (Reversal):	$—	$(686)	$8,894	-100.0%	-107.7%

There were no restructuring charge adjustments in 2004. Our restructuring accrual as of December 31, 2004 is, $1.8 million and represents ongoing lease payments, which we expect to satisfy through cash flow generated from continuing operations. The only changes to our accrual related to the payment of ongoing lease obligations and the payment of severance.

During 2003, we negotiated lease termination settlements, entered into a sublease agreement and adjusted original estimates for certain facilities that were part of the December 2002 restructuring. We reversed $797,000 of the restructuring accrual in order to appropriately reflect the settlement amounts, sublease amount and the other changes in estimate. During the implementation of the restructuring plan in 2003, we identified additional fixed assets for which management currently had no plan to utilize in other facilities, primarily equipment and furniture. These assets were classified as assets to be disposed of and they were written down to fair value, resulting in an impairment charge of $205,000.

Also during 2003, one individual who was receiving monthly severance as part of the restructuring secured new employment elsewhere, which partially voided his agreement with us. Approximately $94,000 of his remaining severance was reversed in the fourth quarter of 2003. This reversal was also recorded in the restructuring charge line in the accompanying consolidated statements of operations.

(dollars in thousands)	2004	2003	2002	% change 2004 vs. 2003	% change 2003 vs. 2002
Interest Expense, Net:	$1,594	$1,183	$828	34.7%	42.9%

In 2004, the increase in net interest expense over 2003 reflects additional net borrowings against our line of credit, higher interest rates and less investment income. Our additional net borrowings reflect our capital expansion, including the technological advances made with respect to the centralization of our contact center technology. The weighted average interest rate on amounts outstanding under the line of credit was 3.7% in 2004 as compared to 3.1% in 2003.

In 2003, the increase in net interest expense over 2002 was the result of increased average daily outstanding balances under the line of credit during 2003 as compared to 2002, partially offset by lower average interest rates on those borrowings, and less investment income. The weighted average interest rate on amounts outstanding under the line of credit was 3.1% in 2003 as compared to 3.4% in 2002.

(dollars in thousands)	2004	2003	2002	% change 2004 vs. 2003	% change 2003 vs. 2002
Income Tax Provision (Benefit):	$(1,634)	$(856)	$1,398	90.9%	-161.2%

Our recorded benefit for income taxes increased by $778,000 in 2004, reflecting the higher loss before income taxes. The effective rate for the years ended December 31, 2004, 2003 and 2002 was 38%, 43% and 32%, respectively. Our income tax provision in 2004 also reflects a valuation allowance of $940,000, recorded against a portion of the net operating loss carryforwards of our subsidiary in Australia, the tax impact of the Shingleton settlement, as well as work opportunity tax credits and research and development credits of $1.1 million. The effective rate benefit in 2003 was impacted by higher losses in the United States due to the additional litigation charge recorded during 2003 as well as $420,000 of work opportunity tax credits that we earned.

Quarterly Results and Seasonality

We have experienced and expect to continue to experience quarterly variations in our operating results, principally as a result of the timing of client programs (particularly programs with substantial amounts of upfront project setup costs), the commencement and expiration of contracts, the timing and amount of new business we generated, our revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of existing and new business units, competitive industry conditions and litigation costs.

Historically, our business tends to be strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season. The fourth quarter of 2004, however, was impacted by the settlement of the Shingleton litigation. Our fourth quarter results reflect $7,733,000 of expenses related to the settlement of the Shingleton litigation, net of known insurance proceeds of $2,670,000. During the first quarter, our business generally levels off or slows from the previous quarter as a result of reduced client sales and service activity. Historically, we have expanded our operations in the first quarter to support anticipated business growth in the second quarter. In the past, demand for our business typically slowed or decreased in the third quarter as the volume of business decreased during the summer months. In addition, our operating expenses typically increased during the third quarter in anticipation of higher demand during the fourth quarter. However, more recently, we have experienced quarterly fluctuations in the business as a result of other factors, such as the timing of the demand for the particular services we offer in the specific geographic areas we serve, as well as the increasing portion of our business coming from service programs, which generally have less seasonality than sales programs.

Liquidity and Capital Resources

At December 31, 2004, we had $11.4 million of cash, cash equivalents and short-term marketable securities as compared to $17.6 million at December 31, 2003. The short-term marketable securities are not considered cash equivalents because of their stated maturities; however, we do consider them to be liquid because of our ability to buy and sell the securities in secondary markets.

We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our revolving credit facility (the Credit Facility.) The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility, costs of operations, litigation defense and business combinations.

Cash From Operations

Cash provided by operations in 2004, 2003 and 2002 was $13.1 million, $15.2 million and $22.9 million, respectively.

Cash from operations in 2004 was generated by a net loss of $2.7 million, which was offset by non-cash expenses of $18.4 million, primarily depreciation and amortization, and increased litigation accruals of $10.4 million. The additional litigation accrual is associated with the Shingleton settlement. Changes in working capital, exclusive of the increased litigation accrual, accounted for a $13.0 million decrease in cash flow from operations and was driven primarily by an increase in accounts receivable. Our accounts receivable increased because of the significant growth in revenue in the fourth quarter of 2004. Much of the cash associated with these fourth quarter receivables was collected in January and February of 2005.

Cash from operations in 2003 was generated by a net loss of $1.1 million, offset by non-cash expenses of $17.0 million, primarily depreciation and amortization. Net working capital changes reduced cash flow from operations by $612,000. The reduction in working capital changes was primarily due to $4.6 million of restructuring payments made in 2003, partially offset by increased collections of accounts receivable.

Cash from operations in 2002 was generated primarily through net income of $3.0 million along with a $13.9 million benefit from non-cash expenses, primarily depreciation and amortization. Net income in 2002 reflected the $8.9 million restructuring charge; however, there were no restructuring payments made until 2003. These items were partially offset by declines in working capital of $2.9 million.

Credit Facility

In 2004, 2003 and 2002, we had net borrowings of $9.0 million, $7.0 million and $7.0 million, respectively. The primary use of these borrowings was to fund a portion of our capital expenditures each year. Additionally, in 2004, borrowings under our Credit Facility were used to pay a portion of the purchase price for the acquisition of DPS Data Group LLC (DPS). We paid approximately $1.4 million, $961,000 and $774,000 of interest expense against amounts outstanding for each of those years.

In December 2003, we renewed the Credit Facility, which now expires in December 2006. The commitment includes sub-limits for both foreign denominated loans and letters of credit. The agreement has two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime, plus a spread ranging from 0% to 0.75% or a Eurocurrency rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%, depending on our ratio of funded debt to EBITDA (net income before interest expense, interest income, income taxes, depreciation and amortization). We are required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified levels of consolidated leverage, consolidated fixed charges, and minimum net worth. As a result of the new credit facility, we paid $486,000 of issuance costs in 2003 that, for accounting purposes, were deferred and are being amortized over the three-year term of the agreement. The unamortized issuance costs associated with the original credit facility were $142,000 and are also being amortized over the new three-year term.

On July 14, 2004, we signed an amendment to the Credit Facility. The purpose of the amendment was to increase the aggregate commitment to $100.0 million through the addition of a new participating lender.

We are in compliance with all of the covenants under the Credit Facility as of December 31, 2004.

On January 31, 2005, we amended the Credit Facility to revise the definition of “Consolidated EBITDA” such that any non-cash accruals and cash payments made by the Company during 2005, not exceeding $15.0 million in the aggregate, relating to or in settlement of the Shingleton class action litigation (see Note 13), shall be added back to Consolidated Net Income (as defined in the Credit Agreement) for the purpose of calculating Consolidated EBITDA under the Credit Agreement. This amendment will allow us to remain in compliance with its covenants upon payment of the Shingleton settlement.

Litigation

We have spent significant resources defending the Company in the current class action and related litigation. Our associated legal costs in 2004, 2003 and 2002, were approximately $2.6 million, $1.6 million and $1.2 million, respectively.

On March 1, 2005, we announced a settlement with the plaintiffs to this litigation. Under the terms of the settlement, ICT, while continuing to dispute the plaintiffs’ allegations and without admitting liability or wrongdoing, agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law of thirty days pay plus interest, which was being sought for all class members regardless of the amount of wages allegedly unpaid.

Because this settlement was a subsequent event that occurred prior to the release of our financial statements and Form 10-K filing and provided additional evidence on a matter that existed at the balance sheet date, we have reflected the financial outcome of this settlement in our consolidated financial statements as of December 31, 2004. Our accrual at December 31, 2004 is now $14.8 million. We expect to fund this settlement partially with cash-on-hand and partially with borrowings under our Credit Facility. We have made arrangements with our lenders that would allow us to satisfy the settlement completely with additional borrowings; however, we do not anticipate that will be necessary.

Our accrual reflects the settlement amounts to be paid by us along with associated payroll taxes. We sought insurance coverage for part of the damages in this litigation under Directors and Officers policies that were in effect with two insurers. One of the insurers agreed to pay $2.67 million toward the settlement and that amount was recorded against litigation costs in our consolidated statement of operations. This amount is recorded as a receivable within prepaid expenses and other assets on our consolidated balance sheet as of December 31, 2004.

We continue to pursue a pending lawsuit against the other insurer, seeking to recover the $5.0 million policy limits and attorneys fees and costs. In that litigation, the Court has issued rulings favorable to us, including rejecting the two primary defenses of that insurer. If we are successful in recovering payments from this insurer, the amounts recovered would be recognized in the period received.

Capital Expenditures and Business Combinations

In 2004, we spent $25.1 million on capital expenditures as compared to $19.0 million and $24.2 million in 2003 and 2002, respectively. For each year, these amounts represented the vast majority of our investing activities. In 2004, we added a net total of 941 workstations at our contact centers in the U.S. and abroad. In 2004, 981 new workstations were established in the Philippines, where we opened our second contact center.

In 2003, we spent $5.1 million less on capital expenditures than we spent in 2002. Our spending was curtailed in 2003 as we completed our restructuring that was begun in 2002. In 2003, a net total of 46 workstations were added across our contact centers, compared to a net 1,683 workstations added in 2002. This reflects the elimination of 937 workstations during 2003, primarily through the restructuring that occurred at the end of 2002.

There were 9,264 workstations in operation at December 31, 2004 compared to 8,323 workstations at December 31, 2003 and 8,277 at December 31, 2002.

In addition to capital expenditures, we spent $3.0 million, $671,000 and $1.6 million in 2004, 2003 and 2002, respectively on business combinations. In April 2004, we acquired the assets of DPS Data Group LLC (DPS) for $3.0 million. This amount included approximately $111,000 of direct costs incurred for the transaction. Amounts paid in 2003 were related to additional amounts we paid for the assets of Grupo Teleinter, S.A. de C.V., a contact center in Mexico City, which was acquired in 2002 for $1.6 million. The amounts paid in 2003 were accounted for as additional goodwill.

In connection with the acquisition of DPS, we agreed to pay the shareholders of DPS additional consideration based on the achievement of specific financial goals for 2004. These goals were not achieved and therefore no additional amounts will be paid out under this agreement.

Our operations will continue to require significant capital expenditures to support the growth of our business. Historically, equipment purchases have been financed through cash generated from operations, the Credit Facility, our ability to acquire equipment through operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. We believe that cash-on-hand, together with cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under our Credit Facility will be sufficient to finance our current operations and planned capital expenditures at least into 2006.

Commitments and Obligations

As of December 31, 2004, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from continuing operations. We would also consider accessing capital markets to meet our needs, although we can make no assurances that this type of financing would be available when we might need it. The tables noted below present a summary of these obligations and commitments:

Contractual Obligations:

(in thousands)

	Payments Due By Period
Description	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating leases (1)	$108,470	$23,222	$28,032	$12,647	$44,569
Telephone contract commitments	7,790	4,655	3,135	—	—
Credit Facility (2)	39,000	—	39,000	—	—

Total contractual obligations	$155,260	$27,877	$70,167	$12,647	$44,569

(1)	Includes facility and equipment operating leases, some of which call for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

(2)	At December 31, 2004, $39,000,000 of borrowings were outstanding under the Credit Facility and were classified as long-term. The amount of the unused Credit Facility at December 31, 2004 was $61,000,000. For additional information, see Note 8 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Our table of contractual obligations excludes purchase orders for merchandise and supplies in the normal course of business that are expected to be liquidated within 12 months.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statements of Cash Flows.” SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25, and will require instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123R is effective for periods beginning after June 15, 2005.

Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. We have not yet determined the method of adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks primarily as a result of changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. To meet disclosure requirements, we perform a sensitivity analysis to determine the effects that market risk exposures may have on our debt and other financial instruments. Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that would be incurred under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our Credit Facility. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair market value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1.0% change (100 basis points) in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $402,000 and $282,000 in 2004 and 2003, respectively. The rate on the $39.0 million of outstanding borrowings at December 31, 2004 approximated market rates; thus, the fair value of the debt approximates its reported value. In the past, management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider these instruments to manage the impact of changes in interest rates based on management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

Foreign Currency Risk

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the foreign entities’ statements of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results.

Our most significant foreign currency exposures occur when revenue is generated in one foreign currency and corresponding expenses are generated in another foreign currency. Our most significant exposure has been with our Canadian operations, where revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). When the value of the CAD increases against the USD, CAD denominated expenses increase and operating margins are negatively impacted. Partially offsetting this exposure is indigenous Canadian business and associated profitability where USD profits will be higher in a period of a strong CAD.

In 2003, management implemented a strategy to hedge a portion of anticipated operating costs and payables associated with the CAD, primarily payroll expenses, rental expenses and other known recurring expenses, on a monthly basis to mitigate the impact of exchange rate fluctuations. The expansion of operations in the Philippines has increased the level of currency exposure in that operation; however, the exchange rate of the Philippine peso against the USD has historically not fluctuated significantly.

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies could have had an impact of approximately $1.2 million and $775,000 on our annual earnings in 2004 and 2003, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements being filed under this Item 8 can be found beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and can be found on page F-2.

(c) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

See applicable disclosure in our Current Report on Form 8-K filed March 15, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is incorporated by reference from our definitive proxy statement in connection with our 2005 Annual Meeting of Shareholders to be filed no later than April 30, 2005 (the Proxy Statement).

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference from the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated herein by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for those situations where the exhibit number was the same as set forth below.

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

10.20	Lease Agreement between Brandywine Operating Partnership, L.P., dated January 23, 2001 (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.22	Amendment to Employment Agreement between Dean Kilpatrick and the Company, January 2, 2002 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.24	Employment Agreement between Robert Mannarino and the Company, dated June 18, 2001 (Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 21, 2001)+

10.25	Employment Agreement between John J. Brennan and the Company, dated August 1, 2002 (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2002)+

10.26	Employment Agreement between John L. Magee and the Company, dated August 1, 2002 (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.27	Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated October 1, 2002 (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.28	Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated October 1, 2002 (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.29	Amendment to Employment Agreement between Pam Goyke and the Company, dated October 1, 2002 (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.30	Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated October 1, 2002 (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.31	Employment Agreement between John Campbell and the Company, dated March 1, 2003 (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.32	Amendment to Employment Agreement between Timothy F. Kowalski and the Company, dated March 17, 2003 (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.33	Employment Agreement between Jeffrey Moore and the Company, dated November 7, 2003 (Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)+

10.34	Employment Agreement between Donald T. McCormick and the Company, dated December 1, 1999 (Filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)+

10.35	Employment Agreement between James Shannon and the Company, dated September 15, 2002 (Filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)+

10.36	ICT Group, Inc. Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2005)

10.37	Description of Compensation of Non-Employee Directors (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.38	Employment Agreement between Janice A. Jones and the Company dated January 2, 2002, as amended on September 1, 2002 (Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

21	List of Subsidiaries *

23	Consent of KPMG LLP *

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

+	Compensation plans and arrangements for executives and others.

*	Filed herewith.

Financial Statements and Financial Statement Schedules

See Index to Consolidated Financial Statements and Financial Statement Schedule at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICT GROUP, INC.
(Registrant)

Dated: March 15, 2005

	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ John J. Brennan	Chairman, President and Chief	March 15, 2005
	John J. Brennan	Executive Officer and Director
(principal executive officer)

By:	/s/ Vincent A. Paccapaniccia	Executive Vice President, Corporate Finance	March 15, 2005
	Vincent A. Paccapaniccia	and Chief Financial Officer (principal financial
and accounting officer)

By:	/s/ Donald P. Brennan	Vice-Chairman	March 15, 2005
Donald P. Brennan

By:	/s/ Bernard Somers	Director	March 15, 2005
Bernard Somers

By:	/s/ John Stoops	Director	March 15, 2005
John Stoops

By:	/s/ Seth Lehr	Director	March 15, 2005
Seth Lehr

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (Filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

9.1	Amended and Restated Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated October 16, 2000 (Filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.1	ICT Group, Inc. 1987 Stock Option Plan (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.2	Amendment 1996-1 to the ICT Group, Inc. 1987 Stock Option Plan (Filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.3	ICT Group, Inc. Equity Incentive Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.4	ICT Group, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.5	ICT Group, Inc. 1996 Non-Employee Directors Plan (Filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.6	ICT Group, Inc. Non-Qualified Deferred Compensation Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.7	Form of Voting Agreement between the Company and certain option holders (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))

10.8	Amended and Restated Shareholders Agreement among John J. Brennan, Donald P. Brennan, the Company and certain family trusts, dated October 16, 2000 (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.9	Employment Agreement between John J. Brennan and the Company, dated May 8, 1996 (Filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.10	Employment Agreement between John L. Magee and the Company, dated April 1, 1987 (Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.11	Employment Agreement between John D. Campbell and the Company, dated October 1, 1987 (Filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.12	Employment Agreement between Vincent A. Paccapaniccia and the Company, dated August 24, 1998 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)+

10.13	Employment Agreement between Timothy F. Kowalski and the Company, dated July 7, 1997 (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.14	Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated January 2, 2002 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.15	Employment Agreement between Vincent M. Dadamo and the Company, dated May 29, 1999 (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.16	Employment Agreement between Pam Goyke and the Company, dated September 11, 2000 (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)+

10.17	Employment Agreement between Dean Kilpatrick and the Company, dated May 5, 1995 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)+

10.18	Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated January 2, 2002 (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.19	Amended and Restated Credit Agreement, dated as of December 2, 2003, among the Registrant, certain subsidiaries of the Registrant named therein as guarantors, the lenders named therein, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 5, 2003)

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

10.20	Lease Agreement between Brandywine Operating Partnership, L.P., dated January 23, 2001 (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.22	Amendment to Employment Agreement between Dean Kilpatrick and the Company, January 2, 2002 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.24	Employment Agreement between Robert Mannarino and the Company, dated June 18, 2001 (Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 21, 2001)+

10.25	Employment Agreement between John J. Brennan and the Company, dated August 1, 2002 (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2002)+

10.26	Employment Agreement between John L. Magee and the Company, dated August 1, 2002 (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.27	Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated October 1, 2002 (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.28	Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated October 1, 2002 (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.29	Amendment to Employment Agreement between Pam Goyke and the Company, dated October 1, 2002 (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.30	Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated October 1, 2002 (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.31	Employment Agreement between John Campbell and the Company, dated March 1, 2003 (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.32	Amendment to Employment Agreement between Timothy F. Kowalski and the Company, dated March 17, 2003 (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.33	Employment Agreement between Jeffrey Moore and the Company, dated November 7, 2003 (Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.34	Employment Agreement between Donald T. McCormick and the Company, dated December 1, 1999 (Filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)+

10.35	Employment Agreement between James Shannon and the Company, dated September 15, 2002 (Filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)+

10.36	ICT Group, Inc. Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2005)

10.37	Description of Compensation of Non-Employee Directors (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.38	Employment Agreement between Janice A. Jones and the Company dated January 2, 2002, as amended on September 1, 2002 (Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

21	List of Subsidiaries *

23	Consent of KPMG LLP *

31.1	Chief Executive Officer’s Rule 13a – 14(a)/15d – 14 (a) Certification *

31.2	Chief Financial Officer’s Rule 13a – 14(a)/15d – 14 (a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Official’s Section 1350 Certification *

+	Compensation plans and arrangements for executives and others.

*	Filed herewith.

ICT GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Management’s Report on Internal Control over Financial Reporting

Management of ICT Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

The Company’s independent auditors, KPMG LLP, have audited management’s assessment of the Company’s internal control over financial reporting. Their opinion on management’s assessment and their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements appear on the following pages in this annual report on Form 10-K: F-3 and F-4.

/s/ John J. Brennan
John J. Brennan
Chairman, President and Chief Executive Officer

/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President, Corporate Finance and Chief Financial Officer

March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ICT Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that ICT Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ICT Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ICT Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ICT Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ICT Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedule, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP

Philadelphia, Pennsylvania

March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ICT Group, Inc.:

We have audited the accompanying consolidated balance sheets of ICT Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICT Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ICT Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania

March 15, 2005

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,419	$12,091
Marketable securities	—	5,500
Accounts receivable, net of allowance for doubtful accounts of $439 and $337	64,848	48,409
Prepaid expenses and other	14,332	11,988
Deferred income taxes	7,410	4,531

Total current assets	98,009	82,519

PROPERTY AND EQUIPMENT, NET	56,298	47,612
DEFERRED INCOME TAXES	—	2,196
OTHER ASSETS	6,269	3,498

	$160,576	$135,825

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,853	$13,265
Accrued expenses	16,399	14,008
Income taxes payable	1,215	846
Accrued litigation	14,803	4,400

Total current liabilities	49,270	32,519

LINE OF CREDIT	39,000	30,000
OTHER LIABILITIES	2,259	2,755
DEFERRED INCOME TAXES	1,099	—

COMMITMENTS AND CONTINGENCIES (NOTE 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 12,646 and 12,483 shares issued and outstanding	127	125
Additional paid-in capital	51,756	51,485
Retained earnings	15,391	18,084
Accumulated other comprehensive income	1,674	857

Total shareholders’ equity	68,948	70,551

	$160,576	$135,825

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2004	2003	2002
REVENUE	$325,529	$298,142	$298,926

OPERATING EXPENSES:
Cost of services	194,365	179,679	172,109
Selling, general and administrative	123,559	115,273	111,529
Litigation costs	10,338	4,693	1,200
Restructuring charge (reversal)	—	(686)	8,894

	328,262	298,959	293,732

Operating income (loss)	(2,733)	(817)	5,194

INTEREST EXPENSE	(1,729)	(1,293)	(1,035)

INTEREST INCOME	135	110	207

Income (loss) before income taxes	(4,327)	(2,000)	4,366

INCOME TAX PROVISION (BENEFIT)	(1,634)	(856)	1,398

NET INCOME (LOSS)	$(2,693)	$(1,144)	$2,968

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.21)	$(0.09)	$0.24

Diluted earnings (loss) per share	$(0.21)	$(0.09)	$0.23

Shares used in computing basic earnings (loss) per share	12,571	12,483	12,316

Shares used in computing diluted earnings (loss) per share	12,571	12,483	13,021

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2002	12,233	$122	$50,331	$16,260	$(3,053)	$63,660
Exercise of stock options and related income tax benefit	161	2	946	—	—	948
Comprehensive income:
Net income	—	—	—	2,968	—	2,968
Currency translation adjustment	—	—	—	—	460	460

Total comprehensive income						3,428

BALANCE, DECEMBER 31, 2002	12,394	124	51,277	19,228	(2,593)	68,036
Exercise of stock options and related income tax benefit	89	1	208	—	—	209
Comprehensive income:
Net loss	—	—	—	(1,144)	—	(1,144)
Currency translation adjustment	—	—	—	—	3,442	3,442
Unrealized gain on derivative instruments, net of tax	—	—	—	—	8	8

Total comprehensive income						2,306

BALANCE, DECEMBER 31, 2003	12,483	125	51,485	18,084	857	70,551
Exercise of stock options and related income tax benefit	163	2	271	—	—	273
Comprehensive income:
Net loss	—	—	—	(2,693)	—	(2,693)
Currency translation adjustment	—	—	—	—	538	538
Unrealized gain on derivative instruments, net of tax	—	—	—	—	279	279

Total comprehensive loss						(1,876)

BALANCE, DECEMBER 31, 2004	12,646	$127	$51,756	$15,391	$1,674	$68,948

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,693)	$(1,144)	$2,968
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,822	17,855	15,443
Tax benefit of stock option exercises	169	49	423
Deferred income tax expense (benefit)	181	(1,491)	(2,791)
Asset impairment	—	280	573
Amortization of deferred financing costs	209	300	255
(Increase) decrease in:
Accounts receivable	(15,327)	8,125	(5,511)
Prepaid expenses and other	(2,076)	(3,047)	(3,980)
Other assets	(455)	8	(807)
Increase (decrease) in:
Accounts payable	3,274	(2,695)	5,496
Accrued expenses and other liabilities	1,172	(4,572)	10,914
Income taxes payable	375	(1,481)	(1,241)
Accrued litigation	10,403	3,050	1,200

Net cash provided by operating activities	13,054	15,237	22,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of marketable securities	5,500	—	—
Purchases of property and equipment	(25,135)	(19,046)	(24,178)
Business acquisitions	(3,011)	(671)	(1,579)

Net cash used in investing activities	(22,646)	(19,717)	(25,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	45,000	19,000	18,000
Payments on line of credit	(36,000)	(12,000)	(11,000)
Debt issuance costs incurred	—	(571)	—
Proceeds from exercise of stock options	339	160	525

Net cash provided by financing activities	9,339	6,589	7,525

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(419)	(797)	(1,306)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(672)	1,312	3,404
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,091	10,779	7,375

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,419	$12,091	$10,779

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND:

ICT Group, Inc. (incorporated in the Commonwealth of Pennsylvania in 1987) and subsidiaries (the Company) is a leading global provider of outsourced business services solutions. We provide a comprehensive mix of sales, service, marketing and business services outsourcing solutions. We manage customer operations centers in the U.S., Europe, Canada, Australia, Mexico, Barbados and the Philippines from which we support domestic and multinational corporations and institutions, primarily in the financial, insurance, telecommunications, healthcare, information technology, media and energy services industries. Unless the context indicates otherwise, “ICT,” “the Company,” “we”, “our,” and “us” refer to ICT Group, Inc. and, where appropriate, one or more of its subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of ICT Group, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation,” all assets and liabilities of our foreign subsidiaries are translated at the period-end currency exchange rate and revenue and expenses are translated at an average currency exchange rate for the period. The resulting translation adjustment is accumulated in a separate component of shareholders’ equity.

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

Revenue Recognition

We recognize revenue as services are performed, generally based on hours of work incurred. Revenue is typically calculated based on contracted hourly rates with customers.

In order to provide our business services solutions, we may incur certain up-front project set-up costs specific to each customer contract. In certain instances, we can bill the customer for these costs; however, because the delivered item (project set-up costs) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent we have billed these costs and there are no customer issues with collection, we will defer the project set-up costs and amortize such amounts as the services are provided over the remaining contract term or until contract termination. The costs incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue. Deferred revenue totaled $4,295,000 and $1,660,000 as of December 31, 2004 and 2003, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets. The deferred revenue related to up-front project set-up costs was $1,634,000 and $161,000 as of December 31, 2004 and 2003, respectively. The deferred cost associated with this revenue is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The deferred costs totaled $1,144,000 and $113,000 at December 31, 2004 and 2003, respectively.

We believe our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition of Financial Statements” and Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements With

Multiple Deliverables.” The Company adopted EITF Issue 00-21 prospectively for arrangements entered into beginning July 1, 2003. The adoption of EITF Issue 00-21 did not have a material impact on our consolidated financial statements.

Grant Income

We earn income from government grants, primarily in Ireland and Canada. We recognize the grant income as we incur the related costs for which the grant is intended to compensate. Grant income is recorded as a reduction of the related expense in the consolidated statement of operations. If we have already incurred the costs, then we recognize grant income during the period in which the grant becomes a receivable or is collected. If there are additional conditions attached to the grant, we evaluate the conditions and only record income if there is reasonable assurance that we will comply with the conditions. Many of our grants have conditions relating to the maintenance of specified levels of employees, with which we have the intent and ability to comply. To the extent we are not able to remain in compliance with the terms of certain of the grants, we may have to refund a portion of the grant. To date, no such amounts have been required to be refunded.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with a maturity of three months or less. Cash equivalents at December 31, 2004 and 2003 consist of an overnight repurchase agreement, money market accounts and investment-grade commercial paper.

Marketable Securities

We maintain certain investments in marketable securities and classify them as available-for-sale. Available for sale securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), net of the related tax effect, if any. Any declines in the fair value of the securities that are considered “other than temporary” are recognized currently in the statement of operations as an impairment of the security. Subsequent recoveries in the fair value, if any, are not recognized in the statement of operations, but as a component of accumulated other comprehensive income (loss), as indicated above. The following is a summary of our available-for-sale securities at December 31, 2003. During the fourth quarter of 2004, we sold our portfolio of auction rate securities and had no such investments at December 31, 2004. There was no gain or loss on the sale.

(in thousands)	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value
As of December 31, 2003
Auction rate securities	$5,500	$—	$5,500

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our management’s best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and any specific customer collection issues that have been identified. We review our allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the applicable assets using the straight-line method. The lives used are as follows:

Communications and computer equipment	3-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life

Depreciation and amortization expense relating to property and equipment was $17,519,000, $17,663,000 and $15,443,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized and amortized over their estimated useful lives.

Under the provisions of American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize the costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized funding for the project, and it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) direct payroll and payroll-related costs relating to the time spent by employees on each internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We capitalized $1,654,000, $1,203,000 and $1,415,000 of costs during 2004, 2003 and 2002, respectively, which have been included in communications and computer equipment. These costs are amortized on a project-by-project basis over an estimated useful life, typically three years, beginning when the software is placed into operations and is ready for its intended purpose. At December 31, 2004, there was approximately $260,000 of capitalized costs associated with projects that are still in progress, and therefore have not yet begun to be amortized.

Goodwill and Other Intangibles

Goodwill and other intangible assets are recorded through business combinations. An impairment of these assets could have a significant impact on our results of operations. An impairment exists when events have occurred or circumstances exist that would cause the fair value of these assets to fall below their carrying value. Although goodwill is no longer required to be amortized, we are required to perform an annual impairment review of our goodwill. This impairment review is performed in the fourth quarter of each year. The impairment assessment is performed using projected cash flows of the Company. As of January 1, 2004, management determined that we have one reporting unit for purposes of applying SFAS No. 142, “Goodwill and Other Intangible Assets,” based on our current reporting structure. We performed our impairment test as of December 31, 2004 and determined that goodwill was not impaired. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist which could indicate an impairment of our goodwill. For the years ended December 31, 2004, 2003 and 2002, there were no impairment charges taken against goodwill. Other intangible assets are evaluated under the provision of SFAS No. 144, as discussed above. There were no impairment charges taken against other intangibles for the years ended December 31, 2004, 2003 and 2002.

Impairment of Long-Lived Assets

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and intangible assets, are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to measure recoverability. If impairment is indicated, measurement of the impairment is based on the difference between the carrying value and fair value of the assets, generally determined based on the present value of expected future cash flows associated with the use of the asset. We adopted SFAS No. 144 on January 1, 2003. The adoption did not have a material impact on our consolidated financial statements. Prior to the adoption of SFAS No. 144, we accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

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

Derivative Instruments

Derivative instruments are recorded at fair value on the consolidated balance sheet. We account for these derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Our derivatives are designated as cash flow hedges (see Note 17); therefore, to the extent the Company’s derivatives qualify for accounting as a hedging instrument, changes in fair value are recorded through accumulated other comprehensive income until settlement of the instrument, at which time gains and/or losses are realized.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and a line of credit. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values due to the short-term nature of those instruments. The interest rate on our outstanding borrowings under our line of credit at December 31, 2004 approximated market rates; thus, the fair value of the debt approximates its reported value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We perform periodic evaluations of the relative credit standing of the financial institutions with which we do business. We maintain cash accounts that at times may exceed federally insured limits; however, we have not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that we are not exposed to any significant risks on its cash accounts. Accounts receivable are subject to the financial condition of our customers. We periodically evaluate the financial condition of our customers and generally do not require collateral. Our allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the collectibility of our receivables.

Stock-based Compensation

We use the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Deferred compensation is recorded for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share at the measurement date, which is generally the grant date. Typically, the exercise price of the options equals the market price at the date of grant. For the years ended December 31, 2004, 2003 and 2002, we did not record any stock-based compensation expense. For option grants to non-employees, we apply fair value accounting in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had compensation cost for our stock-based compensation plans been determined under SFAS No. 123, net income (loss) and earnings (loss) per share would have been decreased to the following pro forma amounts:

In thousands, except per share data	2004	2003	2002
Net income (loss), as reported	$(2,693)	$(1,144)	$2,968

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	459	560	982

Pro forma net income (loss)	$(3,152)	$(1,704)	$1,986

Diluted earnings (loss) per share, as reported	$(0.21)	$(0.09)	$0.23
Pro forma diluted earnings (loss) per share	$(0.25)	$(0.14)	$0.15

The weighted average fair value of the options granted in 2004, 2003 and 2002 is estimated at $8.01, $8.59 and $10.19 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	63%	63%	81%
Risk free interest rate	4.35%	4.10%	3.80%
Expected life	8 years	8 years	7.5 years

Comprehensive Income

We follow SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. At December 31, 2004 and 2003, accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized gains and losses on outstanding derivative instruments.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated (See Note 13).

Reclassifications

Certain prior year amounts in the financial statements have been reclassified for comparative purposes.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, supercedes APB Opinion No. 25 and amends SFAS No. 95, “Statements of Cash Flows.” SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25, and will require instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123R is effective for periods beginning after June 15, 2005.

Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. We have not yet determined the method of adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial position or results of operations.

3. EARNINGS PER SHARE:

We follow SFAS No. 128, “Earnings Per Share.” Basic earnings per share (Basic EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share (Diluted EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised. A reconciliation of shares used to compute EPS is shown below.

	For the years ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Net income (loss)	$(2,693)	$(1,144)	$2,968

Basic earnings (loss) per share:
Weighted average shares outstanding	12,571	12,483	12,316
Net income (loss) per share	$(0.21)	$(0.09)	$0.24

Diluted earnings (loss) per share:
Weighted average shares outstanding	12,571	12,483	12,316
Dilutive shares resulting from common stock equivalents (1)	—	—	705

Weighted average shares and common stock equivalents outstanding	12,571	12,483	13,021

Net income (loss) per share	$(0.21)	$(0.09)	$0.23

(1)	Given the Company’s loss for the years ended December 31, 2004 and 2003, Diluted EPS is the same as Basic EPS as all common stock equivalents would be antidilutive. Accordingly, the dilutive effect of 315 and 446 shares resulting from stock equivalents in 2004 and 2003, respectively, is not included.

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	December 31,
(in thousands)	2004	2003
Communications and computer equipment	$113,593	$92,928
Furniture and fixtures	25,495	21,448
Leasehold improvements	19,855	16,694

	158,943	131,070
Less - Accumulated depreciation and amortization	(102,645)	(83,458)

	$56,298	$47,612

5. OTHER ASSETS:

Other assets consists of the following:

	December 31,
(in thousands)	2004	2003
Deposits	$1,610	$1,182
Goodwill	3,299	1,273
Other intangible assets, net of accumulated amortization of $495 and $192	953	433
Deferred financing costs, net of accumulated amortization of $942 and $733	407	610

	$6,269	$3,498

On April 5, 2004, we purchased the assets of DPS Data Group LLC (DPS). DPS provides various back-office administrative and data entry services for customers in the financial services industry. We intend to provide these services to our customers in other industry sectors in the future. Management believes the service offerings of DPS will complement the business services we currently offer to our customers. This transaction was accounted for as a purchase business combination, and accordingly, the results of operations and cash flows of the business acquired are included in the accompanying consolidated financial statements from the date of acquisition. Pro forma combined results of operations are not presented since the results of operations as reported in the accompanying consolidated financial statements would not be materially different.

The gross cash paid was approximately $3,011,000. There was $2,027,000 of goodwill recorded in connection with this acquisition along with identified intangible assets of $820,000. The entire amount of goodwill is expected to be deductible for tax purposes. The purchase price allocation associated with this transaction is shown below:

(in thousands)

Accounts receivable	$270
Property and equipment	120
Customer relationship	740
Non-compete	80
Goodwill	2,027
Other assets	7
Liabilities assumed	(233)

Cash paid	$3,011

In connection with this transaction, there was additional consideration that was contingent upon the achievement of specific financial goals for 2004. Those goals were not attained and therefore no amounts will be paid out under this agreement.

With respect to the intangibles, the non-compete intangible will be amortized on a straight-line basis over their stated terms of six years and the customer relationship intangible will be amortized over a seven-year period. Amounts amortized over the seven-year period reflect our utilization of the economic benefits associated with the intangible.

On October 1, 2002 we acquired the assets of Grupo TeleInter, S.A. de C.V. The primary reason for the acquisition was to facilitate our near-shore expansion plans and establish a call center location to cater to the Mexican marketplace. The total consideration was $2,250,000, of which $600,000 was allocated to tangible net assets acquired (primarily receivables and property and equipment), $625,000 was allocated to a customer-related intangible asset, and the remaining $1,025,000 was attributed to goodwill. We made acquisition payments of $1,579,000 in 2002 and $671,000 in 2003. There is contingent consideration that will be calculated, based on 2004 final operating results. Any amounts owed pursuant to the contingent consideration will be paid in 2005. The maximum amount that could be paid is $750,000.

Our intangible assets, other than goodwill, and the related accumulated amortization and net book value are as follows.

	December 31,
(in thousands)	2004	2003
Customer-related	$1,368	$625
Non-compete agreements	80	—

	1,448	625
Less: Accumulated amortization	(495)	(192)

	$953	$433

Amortization expense was $303,000 and $192,000 for the years ended December 31, 2004 and 2003. The estimated amortization expense for intangibles derived from business combinations for fiscal years 2005, 2006, 2007, 2008 and 2009 is $338,000, $276,000, $124,000, $95,000 and $95,000, respectively.

Deferred financing costs represent costs we incurred in renewing our Credit Facility (see Note 8). These costs are being amortized as interest expense over the three-year term of the agreement.

6. ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,
(in thousands)	2004	2003
Payroll and related benefits	$9,336	$7,975
Current portion of restructuring (Note 12)	655	980
Telecommunications expense	587	395
Sales and VAT taxes	484	1,147
Accrued facilities	351	474
Deferred revenue	4,295	1,660
Other	691	1,377

	$16,399	$14,008

7. OTHER LIABILITIES:

Other liabilities consists of the following:

	December 31,
(in thousands)	2004	2003

Non-current portion of restructuring (Note 12)	$1,180	$1,862
Accrued facilities	912	665
Other	167	228

	$2,259	$2,755

8. LINES OF CREDIT AND LONG-TERM DEBT:

On December 2, 2003, we renewed our $85,000,000 revolving credit facility (the Credit Facility). The Credit Facility, which now expires in December 2006, includes sub-limits for both foreign denominated loans and letters of credit. Under the Credit Facility, we have has two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime plus a spread ranging from 0% to 0.75%, or a Eurocurrency rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%. The amount of the spread under each borrowing option depends on the Company’s ratio of funded debt to EBITDA (income before interest expense, interest income, income taxes, and depreciation and amortization). We are also required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements. We were in compliance with all covenants as of December 31, 2004.

On July 14, 2004, we signed an amendment to the Credit Facility. The purpose of the amendment was to increase the aggregate commitment to $100,000,000 through the addition of a new participating lender. No other terms of the Credit Facility were modified.

At December 31, 2004, $39,000,000 of borrowings was outstanding under the Credit Facility and was classified as a long-term liability. There were no outstanding foreign currency loans nor were there any outstanding letters of credit at December 31, 2004. The amount of the unused Credit Facility at December 31, 2004 was $61,000,000. The Credit Facility can be drawn upon through December 2, 2006, at which time all amounts outstanding are repayable.

We incurred approximately $486,000 of issuance costs in 2003 associated with the renewal. These costs are being deferred and will be amortized over the three-year term of the Credit Facility. The unamortized issuance costs associated with the original credit facility were $142,000 and will also be amortized over the new three-year term.

We incurred interest expense of $1,484,000, $870,000 and $773,000, under the Credit Facility for the years ended December 31, 2004, 2003 and 2002, respectively. The effective interest rate on borrowings under the Credit Facility at December 31, 2004 was 4.2%. The weighted average interest rate on borrowings under the Credit Facility was 3.7% and 3.1%, respectively, for the years ended December 31, 2004 and 2003.

Borrowings under the Credit Facility are collateralized by substantially all of our assets, as well as the capital stock of our subsidiaries.

In an amendment dated January 31, 2005, we amended the Credit Facility to revise the definition of “Consolidated EBITDA” such that any non-cash accruals and cash payments made by the Company during 2005, not exceeding $15,000,000 in the aggregate, relating to or in settlement of the Shingleton class action litigation (see Note 13), shall be added back to Consolidated Net

Income (as defined in the Credit Facility) for the purpose of calculating Consolidated EBITDA under the Credit Facility. This amendment will allow to remain in compliance with its covenants upon payment of the Shingleton settlement.

9. INCOME TAXES:

The components of the income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Domestic	$414	$(1,368)	$(465)
Foreign	(4,741)	(632)	4,831

	$(4,327)	$(2,000)	$4,366

The provision (benefit) for income taxes includes federal, state and foreign taxes payable and deferred taxes related to temporary differences between the financial statements and tax bases of assets and liabilities and operating loss and tax credit carryforwards. The components of the income tax provision are as follows:

The appropriate income tax effect of each type of temporary difference is as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Current:
Federal	$(625)	$379	$1,752
State	(7)	—	61
Foreign	(1,183)	256	2,376

	(1,815)	635	4,189

Deferred:
Federal	371	(592)	(2,506)
State	58	(22)	(70)
Foreign	(248)	(877)	(215)

	181	(1,491)	(2,791)

	$(1,634)	$(856)	$1,398

The appropriate income tax effect of each type of temporary difference is as follows:

	December 31,
	2004	2003
Deferred tax assets:
Nonrecurring compensation expense	$614	$1,142
Accruals and reserves not currently deductible for tax	6,544	4,320
Federal tax credits	1,541	420
Federal net operating loss carryforwards	—	754
State net operating loss carryforwards	1,602	1,239
Foreign net operating loss carryforwards	2,323	1,514
Other	59	—

Total deferred tax assets	12,683	9,389
Valuation allowance	(3,173)	(1,217)

Total deferred tax assets, net of valuation allowance	9,510	8,172

Deferred tax liabilities:
Depreciation and amortization	3,199	1,387
Other	—	58

Total deferred tax liabilities	3,199	1,445

Net deferred tax assets	$6,311	$6,727

A portion of our deferred tax asset relates to the income tax effect of net operating loss carryforwards for state tax purposes. Management does not believe it is more likely than not that these assets will be realized. Accordingly, the Company has recorded a full valuation allowance of $1,602,000 against these assets. At December 31, 2004, we have $7,592,000 of net operating loss carryforwards for tax purposes relating to some of our non-U.S. subsidiaries. Management performed an evaluation on the expected utilization of the carryforwards and determined that it was more likely than not that some of these carryforwards will not be utilized. Therefore, we recorded a valuation allowance of $940,000 against the related deferred tax assets of $2,323,000 that were recorded. Of the $7,592,000 of net operating loss carryforwards, approximately $6,400,000 do not expire, while $1,192,000 expire in 2014.

We have $1,541,000 of deferred tax assets associated with federal tax credits as of December 31, 2004. Management believes that it more likely than not that some credits will not be realized, therefore we have placed a valuation allowance of $630,000 against these federal tax credits. These federal tax credits expire between 2022 and 2024.

There are no valuation allowances for any other deferred tax assets. Although realization is not assured, management believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term, if estimates of future taxable income are reduced.

At December 31, 2004, there were approximately $9,546,000 of accumulated undistributed earnings of non-U.S. subsidiaries that are considered to be permanently reinvested. A deferred tax liability will be recognized when we are no longer able to demonstrate that we plan to permanently reinvest undistributed earnings. If such earnings were remitted to the parent company, applicable U.S. federal income and foreign withholding taxes may be partially offset by foreign tax credits.

On October 22, 2004, the U.S. Government passed The American Jobs Creation Act (the “Act”). The Act provides for certain tax benefits including but not limited to those associated with the reinvestment of foreign earnings in the United States. We are currently evaluating the Act and may or may not benefit from such provisions. For 2005, we could elect under the Act, to apply an 85% dividends-received deduction against certain dividends received from controlled foreign corporations, in which we are a U.S. shareholder. Historically, we have not provided for potential taxes on repatriation of foreign earnings, as our foreign subsidiaries undistributed earnings have been considered permanently reinvested. We will provide for additional tax expense or benefit, if any, in the period we complete our evaluation.

In June 1996, we recorded a nonrecurring compensation charge of $12,700,000 relating to the extension of stock options. In connection with the compensation charge, a deferred tax benefit of $4,700,000 was recorded based on the then excess of the Company’s stock price ($16.00 per share) over the exercise price of the extended options. To the extent the stock price is below $16.00 per share when the options are exercised, the actual tax deduction the Company will receive will be less than the carrying amount of the deferred tax asset. Based on the Company’s stock price at December 31, 2004 of $9.71 per share, we would have incurred approximately $230,000 of additional tax expense had all of the remaining unexercised extended options been exercised.

The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

	2004	2003	2002
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	(1.0)	1.0	1.0
Difference between U.S. and non-U.S. rates	4.3	12.1	8.7
Tax credits and other	21.9	2.4	(13.3)
Establishment of valuation allowance for Australian NOL	(21.7)	—	—
Permanent differences	0.3	(6.7)	1.6

	37.8%	42.8%	32.0%

10. PROFIT SHARING PLAN:

We maintain a trusteed profit sharing plan (Section 401(k)) for all qualified employees, as defined. The Company matches 50% of employee contributions, up to a maximum of 6% of the employee’s compensation; however, it may also make additional contributions to the plan based upon profit levels and other factors. No such additional contributions were made in 2004, 2003 or 2002. Employees are fully vested in their contributions, while full vesting in the Company’s contributions occurs upon death, disability, retirement or completion of five years of service. In 2004, 2003 and 2002, the Company’s contributions were $728,000, $692,000 and $732,000, respectively. The plan’s trustees are the management of the Company.

We also maintain a Non-Qualified Deferred Compensation Plan for certain employees. This plan allows certain employees to defer a portion of their compensation on a pre-tax basis. Employees are fully vested in their deferred amounts, but withdrawals are not permitted until the plan is terminated, the employee attains age 65, or the employee terminates, becomes disabled, or dies. Other withdrawals are permitted for unforeseeable emergencies only. In 2004, 2003 and 2002, the Company matched 10% of employee deferrals, up to certain limits with vesting of Company matching contributions occurring ratably over three years. The amount matched totaled $111,000, $71,000 and $89,000 in 2004, 2003 and 2002, respectively.

11. EQUITY PLANS:

Stock Option Plans

Our 1996 Equity Compensation Plan authorizes up to 2,220,000 shares of common stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, stock appreciation rights and other awards based on the our common stock. The options to be granted and the option prices are established by the Board of Directors or a committee composed of two or more of its members. Incentive stock options are granted at prices not less than fair market value. Options are exercisable for periods not to exceed ten years, as determined by the Board of Directors or its committee and generally vest over a three-year period. As of December 31, 2004, 900,500 shares of common stock were available for grant under the plan.

Our 1996 Non-Employee Director Plan authorizes up to 250,000 shares of common stock for issuances of nonqualified stock options to non-employee directors. As of December 31, 2004, 162,500 shares of common stock were available for grant under this plan.

In connection with our 1987 Stock Option Plan, options to purchase 1,530,000 shares of common stock were authorized for issuance. No future grants will be made under this plan.

Equity Incentive Plan

In December 1995, we adopted an Equity Incentive Plan that provided for the issuance of up to 270,000 Equity Incentive Units (Units). In December 1995, management awarded 159,300 Units with a purchase price of $1.02 per Unit. Each Unit allows the holder the right to purchase one share of common stock at a specified price. Units are exercisable for a period not to exceed ten years from the date of grant. As of December 31, 2004, there were 9,675 Units outstanding. No more Units will be granted under the Equity Incentive Plan.

Information with respect to the options granted under our stock option plans and Units is as follows:

	Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, January 1, 2002	1,530,825	$.04 –16.45	$6.41
Granted	179,733	12.82 –20.90	16.44
Exercised	(161,375)	.04 – 16.75	3.25
Canceled	(21,450)	7.75 – 12.50	9.75

Outstanding, December 31, 2002	1,527,733	.04 – 20.90	7.91
Granted	67,320	7.20 – 14.52	11.72
Exercised	(88,650)	.04 – 12.50	1.79
Canceled	(150,565)	1.02 – 20.90	12.75

Outstanding, December 31, 2003	1,355,838	.04 – 20.90	7.97
Granted	57,560	7.06 – 12.53	11.35
Exercised	(163,000)	.04 – 12.50	2.08
Canceled	(31,185)	1.02 – 20.90	12.88

Outstanding, December 31, 2004	1,219,213	.04 – 20.27	8.78

The following table summarizes information about stock options and units outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .04 to $4.18	246,350	2.8	$1.87	246,350	$1.87
$4.19 to $8.36	263,525	3.8	5.37	258,725	5.33
$8.37 to $12.54	468,030	6.1	10.66	409,095	10.54
$12.55 to $16.72	156,875	6.7	15.11	113,500	15.26
$16.73 to $20.27	84,433	7.1	17.49	64,133	17.56

$ .04 to $20.27	1,219,213	5.1	8.78	1,091,803	8.25

12. CORPORATE RESTRUCTURING

In December 2002, we announced a corporate restructuring and recorded a $8,894,000 pre-tax restructuring charge in connection with a plan to reduce our cost structure by closing all or part of ten operations centers prior to the end of their existing lease terms. The restructuring costs included severance of $1,078,000, site closure costs totaling $7,243,000, which were the estimated costs for closing the operations centers, including $6,151,000 in obligations under signed real estate and equipment lease agreements and $1,092,000 in costs related to early lease terminations and the write-off of $573,000 of leasehold improvements, security deposits and certain property and equipment. The discount rate used to present value the remaining payments due under the leases was the risk free interest rate, which was the yield on U.S. treasury obligations with a similar life as the remaining lease payments. In developing the estimate, management had assumed that no sublease income would be available to offset future rent payments given the current market conditions in the locations of the identified operations centers at that time, and the inability to locate any tenants. All of the ten facilities were closed by the end of the second quarter of 2003.

A rollforward of the restructuring accrual is summarized as follows:

	Accrual at December 31, 2002	Cash Payments	Adjustments	Accrual at December 31, 2003	Cash Payments	Accrual at December 31, 2004
Severance	$1,078	$(978)	$(94)	$6	$(6)	$—
Lease obligations and facility exit costs	7,243	(3,610)	(797)	2,836	(1,001)	1,835

	$8,321	$(4,588)	$(891)	$2,842	$(1,007)	$1,835

During 2004, we did not enter into any sublease arrangements nor did we negotiate any termination settlements for the facilities that remain under contract. The majority of cash payments made were related to the ongoing lease obligations. The Company also paid the remaining portion of severance during the three months ended March 31, 2004.

During 2003, we negotiated lease termination settlements for certain facilities that were part of the December 2002 restructuring. The settlement amounts were below our original estimate of lease obligations and facility exit costs. Therefore, we reversed $747,000 of the restructuring accrual in order to appropriately reflect the settlement amounts. Also in 2003, we recorded adjustments relating to various facilities, which resulted in additional reversals of $50,000.

During 2003, one individual who was receiving monthly severance as part of the restructuring secured new employment elsewhere, which partially voided his severance agreement with us. Approximately $94,000 of his remaining severance was reversed.

Any adjustments to the restructuring charge have been recorded in the restructuring charge (reversal) line in the accompanying consolidated statement of operations.

We continue to evaluate and update our estimation of the remaining liabilities. At December 31, 2004 and 2003, $1,180,000 and $1,862,000 of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. As of December 31, 2004, the expiration dates of the remaining equipment leases and facilities leases range from 2005 to 2009. The balance of the restructuring accrual is included in accrued expenses on our consolidated balance sheet at December 31, 2004 and 2003.

13. COMMITMENTS AND CONTINGENCIES:

Leases

We lease office facilities and certain equipment under operating leases. Rent expense was $26,016,000, $24,374,000 and $22,622,000 for the years ended December 31, 2004, 2003 and 2002, respectively. For the year ended December 31, 2004, our facilities leases contributed 61% of all rent expense, with equipment leases comprising the other 39%. As of December 31, 2004, we do not have any equipment leases for which the term extends beyond 2007. As of December 31, 2004, future minimum rentals for all operating leases are as follows:

(in thousands)

2005	$23,222
2006	16,702
2007	11,330
2008	6,792
2009	5,585
2010 and thereafter	44,569

$108,470

Telecommunications Contracts

We enter into agreements with our telephone long-distance carriers ranging from one to three years, which provide for, among other things, annual minimum purchases based on volume and termination penalties. As of December 31, 2004, annual minimum purchases associated with these agreements were approximately $4,655,000 and $3,135,000 for 2005 and 2006, respectively. We currently do not have any contracts with long-distance carriers extending into 2007.

Employment Agreements

We have renewable employment agreements with ten key executives with terms ranging from one to three years. The agreements provide for, among other things, severance payments ranging from six months to three years.

Litigation

From time to time we are involved in litigation incidental to its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

In 1998, William Shingleton filed a class action lawsuit against us in the Circuit Court of Berkeley County, West Virginia (the Court). The lawsuit alleges that the Company and twelve current and former members of Company management had violated the West Virginia Wage Payment and Collection Act (the Wage Act) for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods, production hours worked and improper deductions for the cost of purchasing telephone headsets.

On March 1, 2005, we announced a settlement with the plaintiffs to this litigation. Under the terms of the settlement, ICT, while continuing to dispute the plaintiffs’ allegations and without admitting liability or wrongdoing, agreed to pay $14,750,000 to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law of thirty days plus interest which was being sought for all class members regardless of the amount of wages allegedly unpaid.

Because this settlement was a subsequent event, which occurred prior to the release of our consolidated financial statements and provided additional evidence on a matter that existed at the balance sheet date, we have reflected the financial outcome of this settlement in our consolidated financial statements as of December 31, 2004.

Prior to this settlement, our litigation accrual for this matter was $4,400,000. With the impact of this settlement considered, our accrual was adjusted to $14,803,000. Our accrual reflects the settlement amounts to be paid by us along with associated payroll taxes. We sought insurance coverage for part of the damages in this litigation under Directors and Officers policies that were in effect with two insurers. One of the insurers agreed to pay $2,670,000 toward the settlement and that amount was recorded against litigation costs in our consolidated statement of operations. This amount is recorded as a receivable within prepaid expenses and other assets on our consolidated balance sheet as of December 31, 2004.

We continue to pursue a pending lawsuit against the other insurer, seeking to recover the $5,000,000 policy limits and attorneys fees and costs. In that litigation, the Court has issued rulings favorable to us, including rejecting the two primary defenses of that insurer. If we are successful in recovering payments from this insurer, the amounts recovered would be recognized in the period received.

In addition to the Shingleton litigation, we are a co-defendant in 12 putative consumer class action lawsuits filed against Time Warner Inc. or America Online in various state and federal courts during the period from July 2003 to December 2004. No class has been certified in any of these suits. We believe the allegations against us are without merit and we intend to vigorously defend against them, including seeking dismissals and summary judgments, as appropriate. America Online is paying for our defense and has agreed to indemnify us against any costs or damages that we may incur as a result of these lawsuits. All of these suits allege that America Online, a customer of ICT, violated consumer protection laws by charging members for accounts they purportedly did not agree to create and that America Online and us violated consumer protection laws in the handling of subscribers’ calls seeking to cancel accounts and obtain refunds of amounts paid for such accounts. America Online contracted with us to answer customer service calls from America Online subscribers in accordance with instructions provided by America Online. America Online employees and other call center contractors also answered customer service calls from subscribers using the same instructions. Nine of the lawsuits that were filed in, or removed to, Federal court have been centralized in the Central District of California for consolidated or coordinated pretrial proceedings pursuant to a February 27, 2004 order of the Judicial Panel on Multidistrict Litigation. The defendants’ Motion to Dismiss these complaints was denied by the court on September 20, 2004. The three remaining lawsuits were filed and remain in state courts.

14. SUPPLEMENTAL CASH FLOW INFORMATION:

For the years ended December 31, 2004, 2003 and 2002, we paid interest of $1,361,000, $961,000 and $774,000, respectively. For the years ended December 31, 2004, 2003 and 2002, we paid (received) income taxes, net of refunds, of $(1,540,000), $2,389,000 and $7,014,000, respectively.

15. MAJOR CUSTOMERS:

The following table summarizes the percent of revenue during the years ended December 31, 2004, 2003 and 2002 derived from each customer that represented at least ten percent of revenue. There was one customer in 2004, no customers in 2003 and two customers in 2002 who comprised ten percent or more of our revenue:

	For the years ended December 31,
	2004	2003	2002
Customer A	11%	*	*
Customer B	*	*	11%
Customer C	*	*	11%

*	— Less than 10%

At December 31, 2004 and 2002, the above customers who comprised ten percent or more of our revenue accounted for approximately 13% and 23% of total accounts receivable, respectively.

Our revenue, by industry, is as follows:

	For the years ended December 31,
	2004	2003	2002
Financial services	39%	40%	37%
Telecommunications & information technology	32%	33%	29%
Insurance	13%	13%	19%
Pharmaceutical and health care	10%	10%	13%
Other	6%	4%	2%

The loss of one or more of our major customers or an economic downturn in the financial services or telecommunications industries could have a material adverse effect on our business.

16. OPERATING AND GEOGRAPHIC INFORMATION:

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we believe we have one reportable segment. Over the past several years, we classified our operations into two reportable segments: Domestic and International. As of January 1, 2004, these segments were no longer managed separately due to changes in our operating structure. Our services are provided through contact centers located throughout the world and include customer care management services as well as inbound and outbound telesales, database marketing services, marketing research services, technology hosting services, and data management and collection services on behalf of customers operating in our target industries. Recent technological advancements have allowed us to better control production output at each contact center by routing customer call lists to different centers depending on capacity. The technology assets may be located at a different physical location or country than the contact center. Accordingly, many of our contact centers are not limited to performing only one of the above-mentioned services; rather, they can perform a variety of different services for different customers. Therefore, the financial results of the Domestic and International segments are no longer used to make decisions regarding the allocation of resources.

The following table shows information by geographic area. For the purposes of our disclosure, revenue is attributed to countries based on the location of the customer being served and property and equipment is attributed to countries based on physical location of the asset.

(in thousands)	Year Ended December 31,
	2004	2003	2002
Revenue:
United States	$254,566	$229,549	$240,277
Canada	35,208	37,436	35,696
Other foreign countries	35,755	31,157	22,953

	$325,529	$298,142	$298,926

Property and equipment, net:
United States	$29,052	$24,194	$24,512
Canada	10,928	11,242	8,866
Philippines	8,663	2,526	—
Other foreign countries	7,655	9,650	9,949

	$56,298	$47,612	$43,327

17. DERIVATIVE INSTRUMENTS:

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results.

Our most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. Our most significant area of exposure has been with the Canadian operations, where a portion of revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). When the value of the CAD increases against the USD, CAD denominated expenses increase and operating margins are negatively impacted. Partially offsetting this exposure is indigenous Canadian business and associated profitability where profits will be higher in a period of a strong CAD. To mitigate this exposure, we enter into derivative contracts which serve to hedge a portion of anticipated operating costs and payables associated with the CAD, primarily payroll expenses, rental expenses and other known recurring costs.

The foreign currency forward contracts and currency options that are used to hedge these exposures are designated as cash flow hedges. The gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income in shareholders’ equity until settlement of the contract occurs. Settlement occurs in the same period that the hedged item affects earnings. Any gain or loss from the ineffective portion of the hedge that exceeds the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in the current period. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item. Any related gains and losses on derivative instruments are recorded in selling, general and administrative costs in the consolidated statement of operations.

For the years ended December 31, 2004 and 2003, we realized gains (losses) of $390,000 and ($55,000) on the derivative instruments, respectively. Realized gains and losses are recorded in SG&A expenses in our consolidated statement of operations. As of December 31, 2004 outstanding derivative instruments had a fair value of approximately $429,000 ($287,000, net of tax). As of December 31, 2003, outstanding derivative instruments had a fair value of approximately $12,000 ($8,000, net of tax). The outstanding derivative instruments at December 31, 2004 serve to hedge a portion of anticipated operating costs and payables associated with the CAD from January 2005 through March 2005.

18. QUARTERLY FINANCIAL DATA (unaudited):

(In thousands except per share data)	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$77,098	$76,579	$75,511	$70,543	$80,395	$73,320	$92,525	$77,700
Gross margin	30,687	31,863	30,314	26,569	32,847	29,208	37,316	30,823
Operating income (loss)	629	(8,075)	848	2,856	863	65	(5,073)	4,337
Income (loss) before
income taxes	335	(8,275)	523	2,599	412	(324)	(5,597)	4,000
Net income (loss)	224	(5,194)	350	1,587	276	(217)	$(3,543)	2,680
Diluted earnings (loss) per share	$0.02	$(0.42)	$0.03	$0.12	$0.02	$(0.02)	$(0.28)	$0.21

Quarterly Results and Seasonality

We have experienced and expect to continue to experience quarterly variations in operating results, principally as a result of the timing of client programs (particularly programs with substantial amounts of upfront project setup costs), the commencement and expiration of contracts, the timing and amount of new business we generated, our revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of existing and new business units, competitive industry conditions and litigation costs.

Historically, the business tends to be strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season. The fourth quarter of 2004, however, was impacted by the settlement of the Shingleton litigation. Our fourth quarter results reflect $7,733,000 of expenses related to the settlement of the Shingleton litigation, net of known insurance proceeds of $2,670,000. During the first quarter, the business generally levels off or slows from the previous quarter as a result of reduced client sales and service activity. Historically, we have expanded our operations in the first quarter to support anticipated business growth in the second quarter. In the past, demand for our services typically slowed or decreased in the third quarter as the volume of business decreased during the summer months. In addition, our operating expenses typically increased during the third quarter in anticipation of higher demand during the fourth quarter. However, more recently, we have experienced quarterly fluctuations in the business as a result of other factors, such as the timing of the demand for the particular services we offer in the specific geographic areas we serve, as well as an increasing portion of our business coming from service programs, which generally have less seasonality than sales programs.

ICT GROUP, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands) Description	Balance, Beginning of Year	Charged to Expense/ Provision	Deductions / Reversals (1)	Balance, End of Year
Allowance for doubtful accounts:
2004	$337	205	(103)	$439
2003	$642	97	(402)	$337
2002	$1,747	57	(1,162)	$642

Restructuring accrual:
2004	$2,842	—	(1,007)	$1,835
2003	$8,321	—	(5,479)	$2,842
2002	$—	8,321	—	$8,321

Income tax valuation allowance:
2004	$1,217	1,956	—	$3,173
2003	$761	456	—	$1,217
2002	$—	761	—	$761

(1)	Amounts listed in this column relating to the allowance for doubtful accounts reflect balances that had been fully reserved and were written off during the year.

Amounts listed in this column relating to the restructuring accrual are primarily cash payments against the accrual or reversals of the accrual.