Form 10-Q
period 2005-03-31
ICT GROUP INC
filed 2005-05-03
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

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

YES ☒ NO ☐

As of May 2, 2005, there were 12,682,500 outstanding shares of common stock, par value $0.01 per share, of the registrant

ICT GROUP, INC.

ICT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,931	$11,419
Accounts receivable, net	67,802	64,848
Prepaid expenses and other	9,529	14,332
Deferred income taxes	6,846	7,410

Total current assets	96,108	98,009

PROPERTY AND EQUIPMENT:
Communications and computer equipment	117,298	113,593
Furniture and fixtures	26,141	25,495
Leasehold improvements	19,760	19,855

	163,199	158,943
Less: Accumulated depreciation and amortization	(106,890)	(102,645)

	56,309	56,298

OTHER ASSETS	6,404	6,269

	$158,821	$160,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,603	$16,853
Accrued expenses	16,413	16,399
Income taxes payable	763	1,215
Accrued litigation	—	14,803

Total current liabilities	39,779	49,270

LINE OF CREDIT	47,500	39,000
OTHER LIABILITIES	2,091	2,259
DEFERRED INCOME TAXES	1,099	1,099

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 12,661 and 12,646 shares issued and outstanding	127	127
Additional paid-in capital	51,757	51,756
Retained earnings	16,455	15,391
Accumulated other comprehensive income	13	1,674

Total shareholders’ equity	68,352	68,948

	$158,821	$160,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUE	$94,019	$77,098

OPERATING EXPENSES:
Cost of services	56,562	46,411
Selling, general and administrative	34,973	29,498
Litigation costs	477	560

	92,012	76,469

Operating income	2,007	629

INTEREST EXPENSE, net of interest income of $45 and $35	487	294

Income before income taxes	1,520	335

INCOME TAX PROVISION	456	111

NET INCOME	$1,064	$224

EARNINGS PER SHARE:
Basic earnings per share	$0.08	$0.02

Diluted earnings per share	$0.08	$0.02

Shares used in computing basic earnings per share	12,648	12,515

Shares used in computing diluted earnings per share	12,911	12,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,064	$224
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,078	4,070
Tax benefit of stock option exercises	—	59
Deferred income taxes	564	—
Amortization of deferred financing costs	52	52
(Increase) decrease in:
Accounts receivable	(3,234)	(5,841)
Prepaid expenses and other	4,718	1,158
Other assets	(106)	(38)
Increase (decrease) in:
Accounts payable	5,868	3,772
Accrued expenses and other liabilities	(440)	(2,822)
Income taxes payable	(451)	(122)
Accrued litigation	(14,750)	—

Net cash (used in) provided by operating activities	(1,637)	512

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,221)	(4,507)
Business acquisition	(178)	—

Net cash used in investing activities	(5,399)	(4,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	12,500	6,000
Payments on line of credit	(4,000)	(5,000)
Proceeds from exercise of stock options	1	190

Net cash provided by financing activities	8,501	1,190

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(953)	(976)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	512	(3,781)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,419	12,091

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,931	$8,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Unless the context indicates otherwise, “ICT,” “the Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

Note 2: LINE OF CREDIT AND LONG-TERM DEBT

We have a $100.0 million revolving credit facility (the Credit Facility), which expires in December 2006. The Credit Facility includes sub-limits for both foreign denominated loans and letters of credit.

Under the Credit Facility, we have two borrowing options, either a “Base Rate” option, defined as the higher of federal funds plus 0.5% or prime plus a spread ranging from 0% to 0.75%, or a Eurocurrency rate option, defined as LIBOR plus a spread ranging from 1.25% to 2.25%. The amount of the spread under each borrowing option depends on the Company’s ratio of funded debt to EBITDA (income before interest expense, interest income, income taxes, and depreciation and amortization). We are also required to pay a quarterly commitment fee ranging from 0.25% to 0.50% of the unused amount. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements.

On January 31, 2005 we amended the Credit Facility to revise the definition of “Consolidated EBITDA” such that any non-cash accruals and cash payments made by the Company during 2005 relating to or in settlement of the Shingleton class action litigation (see Note 5), and not exceeding $15.0 million in the aggregate, shall be added back to Consolidated Net Income (as defined in the Credit Facility) for the purpose of calculating Consolidated EBITDA under the Credit Facility. This amendment allowed us to remain in compliance with our covenants upon payment of the settlement amounts in the Shingleton litigation.

We were in compliance with all covenants as of March 31, 2005.

At March 31, 2005, $47.5 million of borrowings was outstanding under the Credit Facility and was classified as a long-term liability. There were no outstanding foreign currency loans nor were there any outstanding letters of credit at March 31, 2005. The amount of the unused Credit Facility at March 31, 2005, was $52.5 million. The Credit Facility can be drawn upon through December 2, 2006, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized by substantially all of our assets, as well as the capital stock of our subsidiaries.

Note 3: EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

We follow Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share (Diluted EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised. A reconciliation of shares used to compute EPS is shown below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
Net income	$1,064	$224
Basic earnings per share:
Weighted average shares outstanding	12,648	12,515
Net income per share	$0.08	$0.02
Diluted earnings per share:
Weighted average shares outstanding	12,648	12,515
Dilutive shares resulting from common stock equivalents (1)	263	438
Weighted average shares and common stock equivalents outstanding	12,911	12,953
Net income per share	$0.08	$0.02

(1)	Excluded from dilutive shares are the effects of 547,000 options outstanding for the period ended March 31, 2005, and 241,000 options outstanding for the period ended March 31, 2004, as the results would be antidilutive.

We use the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Deferred compensation is recorded for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share at the measurement date, which is generally the grant date. Typically, the exercise price of the options equals the market price at the date of grant. For the three months ended March 31, 2005 and 2004, we did not record any stock-based compensation expense. For option grants to non-employees, we apply fair value accounting in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had compensation cost for our stock-based compensation plans been determined under SFAS No. 123, net income and earnings per share would have been decreased to the following pro forma amounts:

	Three Months Ended March 31,
In thousands, except per share data	2005	2004
Net income, as reported	$1,064	$224
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	84	86

Pro forma net income	$980	$138

Diluted earnings per share, as reported	$0.08	$0.02
Pro forma diluted earnings per share	$0.08	$0.01

The weighted average fair value of the options granted during the three months ended March 31, 2005 and 2004, is estimated at $7.75 and $9.65 per share, respectively., These estimates, calculated on the date of grant, are derived from the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected dividend yield	0.0%	0.0%
Volatility	70%	67%
Risk free interest rate	4.60%	4.35%
Expected life	7.7 years	8 years

Note 4: COMPREHENSIVE INCOME (LOSS)

We follow SFAS No. 130, “Reporting Comprehensive Income.” This Statement requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

	Three Months Ended March 31,
(in thousands)	2005	2004
Net income	$1,064	$224
Derivative instruments, net of tax	(357)	58
Foreign currency translation adjustments	(1,304)	(531)

Comprehensive loss	$(597)	$(249)

Note 5: LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Moreover, results of complex legal proceedings are difficult to predict.

In 1998, William Shingleton filed a class action lawsuit against us in the Circuit Court of Berkeley County, West Virginia (the “Court”). The lawsuit alleged that the Company and twelve current and former members of Company Management had violated the West Virginia Wage Payment and Collection Act (the “Wage Act”) for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods, and production hours worked and improper deductions for the cost of purchasing telephone headsets.

On March 1, 2005, we announced a settlement with the plaintiffs to this litigation. Under the terms of the settlement, we, while continuing to dispute the plaintiffs’ allegations and without admitting any liability or wrongdoing, agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law of thirty days plus interest, which was being sought for all class members regardless of the amount of wages allegedly unpaid.

Because this settlement was a subsequent event that occurred prior to the release of our consolidated financial statements for the year ended December 31, 2004, and provided additional evidence on a matter that existed at the balance sheet date, we reflected the financial outcome of this settlement in our consolidated financial statements as of December 31, 2004.

Our accrual at December 31, 2004, was $14.8 million, which included the settlement amount disclosed above and approximately $53,000 for certain payroll taxes. In March 2005, we made payments of $14.75 million, in two installments, to satisfy our obligations under the settlement. This payment was funded partially with cash-on-hand and partially with borrowings under our Credit Facility.

We sought insurance coverage for part of the damages in this litigation under our Directors and Officers policies that were in effect with two insurers. We received a payment of $2.67 million in March 2005 from one of the insurers.

We continue to pursue a pending lawsuit against the other insurer, seeking to recover the $5.0 million policy limits and attorneys’ fees and costs. In that litigation, the Court has issued rulings favorable to us, including rejecting the two primary defenses of that insurer. If we are successful in recovering payments from this insurer, the amounts recovered would be recognized in the period received.

The only remaining portion of our accrual is the estimate for certain payroll taxes of $53,000. This amount will be paid when the class distribution of the settlement is finalized. This amount is recorded in accrued expenses in our condensed consolidated balance sheet at March 31, 2005.

In addition to the Shingleton litigation, we are a co-defendant in 12 putative consumer class action lawsuits filed against Time Warner, Inc., or America Online, in various state and federal courts during the period from July 2003 to December 2004. No class has been certified in any of these suits. We believe the allegations against us are without merit and intend to vigorously defend against them, including seeking dismissals and summary judgments, as appropriate. America Online is paying for our defense and has agreed to indemnify us against any costs or damages that we may incur as a result of these lawsuits. All of these suits allege that America Online, a customer of ICT, violated consumer protection laws by charging members for accounts they purportedly did not agree to create and that America Online and ICT violated consumer protection laws in the handling of subscribers’ calls seeking to cancel accounts and obtain refunds of amounts paid for such accounts. America Online contracted with us to answer customer service calls from America Online subscribers in accordance with instructions provided by America Online. America Online employees and other call center contractors also answered customer service calls from subscribers using the same instructions. Nine of the lawsuits that were filed in, or removed to, Federal court have been centralized in the Central District of California for consolidated or coordinated pre-trial proceedings pursuant to a February 27, 2004 order of the Judicial Panel on Multidistrict Litigation. The defendants’ Motion to Dismiss that complaint was denied. The three remaining lawsuits were filed and remain in state courts.

On April 5, 2005, we were joined as a co-defendant in three additional cases and America Online and we signed a settlement agreement with plaintiffs’ counsel in the three cases on behalf of a putative national class of all persons and entities who were charged or billed by or through America Online or its agents, assigns, contracted customer service providers, or other designees acting on behalf of or through America Online, for services and/or goods without their consent or authorization. Consistent with America Online’s agreement to indemnify us against any costs or damages that we may incur as a result of these lawsuits, all settlement payments or services under the settlement agreement will be paid or provided by America Online. On April 7, 2005, the Circuit Court for St. Clair County, Illinois, certified the settlement class, which includes the putative classes alleged in all of the cases discussed above, and preliminarily approved the settlement. A final approval hearing on the settlement is scheduled for September 8, 2005.

Note 6: OPERATING AND GEOGRAPHIC INFORMATION

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we believe that we have one reportable segment. Our services are provided through contact centers located throughout the world and include customer care management services as well as inbound and outbound telesales, database marketing services, marketing research services, technology hosting services, and data management and collection services on behalf of customers operating in our target industries. Recent technological advancements have allowed us to better control production output at each contact center by routing customer call lists to different centers depending on capacity. A contact center and the technology assets utilized by the contact center may have different geographic locations. Accordingly, many of our contact centers are not limited to performing only one of the above-mentioned services; rather, they can perform a variety of different services for different customers.

The following table shows information by geographic area. For the purposes of our disclosure, revenue is attributed to countries based on the location of the customer being served and property and equipment is attributed to countries based on physical location of the asset.

	Three Months Ended March 31,
(in thousands)	2005	2004
Revenue:
United States	$74,368	$58,785
Canada	9,588	9,635
Other foreign countries	10,063	8,678

	$94,019	$77,098

	March 31, 2005	December 31, 2004
Property and equipment, net:
United States	$30,643	$29,052
Canada	10,126	10,928
Philippines	8,758	8,663
Other foreign countries	6,782	7,655

	$56,309	$56,298

Note 7: DERIVATIVE INSTRUMENTS

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results.

Our most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. Our most significant area of exposure has been with the Canadian operations, where a portion of revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). When the value of the CAD increases against the USD, CAD denominated expenses increase and operating margins are negatively impacted. Partially offsetting this exposure is indigenous Canadian business and associated profitability where profits will be higher in a period of a strong CAD. To mitigate this exposure, we enter into derivative contracts to hedge a portion of anticipated operating costs and payables associated with the CAD, primarily payroll expenses, rental expenses and other known recurring costs.

The forward contracts and currency options that are used to hedge these exposures are designated as cash flow hedges. The gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income in shareholders’ equity until settlement of the contract occurs. Settlement occurs in the same period that the hedged item affects earnings. Any gain or loss from the ineffective portion of the hedge that exceeds the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in the current period. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item. Any related gains and losses on derivative instruments are recorded in selling, general and administrative costs in the consolidated statements of operations.

For the three months ended March 31, 2005 and 2004, we realized gains (losses) of $301,000 and ($58,000) on the derivative instruments, respectively. Realized gains and losses are recorded in selling, general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2005 and 2004, outstanding derivative instruments had a fair value of approximately $(108,000) and $97,000 ($(70,000) and $66,000, net of tax), respectively. The outstanding derivative instruments at March 31, 2005, hedge a portion of anticipated operating costs and payables associated with the CAD from April 2005 through September 2005.

In April 2005, we entered into additional currency options. These currency options will hedge a portion of anticipated operating costs and payables associated with the CAD from October 2005 through December 2005.

Note 8: CORPORATE RESTRUCTURING

The following is a rollforward of the accrual associated with our December 2002 corporate restructuring:

(in thousands)	Accrual at December 31, 2004	Cash Payments	Accrual at March 31, 2005
Lease obligations and facility exit costs	$1,835	$(240)	$1,595

During 2005, we did not enter into any sublease arrangements nor did we negotiate any termination settlements for the facilities that remain under contract. The majority of cash payments made were related to the ongoing lease obligations.

We continue to evaluate and update our estimate of the remaining liabilities. At March 31, 2005 and December 31, 2004, $969,000 and $1.2 million of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. As of March 31, 2005, the expiration dates of the remaining equipment leases and facilities leases range from 2005 to 2009. The balance of the restructuring accrual is included in accrued expenses in our condensed consolidated balance sheet at March 31, 2005 and December 31, 2004.

Note 9: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, supercedes Accounting Principles Board (APB) Opinion No. 25 and amends SFAS No. 95, “Statements of Cash Flows.” SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25, and will require instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS No. 123R until the fiscal year beginning after June 15, 2005. We expect to adopt SFAS No. 123R in January 2006.

Public companies are required to adopt the new standard using a modified prospective method or may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. We have not yet determined the method of adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global provider of outsourced customer management and business process outsourcing solutions. Our comprehensive, balanced mix of sales, service, marketing and technology solutions includes: customer care/retention, technical support and customer acquisition, cross-selling/up-selling as well as market research, database marketing, data capture/collection, e-mail management, collections and other back office business processing services. We provide our services through contact centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, Barbados and the Philippines. In total, we have 42 contact centers from which we support domestic and multinational corporations and institutions, primarily in the financial, insurance, healthcare, telecommunications, information technology and consumer electronics industries.

We also offer a comprehensive suite of Customer Relationship Management (CRM) technologies, which are available on a hosted basis, for use by clients at their own in-house facilities, or on a co-sourced basis in conjunction with our fully integrated, Web-enabled contact centers. These technologies include: automatic call distribution (ACD) voice processing, interactive voice response (IVR) and advanced speech recognition (ASR), Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing, sales force and marketing automation, and alert notification and Web self help, for the delivery of consistent, quality customer care across multiple channels.

Our customer care/retention clients typically enter into multi-year arrangements that may contain provisions for early contract terminations. We generally operate under month-to-month contractual relationships with our telesales clients. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Our services are generally priced based upon per-minute or hourly rates. On occasion, we perform services for which we are paid incentives based on completed sales. The nature of our business is such that we generally compete with other outsourced service providers as well as the retained in-house call center operations of our customers. This can create pricing pressures and impact the rates we can charge in our contracts.

Revenue is recognized as the services are performed, generally based on hours of work performed; however, certain types of revenue relating to up front project set-up costs must be deferred and recognized over a period of time, typically the length of the customer contract.

Results for the three months ended March 31, 2005, included the following:

•	Increased revenue, which grew 22% compared to the first quarter of 2004.

•	Continued growth in our Services business where revenue grew 24% as compared to the same period in 2004.

•	A resurgence in our Sales business where revenue grew 18% compared to the first quarter of 2004.

•	Payment of the Shingleton litigation settlement amount of $14.75 million, which was partially funded with $2.67 million of insurance proceeds that we received.

We improved our operations in 2004 due to our success in growing our client base, particularly in providing customer care management services in our key vertical markets, which often command higher revenue rates. We were also able to control our direct operating costs for labor and telecommunications. These are areas on which we must continue to focus in order to be successful. Our centralized technology infrastructure, implemented in 2004, continues to help us achieve savings in our telecommunications costs as well as increase the utilization of our workstations and software licenses.

On March 1, 2005, we announced a settlement to resolve the Shingleton litigation. Under the terms of the settlement, we, without admitting liability or wrongdoing, agreed to pay $14.75 million to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages required by the Wage Act. We subsequently made this payment in March 2005 using cash-on-hand, borrowings under our Credit Facility, and $2.67 million of proceeds from responsive insurance coverage. We will continue to incur legal expenses, but at a reduced level, relating to this litigation during 2005 until the Court issues its final approval of the settlement and the plaintiffs receive their payments, and until we resolve an ongoing action with one of our insurance carriers.

Our future profitability will be impacted by, among other things, our ability to expand our service offerings to existing customers as well as our ability to obtain new customers especially within the vertical markets where we have had the most success, including the financial services industry and the healthcare industry. We also need to continue to explore and grow new vertical markets. Our profitability is also impacted by our ability to manage costs and mitigate the effects of foreign currency exchange risk. Our business is very labor intensive and consequently, in an effort to reduce costs and be as competitive as possible in the marketplace, we have been reallocating some of our services to near-shore and offshore contact centers, which typically have lower labor costs.

Some of these benefits, however, are offset by the expanded training and associated costs we may incur because of the variety of services we provide. Many of our customer care services require more complex and costly training processes during the start-up period and to the extent we cannot bill these amounts to our clients, our profitability will be impacted. In addition to the more complex training, the employees who work on our customer care programs are generally paid a higher hourly rate because of the more complex level of services they are providing.

We believe that our continued success for the remainder of 2005 will be largely dependent on our ability to continue capturing new marketing and customer service contracts, maintaining stabilized Sales revenue and leveraging the investments we have made in our infrastructure by expanding our business service offerings. We believe that major corporations will continue to leverage the skills of companies like ours and that the functions outsourced by companies will continue to expand beyond the contact center services that currently comprise the large majority of our business. To capitalize on these opportunities, we will continue to enhance the technologies we use. We plan to leverage our existing strength in the financial services, insurance and healthcare markets and provide additional business services to our customers in these industries. In addition, we intend to expand our position in other vertical markets, including government, technology and consumer electronics.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These generally accepted accounting principles require Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Our significant accounting policies are described in the footnotes to our audited consolidated financial statements, which are included in our Annual Report on Form 10-K filing for the year ended December 31, 2004. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require Management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results. Our senior Management has reviewed these critical accounting policies and estimates with our audit committee.

Revenue Recognition

We recognize revenue as services are performed, generally based on hours of work incurred. Revenue is typically calculated based on contracted hourly rates with customers.

In order to provide our business services solutions, we may incur certain up front project set-up costs specific to each customer contract. In certain instances, we can bill the customer for these costs; however, because the delivered item (project set-up costs) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent we have billed these costs and there are no customer issues with collection, we will defer the project set-up costs and amortize such amounts as the services are provided over the remaining contract term or until contract termination. The costs incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue. Total deferred revenue was $2.8 million and $4.3 million as of March 31, 2005 and December 31, 2004, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets. The deferred revenue related to up front project set-up costs was $2.3 million and $1.6 million as of March 31, 2005 and December 31, 2004, respectively. The deferred costs are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The deferred costs totaled $1.7 million and $1.1 million at March 31, 2005 and December 31, 2004, respectively.

We believe our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition of Financial Statements” and Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”

Allowance for Doubtful Accounts

Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. Management continuously monitors collections and payments from customers and maintains an allowance for uncollectible accounts based upon our historical write-off experience and any specific customer collection issues that have been identified. Other items considered in estimating the allowance for uncollectible accounts include the age of the receivables, the financial status of our customers and general economic conditions. While we believe the reserve estimate to be appropriate, it may be necessary to adjust the allowance for doubtful accounts if actual bad debt expense exceeds the estimated reserve. We are subject to concentration risks as certain of our customers and industries we support generate a high percentage of our total revenue and corresponding receivables. Accounts receivable as of March 31, 2005 and December 31, 2004, was approximately $67.8 million and $64.8 million, respectively, representing approximately 43% and 40% of total assets, respectively. Given the significance of accounts receivable to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Impairment of Long-Lived Assets

We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of our long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. Some of the more important factors we consider include our financial performance relative to our expected and historical performance, significant changes in the way we manage our operations, negative events that have occurred, and negative industry and economic trends. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the assets, generally determined based on the present value of expected future cash flows associated with the use and ultimate disposition of the asset. No impairments have been recorded during 2005 or 2004. Net property and equipment as of both March 31, 2005 and December 31, 2004 totaled $56.3 million and represented approximately 35% of total assets for each period presented.

Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are recorded as a result of business combinations. As of both March 31, 2005 and December 31, 2004, we had $3.5 million and $3.3 million of goodwill, respectively. We also had $864,000 and $953,000 of other intangible assets, net of amortization, at March 31, 2005 and December 31, 2004, respectively. An impairment of these assets could have a significant impact on our results of operations. An impairment exists when events have occurred or circumstances exist that would cause the fair value of these assets to fall below their carrying value. Although goodwill is no longer required to be amortized, we are required to perform an annual impairment review of our goodwill. This impairment review is performed in the fourth quarter of each year. The impairment assessment is performed using projected cash flows. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist that could indicate an impairment of our goodwill. For the three-

month periods ended March 31, 2005 and 2004, there were no impairment charges taken against goodwill or other intangible assets.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, Management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized through future taxable income. As of March 31, 2005, we had recorded valuation allowances totaling $3.2 million against deferred tax assets that we had recorded for net operating loss carryforwards and certain Federal tax credits. The total amount of these deferred tax assets, before the valuation allowance, was approximately $5.5 million. Although realization is not assured with our deferred tax assets, our Management believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. We will continue to evaluate and assess the realizability of all deferred tax assets and adjust valuation allowances, if required in the future.

Restructuring Charges

As of March 31, 2005, we had a remaining accrual of $1.6 million for the amount of estimated costs required to terminate the leases and close the facilities included in the December 2002 restructuring. The original charge of $8.9 million consisted of severance, site closure costs and asset impairments. Certain estimates were made in determining the amount of the charge for site closure costs and asset impairments, but no estimate for sublease income was made, given the market conditions at that time and the inability to find suitable tenants. The amount of the charge will be subject to change over time if a suitable tenant is identified or to the extent we are able to negotiate early lease terminations.

For the three months ended March 31, 2005, the only activity in the accrual was payments of $240,000 for the ongoing lease obligations.

Accounting for Contingencies

In the ordinary course of business, we have entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, we could be subject to litigation, claims or assessments arising from any or all of these relationships, or from our relationships with our employees. Management accounts for contingencies such as these in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies.” SFAS No. 5 requires an estimated loss contingency be recorded when information available prior to issuance of a company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS No. 5 and its interpretations further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the range shall be accrued. Accounting for contingencies arising from contractual, tax, or legal proceedings requires Management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency that significantly exceeds the amount accrued could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

At December 31, 2004, we had recorded an accrual related to the Shingleton litigation. Our accrual at December 31, 2004, was $14.8 million and reflected amounts that were agreed upon in a settlement that was announced on March 1, 2005. In March 2005, we made payments of $14.75 million, in two installments, to satisfy our obligations under the settlement. These payments were partial funded with $2.67 million of insurance proceeds that we received. As of March 31, 2005, the only remaining portion of our accrual is the estimate for certain payroll taxes of $53,000. This amount will be paid when the class distribution of the settlement is finalized. This amount is recorded in accrued expenses on our condensed consolidated balance sheet at March 31, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statements of Cash Flows.” SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25, and will require instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS No. 123R until the fiscal year beginning after June 15, 2005. We expect to adopt SFAS No. 123R in January 2006.

Public companies are required to adopt the new standard using a modified prospective method ormay elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. We have not yet determined the method of adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial position and results of operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004:

	Three months ended March 31,		% change
(dollars in thousands)	2005	2004
Revenue:	$94,019	$77,098	21.9%

Services	61,416	49,534	24.0%
Sales	32,603	27,564	18.3%

Average Number of Workstations in Production	9,272	8,398

The $16.9 million increase in revenue for the three months ended March 31, 2005, as compared to March 31, 2004, was primarily due to client programs for marketing and customer care services that were added in the latter part of 2004. The revenue from these programs, which we began to realize in the latter part of 2004, continued into 2005. Our Services revenue continued to grow in the first quarter of 2005 and increased by $11.9 million over the first quarter of 2004. Our Sales revenue, which has maintained relatively consistent levels since the sharp decline in mid-2003 caused by the enactment of Federal legislation, increased by $5.0 million in the first quarter of 2005 compared to the first quarter of 2004. Total revenue per average workstation in the first quarter of 2005 increased by 10% over the prior year, reflecting increased utilization of our existing workstations, as we did not add a significant number of new workstations in the first quarter of 2005.

As we continue to perform work for our customers in near-shore and offshore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. Changes in foreign exchange rates had a positive impact on total revenue of $874,000 for the first quarter of 2005 compared to the first quarter of 2004 and was primarily due to changes in the Canadian dollar, the Euro and the British pound sterling.

For the three months ended March 31, 2005 and 2004, one customer, Virgin Mobile, accounted for 11% and 12% of our revenue, respectively. No other customers accounted for 10% or more of our revenue in the first quarter of 2005 or the first quarter 2004.

	Three months ended March 31,		% change
(dollars in thousands)	2005	2004
Cost of Services:	$56,562	$46,411	21.9%

Labor costs	40,992	33,163	23.6%
Telecom costs	4,554	4,843	-6.0%
Other direct costs	11,016	8,405	31.1%

As a Percentage of Revenue
Total Cost of Services	60.2%	60.2%

Our cost of services consists primarily of direct labor costs associated with our telephone service representatives (TSRs) and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance costs, other billable labor costs and support services costs.

For the three months ended March 31, 2005, our cost of services increased by $10.2 million compared to the three months ended March 31, 2004. This increase was driven primarily by labor cost increases of $7.8 million. Labor costs are impacted by volume, foreign exchange and changes in hourly payroll rates Our labor cost per production hour for the first quarter of 2005 was $11.31 compared to $11.33 for the first quarter of 2004 and reflects an overall decrease in wage rates of approximately 3%, offset by the impact of foreign currency. The true driver behind the increase in labor cost however, was increased production hours necessary to support our growth in services to our customers.

Lower telecommunications costs offset some of these increases. We are starting to benefit from advances made in the technologies we use in providing our services, as well as some lower per-minute rates and volume discounts we obtained from some of our telephone carriers. Our telecommunications cost per production hour decreased 24% to $1.26 for the first quarter of 2005 from $1.66 for the first quarter of 2004.

Other direct costs increased primarily due to increases in support work for our client programs. We also incurred increased costs related to quality assurance, which is expected as our volume of business increases.

Foreign currency exchange rates had an overall impact of increasing our cost of services by $1.3 million in the first quarter of 2005 compared to the first quarter of 2004.

	Three months ended March 31,		% change
(dollars in thousands)	2005	2004
Selling, General and Administrative Expenses:	$34,973	$29,498	18.6%

Salaries, benefits and other personnel-related costs	14,452	11,847	22.0%
Facilities and equipment costs	12,438	11,042	12.6%
Depreciation and amortization	5,078	4,070	24.8%
Other SG&A costs	3,005	2,539	18.4%

As a Percentage of Revenue
Total SG&A	37.2%	38.3%

Selling, general and administrative (“SG&A”) expenses primarily comprise salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization.

SG&A expenses increased by $5.5 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. The increase was primarily due to increased facilities costs along with increases in salaries and benefits. Our facilities costs, which consist primarily of rental fees, increased by $1.4 million and are a reflection of our expansion. Part of this expansion included a new contact center we opened in the Philippines in mid 2004, the costs of which were not incurred during the first quarter of 2004. Also contributing to the increase are increased costs relating to a new contact center in the United States. Salaries and benefits costs increased primarily due to headcount increases worldwide. Approximately 34% of our SG&A expenses were incurred in foreign locations, which are subject to changes in foreign exchange rates. Foreign exchange rates had the effect of increasing SG&A expenses by approximately $514,000 in first quarter of 2005, compared to the first quarter of 2004. This foreign exchange impact was partially offset by approximately $301,000 of gains recorded on our hedging instruments. As a percentage of revenue, our SG&A expenses declined in the first quarter of 2005, compared to the first quarter of 2004, primarily as a result of our ability to handle a portion of the increased revenue with our existing infrastructure.

	Three months ended March 31,		% change
(dollars in thousands)	2005	2004
Litigation Costs:	$477	$560	-14.8%

Our litigation costs declined for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to the settlement of the Shingleton litigation, which was announced on March 1, 2005. Many of the costs incurred during the first quarter of 2005 were related to settlement discussions that ultimately resulted in an agreement. We will continue to incur litigation costs associated with this litigation, although at a reduced level, until (1) the Court gives us final approval on the settlement, which is expected in the coming months, and the Class members are paid and (2) a resolution is achieved to the action that is ongoing with one of our insurance carriers.

	Three months ended March 31,		% change
(dollars in thousands)	2005	2004
Interest Expense, Net:	$487	$294	65.6%

Interest expense is shown net of interest income on our investments. The increase of $193,000 in interest expense, net for the three months ended March 31, 2005, over the same period in 2004 reflects additional net borrowings against our line of credit, higher interest rates and less investment income. Our additional net borrowings reflect our capital expansion, as well as borrowings needed to replenish working capital subsequent to the payment of the Shingleton settlement. The weighted average interest rate on amounts outstanding under the Credit Facility was 4.4% for the three months ended March 31, 2005, as compared to 3.5% for the three months ended March 31, 2004.

	Three months ended March 31,		% change
(dollars in thousands)	2005	2004
Income Tax Provision:	$456	$111	310.8%

Our income tax provision for the three months ended March 31, 2005, increased $345,000 from the three months ended March 31, 2004, primarily due to increased income from operations, partially offset by a decrease in our overall tax rates. For the first quarter of 2005, the effective tax rate was approximately 30% compared to approximately 33% in the first quarter of 2004. The decrease in the effective tax rate reflects changes in our business mix on a tax jurisdiction basis. We also have higher profits in some locations where we benefit from lower tax rates as compared to other jurisdictions in which we do business.

Quarterly Results and Seasonality

We have experienced and expect to continue to experience quarterly variations in our operating results, principally as a result of the timing of client programs (particularly programs with substantial amounts of upfront project set-up costs), the commencement and expiration of contracts, the timing and amount of new business we generated, our revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of existing and new business units, competitive industry conditions and litigation costs.

Historically, our business tends to be the strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season. In addition, our operating expenses typically increase during the third quarter in anticipation of higher demand during the fourth quarter.

Liquidity and Capital Resources

At March 31, 2005, we had $11.9 million of cash and cash equivalents compared to $11.4 million at December 31, 2004. We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our revolving credit facility (the Credit Facility.) The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility, costs of operations, litigation defense and business combinations.

Cash From Operations

Cash used in operations for the three months ended March 31, 2005 was $1.6 million and cash provided by operations for the three months ended March 31, 2004 was $512,000.

Cash used in operations for the three months ended March 31, 2005, was caused primarily by an increase in working capital of $8.4 million, partially offset by net income of $1.1 million and non-cash expenses of $5.7 million, primarily depreciation and amortization. The increase in working capital was primarily due to the payment of the Shingleton litigation of $14.75 million and increases in accounts receivable of $3.2 million, offset by $2.67 million of insurance proceeds received and favorable changes in other working capital accounts of $6.9 million.

Cash provided by operations for the three months ended March 31, 2004, was generated by net income of $224,000, and non-cash expenses of $4.2 million, primarily depreciation and amortization, offset by changes in working capital. Net working capital changes reduced cash flow from operations by approximately $3.9 million. The change in working capital was primarily due to an increase in our accounts receivable balance of $5.8 million, partially offset by favorable changes in liabilities and prepaid expenses.

Credit Facility

For the three months ended March 31, 2005 and 2004, we had net borrowings of $8.5 million and $1.0 million, respectively. The primary use of these borrowings in 2005 was to fund a portion of the settlement reached in the Shingleton litigation. In 2004, the primary use of these borrowings was to fund a portion of capital expenditures.

On January 31, 2005, we amended the Credit Facility to revise the definition of “Consolidated EBITDA” such that any non-cash accruals and cash payments made by the Company during 2005, not exceeding $15.0 million in the aggregate, relating to or in settlement of the Shingleton class action litigation, shall be added back to Consolidated Net Income (as defined in the Credit Agreement) for the purpose of calculating Consolidated EBITDA under the Credit Agreement. This amendment allowed us to remain in compliance with our covenants upon payment of the settlement amounts in the Shingleton litigation.

We were in compliance with all of the covenants under the Credit Facility as of March 31, 2005.

Litigation

We have spent significant resources defending the Company in the current class action and related litigation. Our associated legal costs for the three months ended March 31, 2005 and 2004, were approximately $477,000 and $560,000, respectively.

On March 1, 2005, we announced a settlement with the plaintiffs in the Shingleton. Under the terms of the settlement, ICT, while continuing to dispute the plaintiffs’ allegations and without admitting liability or wrongdoing, agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law of thirty days plus interest, which was being sought for all class members regardless of the amount of wages allegedly unpaid.

Our accrual at December 31, 2004, was $14.8 million, which included the settlement amount disclosed above and approximately $53,000 for certain payroll taxes. In March 2005, we made payments of $14.75 million, in two installments, to satisfy our obligations under the settlement. This payment was funded with cash-on-hand, borrowings under our Credit Facility and proceeds from responsive insurance coverage.

We sought insurance coverage for part of the damages in this litigation under our Directors and Officers policies that were in effect with two insurers. We received a payment of $2.67 million in March 2005 from one of the insurers.

We continue to pursue a pending lawsuit against another insurer, seeking to recover the $5.0 million policy limits and attorneys’ fees and costs. In that litigation, the Court has issued rulings favorable to us, rejecting the two primary defenses of that insurer. If we are successful in recovering payments from this insurer, the amounts recovered would be recognized in the period received.

The only remaining portion of our accrual is the estimate for certain payroll taxes of $53,000. This amount will be paid when the class distribution of the settlement is finalized. This amount is recorded in accrued expenses in our condensed consolidated balance sheet at March 31, 2005.

Capital Expenditures and Business Combinations

For the three months ended March 31, 2005, we spent $5.2 million on capital expenditures compared to $4.5 million for the three months ended March 31, 2004. For each period, these amounts represented most of our investing activities. Our capital expenditures related to the opening of a new domestic facility as well as outfitting another facility that we plan to open in the second quarter of 2005.

There were 9,279 workstations in operation at March 31, 2005, compared to 9,264 workstations at December 31, 2004 and 8,473 at March 31, 2004.

On March 31, 2005, we made an additional payment of $178,000 relating to our 2002 acquisition of Grupo TeleInter, S.A. de C.V. This payment was subject to the original acquisition agreement and was based on the cumulative 2004 and 2003 final operating results. The maximum amount that could have been paid under this arrangement was $750,000.

Our operations will continue to require significant capital expenditures to support the growth of our business. Historically, equipment purchases have been financed through cash generated from operations, the Credit Facility, our ability to acquire equipment through operating leases, and through capitalized lease obligations with various equipment vendors and lending institutions. We believe that cash-on-hand, together with cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under our Credit Facility will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months.

Commitments and Obligations

As of March 31, 2005, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from continuing operations. We would also consider accessing capital markets to meet our needs, although we can make no assurances that this type of financing would be available when we need it. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

FORWARD - LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the appropriateness our reserves for contingencies, the realizability of our deferred tax assets, our ability to finance our operations and capital requirements into 2006, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and the customers we targets, the benefits of certain technologies we have acquired or plan to acquire and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

Some factors that could prevent us from achieving our goals—and cause the assumptions underlying the forward-looking statements and our actual results to differ materially from those expressed in or implied by those forward-looking statements—include, but are not limited to, the following: (i) the competitive nature of the outsourced business services industry and our ability to distinguish our services from other outsourced business services companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) economic, political or other conditions which could alter the desire of businesses to outsource certain sales and service functions and our ability to obtain additional contracts to manage outsourced sales and service functions; (iii) the cost to defend or settle litigation against us or judgments, orders, rulings and other developments in litigation against us; (iv) Government regulation of the telemarketing industry, such as the Do-Not-Call legislation; (v) our ability to offer value-added services to businesses in our targeted industries and our ability to benefit from our industry specialization strategy; (vi) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (vii) equity market conditions; (viii) technology risks, including our ability to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive, as well as costs to implement these new technologies; (ix) the results of our operations, which depend on numerous factors including, but not limited to, the timing of clients’ teleservices campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by us, our revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the outsourced business services industry and the overall economy; (x) terrorist attacks and their aftermath; (xi) the outbreak of war, and (xii) our capital and financing needs.

All forward-looking statements included in this report are based on information available to us as of the date of this report, and we assume no obligation to update these cautionary statements or any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our Credit Facility. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair market value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1% change (100 basis points) in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $107,000 for the three months ended March 31, 2005. The rate on the $47.5 million of outstanding borrowings at March 31, 2005, approximated market rates; thus, the fair value of the debt approximates its reported value. In the past, Management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider these instruments to manage the impact of changes in interest rates based on Management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

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

Since 2003, Management has executed a strategy to hedge a portion of anticipated operating costs and payables associated with the CAD, primarily payroll expenses, rental expenses and other known recurring expenses, on a monthly basis to mitigate the impact of exchange rate fluctuations. The expansion of operations in the Philippines has increased the level of currency exposure in that operation; however, the exchange rate of the Philippine peso against the USD has historically not fluctuated significantly.

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies could have had an impact of approximately $513,000 on our earnings for the three months ended March 31, 2005, before the consideration of any income or loss resulting from our hedging activities.

Item 4.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

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

From time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For more information on the legal proceedings we are involved in, please refer to Note 5 in the footnotes to the financial statements contained in this Quarterly Report on Form 10-Q. The disclosure in Note 5 is incorporated by reference into this Item 1.

Item 6.	Exhibits

10.39	Proposed Settlement Agreement for the Shingleton class action litigation, dated February 25, 2005

10.40	Settlement Agreement and Mutual Release with Federal Insurance Company, dated February 25, 2005

10.41	Amended and Restated Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated April 1, 2004

10.42	Voting Agreement among John J. Brennan, Eileen Brennan Oakley and the Company, dated April 1, 2004

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification

32.1	Chief Executive Officer’s Section 1350 Certification

32.2	Chief Financial Officer’s Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ICT GROUP, INC.

Date: May 3, 2005	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and Chief Executive Officer

Date: May 3, 2005	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President Corporate Finance, Chief Financial Officer and Assistant Secretary