Form 10-Q
period 2005-06-30
ICT GROUP INC
filed 2005-08-01
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number: 0-20807

ICT GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2458937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Brandywine Boulevard, Newtown, PA	18940
(Address of principal executive offices)	(Zip code)

267-685-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange

Act)    YES   ☒    NO  ☐

As of August 1, 2005, there were 12,752,037 outstanding shares of common stock, par value $0.01 per share, of the registrant.

ICT GROUP, INC.

ICT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,375	$11,419
Accounts receivable, net	65,908	64,848
Prepaid expenses and other	9,983	14,332
Deferred income taxes	6,196	7,410

Total current assets	96,462	98,009

PROPERTY AND EQUIPMENT:
Communications and computer equipment	119,957	113,593
Furniture and fixtures	26,122	25,495
Leasehold improvements	20,151	19,855

	166,230	158,943
Less: Accumulated depreciation and amortization	(110,880)	(102,645)

	55,350	56,298

OTHER ASSETS	7,232	6,269

	$159,044	$160,576

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,135	$16,853
Accrued expenses	21,036	16,399
Income taxes payable	694	1,215
Accrued litigation	—	14,803

Total current liabilities	39,865	49,270

LINE OF CREDIT	46,000	39,000
OTHER LIABILITIES	2,068	2,259
DEFERRED INCOME TAXES	1,099	1,099

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 12,752 and 12,646 shares issued and outstanding	128	127
Additional paid-in capital	51,556	51,756
Retained earnings	18,199	15,391
Accumulated other comprehensive income	129	1,674

Total shareholders’ equity	70,012	68,948

	$159,044	$160,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUE	$96,991	$75,511	$191,010	$152,609

OPERATING EXPENSES:
Cost of services	58,155	45,197	114,717	91,608
Selling, general and administrative	35,594	29,021	70,567	58,519
Litigation costs	91	445	568	1,005

	93,840	74,663	185,852	151,132

Operating income	3,151	848	5,158	1,477

INTEREST EXPENSE, net of interest income of $40 and $26 for the three months and $85 and $61 for the six months	659	325	1,146	619

Income before income taxes	2,492	523	4,012	858

INCOME TAX PROVISION	748	173	1,204	284

NET INCOME	$1,744	$350	$2,808	$574

EARNINGS PER SHARE:

Basic earnings per share	$0.14	$0.03	$0.22	$0.05

Diluted earnings per share	$0.14	$0.03	$0.22	$0.04

Shares used in computing basic earnings per share	12,705	12,546	12,677	12,531

Shares used in computing diluted earnings per share	12,897	12,918	12,889	12,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,808	$574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,151	8,315
Tax benefit of stock option exercises	11	63
Deferred income taxes	564	—
Amortization of deferred financing costs	104	105
Gain on sale of property and equipment	(184)	—
Asset impairment	440	—
(Increase) decrease in:
Accounts receivable	(1,550)	(4,435)
Prepaid expenses and other	4,199	(1,820)
Other assets	(423)	(108)
Increase (decrease) in:
Accounts payable	1,508	3,610
Accrued expenses and other liabilities	4,613	(1,945)
Income taxes payable	(522)	383
Accrued litigation	(14,750)	—

Net cash provided by operating activities	6,969	4,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,929)	(11,561)
Proceeds from sale of property and equipment	249	—
Business acquisitions	(178)	(3,011)

Net cash used in investing activities	(9,858)	(14,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	18,500	20,000
Payments on line of credit	(11,500)	(14,000)
Cash paid for debt issuance costs	(592)	—
Proceeds from exercise of stock options	28	196

Net cash provided by financing activities	6,436	6,196

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(591)	(1,508)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,956	(5,142)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,419	12,091

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,375	$6,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts in the financial statements have been reclassified to conform to current period presentation. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Unless the context indicates otherwise, “ICT,” “the Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

Note 2: LINE OF CREDIT AND LONG-TERM DEBT

On June 24, 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”).

The Credit Facility, which amended our existing three-year $100 million revolving credit facility, is structured as a $125 million secured revolving facility with a $5 million sub-limit for swing line loans and a $30 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50 million accordion feature, which will allow us to increase our borrowing capacity to up to $175 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The amendment extends the maturity date from December 2, 2006 to June 24, 2010.

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. We have two borrowing options, either a “Base Rate” option, under which interest rate is calculated using the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, plus a spread ranging from 0% to 0.75%, or a “Eurocurrency Rate” option, under which interest rate is calculated using LIBOR plus a spread ranging from 1.00% to 2.25%. The amount of the spread under each borrowing option depends on our ratio of funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, interest income, income taxes, and depreciation and amortization and certain other charges).

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a quarterly commitment fee ranging from 0.20% to 0.50% of the unused amount. Under the Credit Facility, upon the occurrence of an event of default, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable.

We incurred $592,000 of debt issuance costs associated with the Credit Facility. These costs are being deferred and will be amortized over the five-year term of the Credit Facility. The unamortized issuance costs associated with the original credit facility of $306,000 will also be amortized over the new five-year term.

As of June 30, 2005, we were in compliance with all covenants contained in the Credit Facility.

At June 30, 2005, $46.0 million of borrowings was outstanding under the Credit Facility and was classified as a long-term liability. There were no outstanding foreign currency loans nor were there any outstanding letters of credit at June 30, 2005. The amount of the unused Credit Facility at June 30, 2005, was $79.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized by substantially all of our assets, as well as the capital stock of our subsidiaries.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income	$1,744	$350	$2,808	$574

Basic earnings per share:
Weighted average shares outstanding	12,705	12,546	12,677	12,531
Net income per share	$0.14	$0.03	$0.22	$0.05

Diluted earnings per share:
Weighted average shares outstanding	12,705	12,546	12,677	12,531
Dilutive shares resulting from common stock equivalents (1)	192	372	212	399

Weighted average shares and common stock equivalents outstanding	12,897	12,918	12,889	12,930
Net income per share	$0.14	$0.03	$0.22	$0.04

(1)	Excluded from the calculation of diluted shares is the effect of the exercise of options to purchase 530,000 and 384,000 shares for the three months ended June 30, 2005 and 2004, respectively and 530,000 and 333,000 shares for the six months ended June 30, 2005 and 2004, respectively, as giving effect to such exercises would be antidilutive.

We use the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Deferred compensation is recorded for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share at the measurement date, which is generally the grant date. Typically, the exercise price of the options equals the market price at the date of grant. For the three and six month periods ended June 30, 2005 and 2004, we did not record any stock-based compensation expense. For option grants to non-employees, we apply fair value accounting in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had compensation cost for our stock-based compensation plans been determined under SFAS No. 123, net income and earnings per share would have been decreased to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2005	2004	2005	2004
Net income, as reported	$1,744	$350	$2,808	$574

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	70	149	154	235

Pro forma net income	$1,674	$201	$2,654	$339

Diluted earnings per share, as reported	$0.14	$0.03	$0.22	$0.04
Pro forma diluted earnings per share	$0.13	$0.02	$0.20	$0.03

The weighted average fair value of the options granted during the three months ended June 30, 2005 and 2004, is estimated at $6.66 and $8.21 per share, respectively. The weighted average fair value of the options granted during the six months ended June 30, 2005 and 2004, is estimated at $6.95 and $8.70 per share, respectively. These estimates, calculated on the date of grant, are derived from the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	70%	61%	70%	63%
Risk free interest rate	4.00%	4.50%	4.05%	4.41%
Expected life	8.0 years	8.0 years	8.0 years	8.0 years

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Net income	$1,744	$350	$2,808	$574
Derivative instruments, net of tax	34	(43)	(323)	15
Foreign currency translation adjustments	82	(1,037)	(1,222)	(1,568)

Comprehensive income (loss)	$1,860	$(730)	$1,263	$(979)

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

On March 1, 2005, we announced a settlement with the plaintiffs in this litigation. Under the terms of the settlement, we, without admitting any liability or wrongdoing, agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law of 30 days wages plus interest, which was being sought for all class members regardless of the amount of wages allegedly unpaid.

Because this settlement was a subsequent event that occurred prior to the release of our consolidated financial statements for the year ended December 31, 2004, and provided additional evidence on a matter that existed at the balance sheet date, we reflected the financial outcome of this settlement in our consolidated financial statements as of December 31, 2004.

Our accrual at December 31, 2004, was $14.8 million, which included the settlement amount disclosed above and approximately $53,000 for certain payroll taxes. In March 2005, we made payments of $14.75 million to satisfy our obligations under the settlement. This payment was funded partially with cash-on-hand and partially with borrowings under our Credit Facility.

On June 27, 2005, the Court approved the proposed settlement agreement that was announced on March 1, 2005. The only remaining portion of our accrual is the estimate for certain payroll taxes of $53,000. This amount will be paid when the wage portion of the class distribution is distributed, which is expected to occur during the third quarter of 2005. This amount is recorded in accrued expenses in our condensed consolidated balance sheet at June 30, 2005.

We sought insurance coverage for part of the damages in this litigation under our Directors and Officers policies that were in effect with two insurers. We received a payment of $2.67 million in March 2005 from one of the insurers. The insurance proceeds were recorded as a receivable within prepaid expenses and other assets on our consolidated balance sheet at December 31, 2004.

We continue to pursue litigation against the other insurer, seeking to recover the $5.0 million policy limits and attorneys’ fees and costs. In that litigation, the Court has issued rulings favorable to us, including rejecting the two primary defenses of that insurer. If we are successful in recovering payments from this insurer, the amounts recovered would be recognized in the period received.

In addition to the Shingleton litigation, we are a co-defendant in 12 putative consumer class action lawsuits filed against Time Warner, Inc., or America Online, in various state and federal courts during the period from July 2003 to December 2004. No class has been certified in any of these suits. We believe the allegations against us are without merit and intend to vigorously defend against them, including seeking dismissals and summary judgments, as appropriate. America Online is paying for our defense and has agreed to indemnify us against any costs or damages that we may incur as a result of these lawsuits. All of these suits allege that America Online, a customer of ICT, violated consumer protection laws by charging members for accounts they purportedly did not agree to create and that America Online and ICT violated consumer protection laws in the handling of subscribers’ calls seeking to cancel accounts and obtain refunds of amounts paid for such accounts. America Online contracted with us to answer customer service calls from America Online subscribers in accordance with instructions provided by America Online. America Online employees and other call center contractors also answered customer service calls from subscribers using the same instructions. Nine of the lawsuits that were filed in, or removed to, Federal court have been centralized in the Central District of California for consolidated or coordinated pre-trial proceedings pursuant to a February 27, 2004 order of the Judicial Panel on Multidistrict Litigation (the “MDL Litigation”). The defendants’ Motion to Dismiss that complaint was denied. The three remaining lawsuits were filed and remain in state courts.

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

On May 9, 2005, the judge in the MDL Litigation issued an order enjoining America Online and ICT from proceeding with the settlement in St. Clair County, Illinois, to the extent that the settlement releases the plaintiffs’ claims in the MDL Litigation. America Online and ICT have appealed this decision to the United States Court of Appeals for the Ninth Circuit.

On June 22, 2005, one of the putative consumer class action lawsuits filed in the U.S. District Court for the Middle District of Louisiana was settled by agreement of the parties, and the Court issued a joint motion to dismiss the matter with prejudice. Consistent with America Online’s agreement to indemnify us against any costs or damages that we may incur as a result of these lawsuits, all costs and payments associated with the settlement were paid by America Online.

Note 6: FACILITIES

Effective July 1, 2005, we executed an early termination of a facilities lease. This facilities lease had originally been entered into at the request of a former customer and the lease term ran through September 2006. While we were able to exit the lease without any penalties being assessed by the landlord, we did have a significant amount of assets, including leasehold improvements, associated with this facility. We were able to redeploy a portion of these assets. The remaining carrying value of assets that were not redeployed of $440,000 was written off as impaired assets. We were able to recover $125,000 from this former customer, as part of an early contract termination agreement signed in May 2005, which partially offset this write-off. Both of these amounts were recorded through selling, general and administrative costs in the condensed consolidated statement of operations.

In February 2005, we moved our Australian operations into a new facility. In April 2005, we signed an agreement to sell the furniture and fixtures from the prior facility to the new tenants and recognized a gain on the sale of approximately $184,000. This gain was recorded through selling, general and administrative costs in the condensed consolidated statement of operations.

Note 7: OPERATING AND GEOGRAPHIC INFORMATION

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we believe that we have one reportable segment. Our services are provided through contact centers located throughout the world and include customer care management services as well as inbound and outbound telesales, database marketing services, marketing research services, technology hosting services, and data management and collection services on behalf of customers operating in our target industries. Technological advancements have allowed us to better control production output at each contact center by routing customer call lists to different centers depending on capacity. A contact center and the technology assets utilized by the contact center may have different geographic locations. Accordingly, many of our contact centers are not limited to performing only one of the above-mentioned services; rather, they can perform a variety of different services for different customers in different geographic markets.

The following table shows information by geographic area. For the purposes of our disclosure, revenue is attributed to countries based on the location of the customer being served and property and equipment is attributed to countries based on physical location of the asset.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
United States	$75,114	$60,487	$149,482	$119,272
Canada	10,847	6,631	20,435	16,266
Other foreign countries	11,030	8,393	21,093	17,071

	$96,991	$75,511	$191,010	$152,609

	June 30, 2005	December 31, 2004
Property and equipment, net:
United States	$30,659	$29,052
Canada	9,222	10,928
Philippines	8,707	8,663
Other foreign countries	6,762	7,655

	$55,350	$56,298

Note 8: DERIVATIVE INSTRUMENTS

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

The forward contracts and currency options that are used to hedge these exposures are designated as cash flow hedges. The gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income in shareholders’ equity until settlement of the contract occurs. Settlement occurs in the same period that the hedged item affects earnings. Any gain or loss from the ineffective portion of the hedge that exceeds the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in the current period. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item. Any related gains and losses on derivative instruments are recorded in selling, general and administrative costs in the condensed consolidated statements of operations.

For the three months ended June 30, 2005 and 2004, we realized gains (losses) of ($260,000) and $139,300 on the derivative instruments, respectively. For the six months ended June 30, 2005 and 2004 we realized gains of $41,000 and $197,300 on the derivative instruments, respectively. Realized gains and losses are recorded in selling, general and administrative expenses in our condensed consolidated statements of operations. The fair value of outstanding derivative instruments is recorded on our condensed consolidated balance sheets. As of June 30, 2005 the fair value of outstanding derivative instruments was a liability of approximately $55,800 ($36,000, net of tax). At December 31, 2004, the fair value of outstanding derivative instruments was an asset of approximately $429,000 ($287,000, net of tax). The outstanding derivative instruments at June 30, 2005 hedge a portion of anticipated operating costs and payables associated with the CAD from July 2005 through December 2005.

Note 9: CORPORATE RESTRUCTURING

The following is a rollforward of the accrual associated with our December 2002 corporate restructuring:

(in thousands)	Accrual at December 31, 2004	Cash Payments	Accrual at June 30, 2005
Lease obligations and facility exit costs	$1,835	$(441)	$1,394

During 2005, we did not enter into any sublease arrangements nor did we negotiate any termination settlements for the facilities that remain under contract. All cash payments made were related to the ongoing lease obligations.

We continue to evaluate and update our estimate of the remaining liabilities. At June 30, 2005 and December 31, 2004, $888,000 and $1.2 million of the restructuring accrual is recorded in other liabilities in the condensed consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. As of June 30, 2005, the expiration dates of the remaining equipment leases and facilities leases range from 2005 to 2009. The balance of the restructuring accrual is included in accrued expenses in our condensed consolidated balance sheet at June 30, 2005 and December 31, 2004.

Note 10: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, supercedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25, and will require instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS No. 123R until the fiscal year beginning after June 15, 2005. We expect to adopt SFAS No. 123R in January 2006.

Public companies may adopt the new standard using a modified prospective method or they may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. We have not yet determined the method of adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global provider of outsourced customer management and business process outsourcing solutions. Our comprehensive, balanced mix of sales, service, marketing and technology solutions includes: customer care/retention, technical support and customer acquisition, cross-selling/up-selling as well as market research, database marketing, data capture/collection, e-mail management, collections and other back office business processing services. We provide our services through contact centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, Barbados and the Philippines. In total, we have 43 contact centers from which we support domestic and multinational corporations and institutions, primarily in the financial, insurance, healthcare, telecommunications, information technology, consumer electronics industries and government.

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

Results for the six months ended June 30, 2005, included the following:

•	Increased revenue, which grew 25% compared to the same period in 2004.

•	Continued growth in our Services business, where revenue grew 29% as compared to the first six months of 2004.

•	An increase in our Sales business where revenue grew 19% compared to the first six months of 2004.

•	A decrease in litigation costs to $568,000 as compared to the prior year litigation costs of $1.0 million.

•	Payment of $592,000 of debt issuance costs associated with the amendment of our Credit Facility.

We improved our operations in 2005 due to our success in growing our customer base, particularly in providing customer care management services, which command higher revenue rates, in our key vertical markets. We were also able to control our direct operating costs for labor and telecommunications. Our centralized technology infrastructure, implemented in 2004, continues to help us achieve savings in our telecommunications costs as well as increase the utilization of our workstations and software licenses.

On March 1, 2005, we announced a settlement to resolve the Shingleton litigation. Under the terms of the settlement, we, without admitting liability or wrongdoing, agreed to pay $14.75 million to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages required by the Wage Act. We subsequently made this payment in March 2005 using cash-on-hand, borrowings under our Credit Facility, and $2.67 million of proceeds from responsive insurance coverage. Although the Court approved the settlement agreement on June 27, 2005, we will continue to incur legal expenses, but at a reduced level, relating to this litigation during 2005 until the plaintiffs receive their payments, and until we resolve an ongoing action with one of our insurance carriers.

Our future profitability will be impacted by, among other things, our ability to expand our service offerings to existing customers as well as our ability to obtain new customers, especially within the vertical markets where we have had the most success, including the financial services industry and the healthcare industry. We also need to continue to explore and grow new vertical markets. Our profitability is also impacted by our ability to manage costs and mitigate the effects of foreign currency exchange risk. Our business is very labor intensive and consequently, in an effort to reduce costs and be as competitive as possible in the marketplace, we have been reallocating some of our services to near-shore and offshore contact centers, which typically have lower labor costs.

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

We believe that our continued success for the remainder of 2005 will be largely dependent on our ability to execute on existing contracts and capture new marketing and customer service contracts, maintain stabilized Sales revenue and leverage the investments we have made in our infrastructure. We believe that major corporations will continue to utilize the skills of companies like ours and that the functions outsourced by companies will continue to expand beyond the contact center services that currently comprise the large majority of our business. To capitalize on these opportunities, we will continue to enhance the technologies we use. We plan to leverage our existing strength in the financial services, insurance and healthcare markets and provide additional business services to our customers in these and other industries. In addition, we intend to expand our position in other vertical markets, including government, technology, consumer electronics and consumer products.

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

In order to provide our business services solutions, we may incur certain upfront project set-up costs specific to each customer contract. In certain instances, we can bill the customer for these costs; however, because the delivered item (project set-up costs) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent we have billed these costs and there are no customer issues with collection, we will defer the project set-up costs and amortize such amounts as the services are provided over the remaining contract term or until contract termination. The costs incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue. Total deferred revenue was $3.6 million and $4.3 million as of June 30, 2005 and December 31, 2004, respectively, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. The deferred revenue related to upfront project set-up costs was $3.1 million and $1.6 million as of June 30, 2005 and December 31, 2004, respectively. The deferred costs are included in prepaid expenses in the accompanying condensed consolidated balance sheets. The deferred costs totaled $2.2 million and $1.1 million at June 30, 2005 and December 31, 2004, respectively.

We believe our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”

Allowance for Doubtful Accounts

Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. Management continuously monitors collections and payments from customers and maintains an allowance for uncollectible accounts based upon our historical write-off experience and any specific customer collection issues that have been identified. Other items considered in estimating the allowance for uncollectible accounts include the age of the receivables, the financial status of our customers and general economic conditions. While we believe the reserve estimate to be appropriate, it may be necessary to adjust the allowance for doubtful accounts if actual bad debt expense differs significantly from the estimated reserve. We are subject to concentration risks as some of our customers and industries we support generate a high percentage of our total revenue and corresponding receivables. Accounts receivable as of June 30, 2005 and December 31, 2004 was approximately $65.9 million and $64.8 million, respectively, representing approximately 41% and 40% of total assets, respectively. Given the significance of accounts receivable to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Impairment of Long-Lived Assets

We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of our long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. Some of the more important factors we consider include our financial performance relative to our expected and historical performance, significant changes in the way we manage our operations, negative events that have occurred, and negative industry and economic trends. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the assets, generally determined based on the present value of expected future cash flows associated with the use and ultimate disposition of the asset. In the second quarter of 2005 we recorded an impairment of certain assets associated with a facility that we exited early. The impairment charge was $440,000. No other impairments have been recorded during 2005 or 2004. Net property and equipment as of June 30, 2005 and December 31, 2004 totaled $55.4 million and $56.3 million, respectively, and represented approximately 35% of total assets for each period presented.

Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are recorded as a result of business combinations. As of June 30, 2005 and December 31, 2004, we had $3.5 million and $3.3 million of goodwill, respectively. We also had $781,000 and $953,000 of other intangible assets, net of amortization, at June 30, 2005 and December 31, 2004, respectively. An impairment of these assets could have a significant impact on our results of operations. An impairment exists when events have occurred or circumstances exist that result in the fair value of these assets to fall below their carrying value. Although goodwill is no longer required to be amortized, we are required to perform an annual impairment review of our goodwill. This impairment review is performed in the fourth quarter of each year. The impairment assessment is performed using projected cash flows. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist that could indicate an impairment of our goodwill. For the three and six-month periods ended June 30, 2005 and 2004, there were no impairment charges taken against goodwill or other intangible assets.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, Management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized through future taxable income. As of June 30, 2005, we had recorded valuation allowances totaling $3.2 million against deferred tax assets that we had recorded for net operating loss carryforwards and certain Federal tax credits. The total amount of these deferred tax assets, before the valuation allowance, was approximately $5.5 million. Although realization is not assured with our deferred tax assets, our Management believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. We will continue to evaluate and assess the realizability of all deferred tax assets and adjust valuation allowances, if required in the future.

Restructuring Charges

As of June 30, 2005, we had a remaining accrual of $1.4 million for the amount of estimated costs required to terminate the leases and close the facilities included in the December 2002 restructuring. The original charge of $8.9 million consisted of severance, site closure costs and asset impairments. Certain estimates were made in determining the amount of the charge for site closure costs and asset impairments, but no estimate for sublease income was made, given the market conditions at that time and the inability to find suitable tenants. The amount of the charge will be subject to change over time if a suitable tenant is identified or to the extent we are able to negotiate early lease terminations.

For the six months ended June 30, 2005, the only activity in the accrual was payment of $441,000 for the ongoing lease obligations.

Accounting for Contingencies

In the ordinary course of business, we have entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, we could be subject to litigation, claims or assessments arising from any or all of these relationships, or from our relationships with our employees. Management accounts for contingencies such as these in accordance with SFAS No. 5 “Accounting for Contingencies.” SFAS No. 5 requires an estimated loss contingency be recorded when information available prior to issuance of a company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS No. 5 and its interpretations further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the range shall be accrued. Accounting for contingencies arising from contractual, tax, or legal proceedings requires Management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency that significantly exceeds the amount accrued could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

At December 31, 2004, we had recorded an accrual related to the Shingleton litigation. Our accrual at December 31, 2004, was $14.8 million and reflected amounts that were agreed upon in a settlement that was announced on March 1, 2005 and approved by the Court on June 27, 2005 as well as an estimate for employer wage taxes. In March 2005, we made payments of $14.75 million to satisfy our obligations under the settlement. These payments were partially funded with $2.67 million of insurance proceeds that we received. The insurance proceeds were recorded as a receivable within prepaid expenses and other assets on our consolidated balance sheet at December 31, 2004. As of June 30, 2005, the only remaining portion of our accrual is the estimate for certain payroll taxes of $53,000. This amount will be paid when the class distribution occurs, which is expected during the third quarter of 2005. This amount is recorded in accrued expenses on our condensed consolidated balance sheet at June 30, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25, and will require instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. In April 2005, the SEC postponed the effective date of SFAS No. 123R until the fiscal year beginning after June 15, 2005. We expect to adopt SFAS No. 123R in January 2006.

Public companies may adopt the new standard using a modified prospective method or they may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. We have not yet determined the method of adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 and 2004:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2005	2004	% change	2005	2004	% change
Revenue:	$96,991	$75,511	28.4%	$191,010	$152,609	25.2%

Services	65,323	48,979	33.4%	126,739	98,513	28.7%
Sales	31,668	26,532	19.4%	64,271	54,096	18.8%

Average Number of Workstations in Production	9,447	8,540		9,386	8,467

For both the three and six months ended June 30, 2005, we have experienced significant growth in our Services revenue and our Sales revenue. Our Services revenue, which is made up primarily of inbound customer service/support programs, has increased as a percentage of total revenue to 67% for the three months ended June 30, 2005, as compared to 65% for the three months ended June 30, 2004. For the six months ended June 30, 2005, this percentage is 66% as compared to 65% for the prior year. The growth in Services revenue was primarily due to increased expansion into the financial services and health care industries. Revenue from these industries accounted for over 60% of the increase in Services revenue. Our Sales revenue, which has maintained relatively consistent levels since the sharp decline in mid-2003 caused by the enactment of Federal legislation which affected many outbound calling programs, increased primarily due to additional client programs in the financial services industry and strong growth in international markets.

Total revenue per average workstation in production for the three and six months ended June 30, 2005 increased by 16% and 13%, respectively, over the same periods in the prior year, reflecting increased utilization of our existing workstations. The growth in ancillary services further supported our growth in revenue per average workstation.

As we continue to perform work for our customers in near-shore and offshore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. For the three and six months ended June 30, 2005, changes in foreign exchange rates had a positive impact on total revenue of $1.2 million and $2.1 million, respectively, as compared to the same periods in the prior year. The impact in both periods was primarily due to changes in the Canadian dollar, the Euro, and the British pound sterling.

For the three months ended June 30, 2005, no customers accounted for 10% or more of our revenue. For the six months ended June 30, 2005 one customer, Virgin Mobile USA LLC, accounted for 10% of our revenue. For both the three and six months ended June 30, 2004 Virgin Mobile USA LLC accounted for 11% of the Company’s revenue. No other customers accounted for 10% or more of our revenue.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2005	2004	% change	2005	2004	% change
Cost of Services:	$58,155	$45,197	28.7%	$114,717	$91,608	25.2%

Direct labor costs	41,220	31,556	30.6%	82,212	64,719	27.0%
Telecom costs	4,757	4,478	6.2%	9,311	9,321	-0.1%
Other costs of services	12,178	9,163	32.9%	23,194	17,568	32.0%

As a Percentage of Revenue Total Cost of Services	60.0%	59.9%		60.1%	60.0%

Our cost of services consists primarily of direct labor costs associated with our telephone service representatives (TSRs) and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance costs, other billable labor costs and support services costs.

For the three and six months ended June 30, 2005, the increase in our cost of services was driven primarily by direct labor cost increases as well as increases in other costs of services. Our labor costs are impacted by volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour for the three months ended June 30, 2005 was $10.95 compared to $10.87 for the three months ended June 30, 2004. For the six months ended June 30, 2005, our direct labor cost per production hour was $11.12 compared to $11.10 for the six months ended June 30, 2004. Both increases reflect an overall decrease in wage rates of approximately 3%, offset by the impact of foreign currency. Much of our new business is inbound customer service and support. These programs necessitate that our TSRs possess a higher skill set in order to provide the appropriate level of support. The primary reason for the increase in labor cost was the increased share of production hours necessary to support our growth in services to our customers.

Other costs of services increased primarily due to higher levels of training costs, support work for our client programs and increased costs related to quality assurance. These costs tend to increase as our volume of customer care and customer support business increases. These client programs are typically more complex than outbound sales programs and require a higher level of clerical and ancillary services, which are non-phone services. The training of TSRs for these types of programs is also more costly due to the inherent level of complexity.

For the three and six months ended June 30, 2005, changes in foreign exchange rates had an overall impact on cost of services of $1.5 million and $2.8 million, respectively, as compared to the same periods in the prior year. Foreign exchange rate fluctuations will continue to have an impact on our results.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2005	2004	% change	2005	2004	% change
Selling, General and Administrative Expenses:	$35,594	$29,021	22.6%	$70,567	$58,519	20.6%

Salaries, benefits and other personnel-related costs	13,637	11,463	19.0%	28,089	23,310	20.5%
Facilities and equipment costs	12,978	10,937	18.7%	25,416	21,979	15.6%
Depreciation and amortization	5,073	4,245	19.5%	10,151	8,315	22.1%
Other SG&A costs	3,906	2,376	64.4%	6,911	4,915	40.6%

As a Percentage of Revenue Total SG&A	36.7%	38.4%		36.9%	38.3%

Selling, general and administrative (“SG&A”) expenses primarily are comprised of salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization.

SG&A expenses for the three and six months ended June 30, 2005 as compared to the same periods in the prior year increased primarily because of increased facilities costs along with increases in salaries and benefits. Our facilities costs consist primarily of rental fees and increased in both periods because of our expansion over the past year. Contributing to the increase are increased costs relating to two new contact centers in the United States. Salaries and benefits costs increased primarily due to headcount increases worldwide as well as earned incentives. Approximately 33% of our SG&A expenses for both the three and six months ended June 30, 2005 were incurred in foreign locations, which are subject to changes in foreign exchange rates. Foreign exchange rates had the effect of increasing SG&A expenses by approximately $630,000 and $1.1 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods in the prior year.

As a percentage of revenue, our SG&A expenses declined for both the three and six months ended June 30, 2005 as compared to the same periods in the prior year, primarily as a result of our ability to handle a portion of the increased revenue with our existing infrastructure as well as being able to control some of our expenses as we open new facilities.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2005	2004	% change	2005	2004	% change
Litigation Costs:	$91	$445	-79.6%	$568	$1,005	-43.5%

Our litigation costs declined for the three and six months ended June 30, 2005, compared to the same periods in the prior year, due to the settlement of the Shingleton litigation, which was announced on March 1, 2005. Many of the costs incurred during the first six months of 2005 were actually incurred during the first quarter of 2005 and were related to settlement discussions that ultimately resulted in the settlement agreement. Although the Court approved the settlement agreement on June 27, 2005, we will continue to incur litigation costs associated with this litigation, although at a reduced level, until (1) the class members are paid and (2) a resolution is achieved related to the action that is ongoing with one of our insurance carriers.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2005	2004	% change	2005	2004	% change
Interest Expense, Net:	$659	$325	102.8%	$1,146	$619	85.1%

Interest expense is shown net of interest income on our investments. The increase in interest expense, net for the three and six months ended June 30, 2005, compared to the same periods in 2004, reflects additional net borrowings against our line of credit, higher interest rates and less investment income. Our additional net borrowings reflect our capital expansion, as well as borrowings needed to replenish working capital subsequent to the payment of the Shingleton settlement. The weighted average interest rate on amounts outstanding under the Credit Facility was 4.9% and 4.7% for the three and six months ended June 30, 2005, respectively, as compared to 3.1% and 3.2% for the three and six months ended June 30, 2004, respectively.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2005	2004	% change	2005	2004	% change
Income Tax Provision:	$748	$173	332.4%	$1,204	$284	323.9%

Our income tax provision for both the three and six months ended June 30, 2005 increased as compared to the same periods in the prior year due to increased income from operations, partially offset by a decrease in our overall tax rates. For both the three and six months ended June 30, 2005, the effective tax rate was approximately 30% compared to approximately 33% for the comparable periods in 2004. The decrease in the effective tax rate is reflective of having higher profits in tax jurisdictions where we benefit from lower tax rates.

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

Historically, our business tends to be the strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season. In addition, our operating expenses typically increase during the third quarter in anticipation of supporting higher demand during the fourth quarter.

Liquidity and Capital Resources

At June 30, 2005, we had $14.4 million of cash and cash equivalents compared to $11.4 million at December 31, 2004. We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility, costs of operations, litigation defense and business combinations.

Cash From Operations

Cash provided by operations for the six months ended June 30, 2005 and 2004 was $7.0 million and $4.7 million, respectively.

Cash provided by operations for the six months ended June 30, 2005 was generated by net income of $2.8 million and non-cash adjustments of $11.1 million, primarily depreciation and amortization. Net working capital changes decreased cash flow from operations by approximately $6.9 million. The change in working capital was primarily due to the payment of the Shingleton litigation of $14.75 million, offset by $2.67 million of insurance proceeds received and favorable changes in other working capital accounts of $5.2 million.

Cash provided by operations for the six months ended June 30, 2004 was generated by net income of $574,000, and non-cash expenses of $8.5 million, primarily depreciation and amortization, offset by changes in working capital. Net working capital changes decreased cash flow from operations by approximately $4.3 million. The change in working capital was primarily due to an increase in our accounts receivable balance, partially offset by favorable changes in liabilities and prepaid expenses.

Credit Facility

For the six months ended June 30, 2005 and 2004, we had net borrowings of $7.0 million and $6.0 million, respectively. The primary use of these borrowings in 2005 was to fund a portion of the settlement reached in the Shingleton litigation. In 2004, the primary use of these borrowings was to fund a portion of capital expenditures and the acquisition of DPS Data Group LLC (DPS).

On June 24, 2005, we entered into an Amended and Restated Credit Facility (The Credit Facility). The Credit Facility, which amended our existing three-year $100 million revolving credit facility, is structured as a $125 million secured revolving facility with a $5 million sublimit for swing line loans and a $30 million sublimit for multicurrency borrowings. The Credit Facility includes a $50 million accordion feature, which will allow us to increase our borrowing capacity up to $175 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The amendment extends the maturity date from December 2, 2006 to June 24, 2010.

We incurred $592,000 of debt issuance costs associated with this Credit Facility. These costs are being deferred and will be amortized over the five-year term of the Credit Facility. The unamortized issuance costs associated with the original credit facility of $306,000 will also be amortized over the new five-year term. As of June 30, 2005, we were in compliance with all of the covenants contained in the Credit Facility.

Litigation

On March 1, 2005, we announced a settlement with the plaintiffs in the Shingleton litigation. Under the terms of the settlement, ICT, without admitting liability or wrongdoing, agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law of 30 days wages plus interest, which was being sought for all class members regardless of the amount of wages allegedly unpaid. The settlement agreement was approved by the Court on June 27, 2005.

Until the litigation was settled, we had spent significant resources defending the Company in both the class action and its related litigation. Our associated legal costs for the six months ended June 30, 2005 and 2004 were $568,000 and $1.0 million, respectively.

Our accrual at December 31, 2004 was $14.8 million, which included the settlement amount disclosed above and $53,000 for certain payroll taxes. In March 2005, we made payments of $14.75 million to satisfy our obligations under the settlement. This payment was funded with cash-on-hand, borrowings under our Credit Facility and proceeds from responsive insurance coverage.

We sought insurance coverage for part of the damages in this litigation under our Directors and Officers policies that were in effect with two insurers. We received a payment of $2.67 million in March 2005 from one of the insurers.

We continue to pursue litigation against the other insurer, seeking to recover the $5.0 million policy limits and attorneys’ fees and costs. In that litigation, the Court has issued rulings favorable to us, including rejecting the two primary defenses of that insurer. If we are successful in recovering payments from this insurer, the amounts recovered would be recognized in the period received.

The only remaining portion of our accrual is the estimate for certain payroll taxes of $53,000. This amount will be paid when the class distribution occurs, which is expected in the third quarter of 2005. This amount is recorded in accrued expenses in our condensed consolidated balance sheet at June 30, 2005.

Capital Expenditures and Business Combinations

For the six months ended June 30, 2005, we spent $9.9 million on capital expenditures compared to $11.6 million for the six months ended June 30, 2004. For each period, these amounts represented substantially all of our investing activities. In 2005, our capital expenditures related to the fitout of two new domestic facilities and one facility abroad. In 2004, we used $3.0 million of cash to acquire the assets of DPS Data Group LLC, in addition to our capital spending on property and equipment. During the first six months of 2004, the level of capital spending primarily reflected our offshore expansion in the Philippines.

There were 9,614 workstations in operation at June 30, 2005, compared to 9,264 workstations at December 31, 2004 and 8,606 at June 30, 2004. The workstations added during 2005 were primarily in our domestic contact center locations.

On March 31, 2005, we made an additional payment of $178,000 relating to our 2002 acquisition of Grupo TeleInter, S.A. de C.V. This payment was subject to the original acquisition agreement and was based on the cumulative 2004 and 2003 final operating results. The maximum amount that could have been paid under this arrangement was $750,000. There are no remaining payments required under the acquisition agreement.

Our operations will continue to require significant capital expenditures to support the growth of our business. Historically, equipment purchases have been financed through cash generated from operations, the Credit Facility, our ability to acquire equipment through operating leases, and through capital lease obligations with various equipment vendors and lending institutions. We believe that cash-on-hand, together with cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under our Credit Facility will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months.

Commitments and Obligations

As of June 30, 2005, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from continuing operations. We would also consider accessing capital markets to meet our needs, although we can make no assurances that this type of financing would be available when we need it. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, except for the Amended and Restated Credit Agreement.

FORWARD - LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the appropriateness of our reserves for contingencies, the realizability of our deferred tax assets, our ability to finance our operations and capital requirements into 2006, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and the customers we target, the benefits of certain technologies we have acquired or plan to acquire and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our Credit Facility. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair market value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1% change (100 basis points) in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $123,000 and $234,000 for the three and six-months ended June 30, 2005, respectively. The rate on the $46.0 million of outstanding borrowings at June 30, 2005 approximated market rates; thus, the fair value of the debt approximates its reported value. In the past, Management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider these instruments to manage the impact of changes in interest rates based on Management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

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

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $450,000 and $963,000 on our earnings for the three and six months ended June 30, 2005, respectively, before the consideration of any income or loss resulting from our hedging activities.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2005 Annual Meeting of Shareholders was held on May 18, 2005. At the meeting, the following items were submitted to a vote of shareholders.

(a)	The following nominee was elected to serve on the Board of Directors:

Name of Nominee	Votes Cast For	Votes Withheld
Donald P. Brennan	10,387,133	1,608,066

(b)	The appointment of KPMG LLP as independent registered public accountants of the Company for the fiscal year ending December 31, 2005 was ratified with 11,902,363 votes for, 92,386 votes against and 0 abstentions.

Item 5. Other Information

(a) Effective July 1, 2005, we executed an early termination of a facilities lease. This facilities lease had originally been entered into at the request of a former customer and the lease term ran through September 2006. While we were able to exit the lease without any penalties being assessed by the landlord, we did have a significant amount of assets, including leasehold improvements, associated with this facility. We were able to redeploy a portion of these assets. The remaining carrying value of assets that were not redeployed of $440,000 was written off as impaired assets. The impaired assets were primarily leasehold improvements. We were able to recover $125,000 from this former customer, as part of an early contract termination agreement signed in May 2005, which partially offset this write-off. Both of these amounts were recorded through selling, general and administrative costs in the condensed consolidated statement of operations.

In February 2005, we moved our Australian operations into a new facility. In April 2005, we signed an agreement to sell the furniture and fixtures from the prior facility to the new tenants and recognized a gain on the sale of approximately $184,000. This gain was recorded through selling, general and administrative costs in the condensed consolidated statement of operations.

Item 6. Exhibits

10.43	Amended and Restated Credit Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as guarantors, the lenders named therein, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (Filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) *

10.44	Amended and Restated Security Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as grantors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) *

10.45	Amended and Restated Pledge Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as pledgors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) *

10.46	Employment Agreement between Lloyd M. Wirshba and the Company, dated July 5, 2005 (Filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)+ *

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

+	Compensation plans and arrangements for executives and others.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICT GROUP, INC.

Date: August 1, 2005	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and
Chief Executive Officer

Date: August 1, 2005	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President Corporate Finance,
Chief Financial Officer and Assistant Secretary