Form 10-Q
period 2005-09-30
ICT GROUP INC
filed 2005-11-03
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

YES  ☒     NO  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES  ☐     NO  ☒

As of October 28, 2005, there were 12,762,500 outstanding shares of common stock, par value $0.01 per share, of the registrant.

ICT GROUP, INC.

ICT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,023	$11,419
Accounts receivable, net	75,954	64,848
Prepaid expenses and other	11,255	14,332
Deferred income taxes	6,196	7,410

Total current assets	103,428	98,009

PROPERTY AND EQUIPMENT:
Communications and computer equipment	123,867	113,593
Furniture and fixtures	26,643	25,495
Leasehold improvements	21,519	19,855

	172,029	158,943
Less: Accumulated depreciation and amortization	(116,620)	(102,645)

	55,409	56,298

OTHER ASSETS	6,991	6,269

	$165,828	$160,576

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,727	$16,853
Accrued expenses	18,319	16,399
Book overdraft	4,783	—
Income taxes payable	2,412	1,215
Accrued litigation	—	14,803

Total current liabilities	48,241	49,270

LINE OF CREDIT	38,000	39,000
OTHER LIABILITIES	2,308	2,259
DEFERRED INCOME TAXES	1,099	1,099

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 12,763 and 12,646 shares issued and outstanding	128	127
Additional paid-in capital	51,609	51,756
Retained earnings	23,671	15,391
Accumulated other comprehensive income	772	1,674

Total shareholders’ equity	76,180	68,948

	$165,828	$160,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE	$99,921	$80,395	$290,931	$233,004

OPERATING EXPENSES:
Cost of services	61,155	47,548	175,872	139,156
Selling, general and administrative	35,070	31,097	105,637	89,616
Litigation costs (recoveries)	(4,064)	887	(3,496)	1,892

	92,161	79,532	278,013	230,664

Operating income	7,760	863	12,918	2,340
INTEREST EXPENSE, net of interest income of $46 and $29 for the three months and $131 and $90 for the nine months	656	451	1,802	1,070

Income before income taxes	7,104	412	11,116	1,270
INCOME TAX PROVISION	1,632	136	2,836	420

NET INCOME	$5,472	$276	$8,280	$850

EARNINGS PER SHARE:
Basic earnings per share	$0.43	$0.02	$0.65	$0.07

Diluted earnings per share	$0.42	$0.02	$0.64	$0.07

Shares used in computing basic earnings per share	12,757	12,595	12,704	12,552

Shares used in computing diluted earnings per share	12,981	12,849	12,917	12,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,280	$850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,425	12,847
Tax benefit of stock option exercises	22	102
Deferred income taxes	564	—
Amortization of deferred financing costs	149	157
Gain on sale of property and equipment	(184)	—
Asset impairment	440	—
(Increase) decrease in:
Accounts receivable	(11,029)	(15,753)
Prepaid expenses and other	3,025	(164)
Other assets	(317)	(116)
Increase (decrease) in:
Accounts payable	5,947	3,750
Accrued expenses and other liabilities	1,797	180
Income taxes payable	1,343	1,383
Accrued litigation	(14,750)	—

Net cash provided by operating activities	10,712	3,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of marketable securities	—	1,500
Purchases of property and equipment	(14,837)	(18,511)
Proceeds from sale of property and equipment	249	—
Business acquisitions	(178)	(3,011)

Net cash used in investing activities	(14,766)	(20,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	34,000	34,000
Payments on line of credit	(35,000)	(24,000)
Book overdraft	4,783	—
Cash paid for debt issuance costs	(592)	—
Proceeds from exercise of stock options	71	314

Net cash provided by financing activities	3,262	10,314

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
AND CASH EQUIVALENTS	(604)	(1,564)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,396)	(8,036)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,419	12,091

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,023	$4,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

Note 2: LINE OF CREDIT AND LONG-TERM DEBT

On June 24, 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”).

The Credit Facility, which amended our existing three-year $100.0 million revolving credit facility, is structured as a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The amendment extends the maturity date from December 2, 2006 to June 24, 2010.

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

We incurred $592,000 of debt issuance costs associated with the Credit Facility. These costs have been deferred and are being amortized over the five-year term of the Credit Facility. The unamortized issuance costs associated with the original credit facility of $306,000 will continue to be amortized over the new five-year term.

Prior to the end of September 2005, we repaid $9.0 million of the amounts outstanding under our Credit Facility. The payment was made out of one of our operating accounts. At the time the payment was made, this operating account had insufficient funds (approximately $4.8 million short) to cover the payment, and we needed to transfer the funds from another operating account to cover this shortage. Accordingly, our financial statements reflect a book overdraft liability of approximately $4.8 million. On October 4, 2005, the transfer of funds between our banks was completed.

At September 30, 2005, $38.0 million of borrowings was outstanding under the Credit Facility and was classified as a long-term liability. At September 30, 2005, there were no outstanding foreign currency loans nor were there any outstanding letters of credit. The amount of the unused Credit Facility at September 30, 2005 was $87.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized by substantially all of our assets, as well as the capital stock of our subsidiaries. As of September 30, 2005, we were in compliance with all covenants contained in the Credit Facility.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income	$5,472	$276	$8,280	$850
Basic earnings per share:
Weighted average shares outstanding	12,757	12,595	12,704	12,552
Net income per share	$0.43	$0.02	$0.65	$0.07
Diluted earnings per share:
Weighted average shares outstanding	12,757	12,595	12,704	12,552
Dilutive shares resulting from common stock equivalents (1)	224	254	213	340
Weighted average shares and common stock equivalents outstanding	12,981	12,849	12,917	12,892
Net income per share	$0.42	$0.02	$0.64	$0.07

(1)	Excluded from the calculation of diluted shares is the effect of the exercise of options to purchase 355,000 and 723,000 shares for the three months ended September 30, 2005 and 2004, respectively and 538,000 and 402,000 shares for the nine months ended September 30, 2005 and 2004, respectively, as giving effect to such exercises would be antidilutive.

We use the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Deferred compensation is recorded for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share at the measurement date, which is generally the grant date. Typically, the exercise price of the options equals the market price at the date of grant. For the three and nine-month periods ended September 30, 2005 and 2004, we did not record any stock-based compensation expense. For option grants to non-employees, we apply fair value accounting in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had compensation cost for our stock-based compensation plans been determined under SFAS No. 123, net income and earnings per share would have been decreased to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2005	2004	2005	2004
Net income, as reported	$5,472	$276	$8,280	$850
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	156	123	310	357

Pro forma net income	$5,316	$153	$7,970	$493

Diluted earnings per share, as reported	$0.42	$0.02	$0.64	$0.07
Pro forma diluted earnings per share	$0.41	$0.01	$0.61	$0.04

The weighted average fair value of the options granted during the three months ended September 30, 2005 and 2004 is estimated at $7.01 and $5.87 per share, respectively. The weighted average fair value of the options granted during the nine months ended September 30, 2005 and 2004 is estimated at $6.99 and $8.01 per share, respectively. These estimates, calculated on the date of grant, are derived from the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	67%	64%	67%	63%
Risk free interest rate	4.30%	4.15%	4.26%	4.35%
Expected life	7.5 years	8.0 years	7.6 years	8.0 years

Note 4: COMPREHENSIVE INCOME

We follow SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$5,472	$276	$8,280	$850
Derivative instruments, net of tax	234	307	(89)	322
Foreign currency translation adjustments	409	871	(813)	(697)

Comprehensive income	$6,115	$1,454	$7,378	$475

Note 5: LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Moreover, results of complex legal proceedings are difficult to predict.

In 1998, William Shingleton filed a class action lawsuit against us in the Circuit Court of Berkeley County, West Virginia (the “Court”). The lawsuit alleged that the Company and twelve current and former members of management had violated the West Virginia Wage Payment and Collection Act (the “Wage Act”) for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods, and production hours worked and improper deductions for the cost of purchasing telephone headsets.

On March 1, 2005, we announced a settlement with the plaintiffs in this litigation. Under the terms of the settlement, we, without admitting any liability or wrongdoing, agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law of 30 days of wages plus interest, which was being sought for all class members regardless of the amount of wages allegedly unpaid.

Because this settlement was a subsequent event that occurred prior to the release of our consolidated financial statements for the year ended December 31, 2004, and provided additional evidence on a matter that existed at the balance sheet date, we reflected the financial outcome of this settlement in our consolidated financial statements as of December 31, 2004.

Our accrual at December 31, 2004 was $14.8 million, which included the settlement amount disclosed above and a small amount for certain payroll taxes. In March 2005 we made payments of $14.8 million to satisfy our obligations under the settlement. This payment was funded partially with cash-on-hand and partially with borrowings under our Credit Facility.

On June 27, 2005, the Court approved the proposed settlement agreement that was announced on March 1, 2005. In September 2005, the settlement was distributed to the class. As of September 30, 2005, we have no accruals remaining related to the Shingleton litigation.

We sought insurance coverage for part of the damages in this litigation under our Directors and Officers policies that were in effect with two insurers. We received a payment of $2.67 million in March 2005 from one of the insurers. The insurance proceeds were recorded as a receivable within prepaid expenses and other assets on our consolidated balance sheet at December 31, 2004.

In September 2005, we recovered $4.1 million from our other insurer. This payment was a negotiated settlement of the outstanding litigation that we filed against this insurer. These proceeds were received and have been recorded on the litigation costs (recoveries) line-item in our condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005.

In addition to the Shingleton litigation, we are a co-defendant in 12 putative consumer class action lawsuits filed against Time Warner, Inc. or America Online, in various state and Federal courts during the period from July 2003 to December 2004. No class has been certified in any of these suits. We believe the allegations against us are without merit and intend to vigorously defend ourselves against them, including seeking dismissals and summary judgments, as appropriate. America Online is paying for our defense and has agreed to indemnify us against any costs or damages that we may incur as a result of these lawsuits. All of these suits allege that America Online, a customer of ICT, violated consumer protection laws by charging members for accounts they purportedly did not agree to create and that America Online and ICT violated consumer protection laws in the handling of subscribers’ calls seeking to cancel accounts and obtain refunds of amounts paid for such accounts. America Online contracted with us to answer customer service calls from America Online subscribers in accordance with instructions provided by America Online. America Online employees and other call center contractors also answered customer service calls from subscribers using the same instructions. Nine of the lawsuits that were filed in, or removed to, Federal court have been centralized in the Central District of California for consolidated or coordinated pre-trial proceedings pursuant to a February 27, 2005 order of the Judicial Panel on Multidistrict Litigation (the “MDL Litigation”). The defendants’ Motion to Dismiss that complaint was denied. The three remaining lawsuits were filed and remain in state courts.

On April 5, 2005, we were joined as a co-defendant in three additional cases, and America Online and we signed a settlement agreement with plaintiffs’ counsel in the three cases on behalf of a putative national class of all persons and entities who were charged or billed by or through America Online or its agents, assigns, contracted customer service providers, or other designees acting on behalf of or through America Online, for services and/or goods without their consent or authorization. Consistent with America Online’s agreement to indemnify us against any costs or damages that we may incur as a result of these lawsuits, all settlement payments or services under the settlement agreement will be paid or provided by America Online. On April 7, 2005, the Circuit Court for St. Clair County, Illinois, certified the settlement class, which includes the putative classes alleged in all of the cases discussed above, and preliminarily approved the settlement.

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

In October 2005, the Plaintiffs in the MDL Litigation agreed to join the St. Clair County, Illinois settlement, and a revised settlement agreement was signed on October 21, 2005. The Plaintiffs in the MDL litigation have subsequently filed a motion to vacate the injunction preventing AOL and ICT from proceeding with the settlement.

Note 6: INCOME TAXES

In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” the effective income tax rate of 23% and 26% for the three and nine months ended September 30, 2005 has been computed to include the effects of discrete events that occurred during the quarter. In September 2005, we received proceeds of $4.1 million from one of our insurance carriers in connection with the Shingleton litigation (see Note 5). The income taxes related to these proceeds are reflected in the third quarter and not spread out over the third and fourth quarters. The estimated effective income tax rate for the full year 2005, including the effect of the insurance proceeds, is expected to be approximately 25%.

Also impacting our income tax rate as a discrete event in the third quarter is an additional valuation allowance that was recorded on certain research and development credits that were recorded in 2004. In 2004, we had recorded tax benefits of approximately $620,000, net of valuation allowances and reserves, relating to federal tax credits for research and development. Of this $620,000, $421,000 was classified as net deferred tax asset with the remainder reflected within our current income tax payable. In the third quarter of 2005 the IRS denied our tax credits associated with research and development. While we plan to appeal the denial, we have determined that a full valuation allowance should be placed on the remaining deferred tax asset as it was more likely than not that we will not be able to realize the tax benefit of this deferred tax asset. Therefore, we recorded additional valuation allowances and reserves of $620,000 during the three months ended September 30, 2005.

Partially offsetting the effects of the events described above was a reduction to foreign income taxes previously recorded associated with our Philippines operations, as further described in Note 7. In August 2005, one of our facilities in the Philippines was awarded Philippine Economic Zone Authority (PEZA) status from the inception of its operations. Therefore, certain Philippines income taxes that we had previously recorded are no longer required and accordingly, we reversed approximately $1.3 million of income taxes that had been previously accrued and included in our full year income tax estimates. See Note 7 for additional information on our reorganization in the Philippines.

Note 7: PHILIPPINES REORGANIZATION

Effective August 25, 2005, we completed a tax-free reorganization of our Philippines operations. The primary purpose of the reorganization was to minimize Subpart F income from future operations and to obtain flexibility with respect to investments in our foreign operations.

Prior to the reorganization, we operated two contact centers in the Philippines. One of our facilities was located in a PEZA-registered zone, and is exempt from Philippines income taxes. Our other facility was located in a zone that was in the process of being PEZA-registered. Because such approval was outside of our control, we accrued Philippines tax on the income generated in this facility. In August 2005, the zone in which our second facility was located was formally approved as a PEZA-registered zone. After discussions with us, the PEZA authority granted us tax exemption from the beginning of our operations. As a result, we were not subject to income tax during the period of time we maintained operations before the zone was PEZA-registered.

As of September 30, 2005, we now possess PEZA exemption from Philippines income taxes through mid-year 2007 for one of our facilities and mid-year 2010 for our other facility. We are subject to withholding taxes on any profits that are repatriated.

Note 8: FACILITIES

Effective July 1, 2005, we executed an early termination of a facilities lease. This facilities lease had originally been entered into at the request of a former customer and the lease term ran through September 2006. While we were able to exit the lease without any penalties being assessed by the landlord, we did have a significant amount of assets, including leasehold improvements, associated with this facility. We were able to redeploy a portion of these assets. The remaining carrying value of assets that were not redeployed was approximately $440,000 and was written off in the second quarter as impaired assets. We were able to recover $125,000 from this former customer, as part of an early contract termination agreement signed in May 2005, which partially offset this write-off. Both of these amounts were recorded in selling, general and administrative costs in the condensed consolidated statement of operations for the nine months ended September 30, 2005.

In February 2005, we moved our Australian operations into a new facility. In April 2005, we signed an agreement to sell the furniture and fixtures from the prior facility to the new tenants and recognized a gain on the sale of approximately $184,000. This gain was recorded in selling, general and administrative costs in the condensed consolidated statement of operations for the nine months ended September 30, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Revenue:
United States	$76,328	$62,226	$225,810	$181,498
Canada	12,845	9,119	33,280	25,385
Other foreign countries	10,748	9,050	31,841	26,121

	$99,921	$80,395	$290,931	$233,004

	September 30, 2005	December 31, 2004
Property and equipment, net:
United States	$31,636	$29,052
Canada	8,955	10,928
Philippines	8,667	8,663
Other foreign countries	6,151	7,655

	$55,409	$56,298

Note 10: DERIVATIVE INSTRUMENTS

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

For the three months ended September 30, 2005 and 2004, we realized (losses) gains of ($16,650) and $59,500 on the derivative instruments, respectively. For the nine months ended September 30, 2005 and 2004, we realized gains (losses) of $24,300 and ($137,800) on the derivative instruments, respectively. The fair value of outstanding derivative instruments is recorded on our condensed consolidated balance sheets. As of September 30, 2005, the fair value of outstanding derivative instruments was an asset of approximately $305,000 ($198,000, net of tax). At December 31, 2004, the fair value of outstanding derivative instruments was an asset of approximately $429,000 ($287,000, net of tax). The outstanding derivative instruments at September 30, 2005 hedge a portion of anticipated operating costs and payables associated with the CAD from October 2005 through December 2005. In October 2005, our management entered into additional derivative contracts to hedge CAD exposures for the 2006 fiscal year.

The expansion of operations in the Philippines has increased the level of currency exposure in that operation. In October 2005, our management addressed the potential currency exposure associated with the PHP by entering into derivative contracts for the 2006 fiscal year.

Note 11: CORPORATE RESTRUCTURING

The following is a rollforward of the accrual associated with our December 2002 corporate restructuring:

(in thousands)	Accrual at December 31, 2004	Cash Payments	Accrual at September 30, 2005
Lease obligations and facility exit costs	$1,835	$(627)	$1,208

During 2005, we did not enter into any sublease arrangements. We did exercise an early termination option with respect to one of our facilities, which required a payment to be made to the landlord. This option was included in our restructuring estimate in 2002. All other cash payments made were related to the ongoing lease obligations.

We continue to evaluate and update our estimate of the remaining liabilities. At September 30, 2005 and December 31, 2004, $797,000 and $1.2 million of the restructuring accrual is recorded in other liabilities in the condensed consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. As of September 30, 2005, the expiration dates of the remaining equipment leases and facilities leases range from 2005 to 2009. The balance of the restructuring accrual is included in accrued expenses in our condensed consolidated balance sheet at September 30, 2005 and December 31, 2004.

Note 12: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, supercedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25, and will require instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. In April 2005, the Securities and Exchange Commission postponed the effective date of SFAS No. 123R until the fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123R effective January 1, 2006.

Public companies may adopt the new standard using a modified prospective method or they may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, a company records compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the company’s footnotes. We will adopt the standard using the modified prospective method.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates an exception in APB Opinion No. 29, “Accounting For Nonmonetary Transactions”, for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as of the earliest period presented, or the latest practicable date, as the required method for reporting a voluntary change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

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

We improved our operations in 2005 by growing our customer base in key vertical markets, particularly in providing customer care management services, which command higher revenue rates. We were also able to control our direct operating costs for labor and telecommunications. Our centralized technology infrastructure, implemented in 2004, continues to help us achieve savings in our telecommunications costs as well as increase the utilization of our workstations and software licenses.

On March 1, 2005, we announced a settlement to resolve the Shingleton litigation. Under the terms of the settlement, we, without admitting liability or wrongdoing, agreed to pay $14.75 million to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages required by the West Virginia Wage Payment and Collection Act (the “Wage Act”). We subsequently made this payment in March 2005 using cash-on-hand, borrowings under our Credit Facility, and $2.67 million of proceeds from responsive insurance coverage. For the remainder of the year we do not expect to incur any significant litigation costs associated with the Shingleton litigation. In September 2005, we resolved an ongoing action related to the Shingleton litigation with one of our insurance carriers and accepted $4.1 million as settlement of our claims against them.

Our future profitability will be impacted by, among other things, our ability to expand our service offerings to existing customers as well as our ability to obtain new customers, especially within the vertical markets where we have had the most success, including the financial services industry and the healthcare industry. We also need to continue to explore and grow new vertical markets. Our near-term profitability is also impacted by our ability to manage costs and mitigate the effects of foreign currency exchange risk. Our business is very labor intensive and consequently, in an effort to reduce costs and be as competitive as possible in the marketplace, we have been reallocating some of our services to near-shore and offshore contact centers, which typically have lower labor costs.

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

We believe that our continued success for the remainder of 2005 will be largely dependent on our ability to execute on existing contracts and capture new marketing and customer service contracts, maintain stabilized Sales revenue and leverage the investments we have made in our infrastructure by producing more billable hours with existing workstations. We believe that major corporations will continue to utilize the skills of companies like ours and that the functions outsourced by companies will continue to expand beyond the contact center services that currently comprise the large majority of our business. To capitalize on these opportunities, we will continue to enhance the technologies we use. We plan to leverage our existing strength in the financial services, insurance and healthcare markets and provide additional business services to our customers in these and other industries. In addition, our goal is to expand our position in other vertical markets, including government, technology, consumer electronics and energy.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These generally accepted accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Our significant accounting policies are described in the footnotes to our audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require our management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results. Our senior management has reviewed these critical accounting policies and estimates with our audit committee.

Revenue Recognition

We recognize revenue as services are performed, generally based on hours of work incurred. Revenue is typically calculated based on contracted hourly rates with customers.

In order to provide our business services solutions, we may incur certain upfront project set-up costs specific to each customer contract. In certain instances, we can bill the customer for these costs; however, because the delivered item (project set-up costs) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent we have billed these costs and there are no customer issues with collection, we will defer the project set-up costs and amortize such amounts as the services are provided over the remaining contract term or until contract termination. The costs incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue. Total deferred revenue was $5.0 million and $4.3 million as of September 30, 2005 and December 31, 2004, respectively, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. The deferred revenue related to upfront project set-up costs was $4.0 million and $1.6 million as of September 30, 2005 and December 31, 2004, respectively. The deferred set-up costs are included in prepaid expenses and other in the accompanying condensed consolidated balance sheets. The deferred set-up costs totaled $2.7 million and $1.1 million at September 30, 2005 and December 31, 2004, respectively.

We believe our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”

Allowance for Doubtful Accounts

Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. Our management continuously monitors collections and payments from customers and maintains an allowance for uncollectible accounts based upon our historical write-off experience and any specific customer collection issues that have been identified. Other items considered in estimating the allowance for uncollectible accounts include the age of the receivables, the financial status of our customers and general economic conditions. While we believe the reserve estimate to be appropriate, it may be necessary to adjust the allowance for doubtful accounts if actual bad debt expense differs significantly from the estimated reserve. We are subject to concentration risks as some of our customers and industries we support generate a high percentage of our total revenue and corresponding receivables. Accounts receivable as of September 30, 2005 and December 31, 2004 was approximately $76.0 million and $64.8 million, respectively, representing approximately 46% and 40% of total assets, respectively. Given the significance of accounts receivable to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Impairment of Long-Lived Assets

We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of our long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. Some of the more important factors we consider include our financial performance relative to our expected and historical performance, significant changes in the way we manage our operations, negative events that have occurred, and negative industry and economic trends. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the assets, generally determined based on the present value of expected future cash flows associated with the use and ultimate disposition of the asset. In the second quarter of 2005 we recorded an impairment of certain assets associated with a facility that we exited early. The impairment charge was $440,000. No other impairments have been recorded during 2005 or 2004. Net property and equipment as of September 30, 2005 and December 31, 2004 totaled $55.4 million and $56.3 million, respectively, and represented approximately 33% and 35%, respectively of total assets for each period presented.

Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are recorded as a result of business combinations. As of September 30, 2005 and December 31, 2004, we had $3.5 million and $3.3 million of goodwill, respectively. We also had $697,000 and $953,000 of other intangible assets, net of amortization, at September 30, 2005 and December 31, 2004, respectively. An impairment of these assets could have a significant impact on our results of operations. An impairment exists when events have occurred or circumstances exist that result in the fair value of these assets to fall below their carrying value. Although goodwill is no longer required to be amortized, we are required to perform an annual impairment review of our goodwill. This impairment review is performed in the fourth quarter of each year. The impairment assessment is performed using projected cash flows. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist that could indicate an impairment of our goodwill. For the three and nine-month periods ended September 30, 2005 and 2004, there were no impairment charges related to goodwill or other intangible assets.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, our management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized through future taxable income. As of September 30, 2005, we had recorded valuation allowances totaling $3.8 million against deferred tax assets that we had recorded for net operating loss carryforwards and certain Federal tax credits. During the third quarter of 2005, we recorded additional valuation allowances and reserves of $620,000 on certain Federal tax credits that had been recorded in prior periods. Refer to Note 6 to the condensed consolidated financial statements.

As of September 30, 2005, the total amount of our deferred tax assets, before the valuation allowance, was approximately $5.5 million. Although realization is not assured with our deferred tax assets, our management believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. We will continue to evaluate and assess the realizability of all deferred tax assets and adjust valuation allowances, if required in the future. During the third quarter of 2005, two other events occurred which impacted our income tax rate estimates and resulted in an overall decrease in our effective tax rates. These events are also described in Note 6.

Restructuring Charges

As of September 30, 2005, we had a remaining accrual of $1.2 million for the amount of estimated costs required to terminate the leases and close the facilities included in our December 2002 restructuring. The original charge of $8.9 million consisted of severance, site closure costs and asset impairments. Certain estimates were made in determining the amount of the charge for site closure costs and asset impairments, but no estimate for sublease income was made, given the market conditions at that time and the inability to find suitable tenants. The amount of the charge will be subject to change over time if a suitable tenant is identified or to the extent we are able to negotiate early lease terminations.

For the nine months ended September 30, 2005, the only activity in the accrual were payments of $627,000 related ongoing lease obligations.

Accounting for Contingencies

In the ordinary course of business, we have entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, we could be subject to litigation, claims or assessments arising from any or all of these relationships, or from our relationships with our employees. Our management accounts for contingencies such as these in accordance with SFAS No. 5 “Accounting for Contingencies.” SFAS No. 5 requires an estimated loss contingency be recorded when information available prior to issuance of a company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS No. 5 and its interpretations further state that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the range shall be accrued. Accounting for contingencies arising from contractual, tax, or legal proceedings requires our management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency that significantly exceeds the amount accrued could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

At December 31, 2004, we had recorded an accrual related to the Shingleton litigation. Our accrual at December 31, 2004, was $14.8 million and reflected amounts that were agreed upon in a settlement that was announced on March 1, 2005 and approved by the Court on June 27, 2005 as well as an estimate for employer wage taxes. In March 2005, we made payments of $14.75 million to satisfy our obligations under the settlement. These payments were partially funded with $2.67 million of insurance proceeds that we received. The insurance proceeds were recorded as a receivable within prepaid expenses and other on our consolidated balance sheet at December 31, 2004. In September 30, 2005, the settlement proceeds were distributed to the class. As of September 30, 2005, we have no accruals remaining relating to the Shingleton litigation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25, and will require instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. In April 2005, the SEC postponed the effective date of SFAS No. 123R until the fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123R effective January 1, 2006.

Public companies may adopt the new standard using a modified prospective method or they may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, a company records compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the company’s footnotes. We will adopt the standard using the modified prospective method.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates an exception in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as of the earliest period present, or the latest practicable date, as the required method for reporting a voluntary change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 and 2004:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2005	2004	% change	2005	2004	% change
Revenue:	$99,921	$80,395	24.3%	$290,931	$233,004	24.9%
Services	69,907	53,415	30.9%	196,646	151,928	29.4%
Sales	30,014	26,980	11.2%	94,285	81,076	16.3%
Average Number of Workstations in Production	9,911	8,677		9,590	8,537

For both the three and nine months ended September 30, 2005, we have experienced significant growth in our Services revenue and our Sales revenue. Our Services revenue, which is made up primarily of inbound customer service programs, has increased to 70% of total revenue for the three months ended September 30, 2005, as compared to 66% for the three months ended September 30, 2004. For the nine months ended September 30, 2005, this percentage is 68% as compared to 65% for the same period in the prior year. Our Sales revenue, which has remained relatively consistent since the sharp decline in mid-2003 caused by the enactment of Federal legislation, which affected many outbound calling programs, increased primarily due to additional client programs in the financial services industry and strong growth in international markets.

Total revenue per average workstation in production for the three and nine months ended September 30, 2005 increased by 9% and 11%, respectively, over the same periods in the prior year, reflecting increased utilization of our existing workstations and growth in revenue from ancillary services further supported our growth in revenue per average workstation.

As we continue to perform work for our customers in near-shore and offshore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. For the three and nine months ended September 30, 2005, changes in foreign exchange rates had a positive impact of $1.2 million and $3.2 million, respectively, on total revenue, as compared to the same periods in the prior year. The impact in both periods was primarily due to changes in the Canadian dollar, the Euro, and the British pound sterling.

For the three and nine months ended September 30, 2005, no customers accounted for 10% or more of our revenue. For both the three and nine months ended September 30, 2004, Virgin Mobile USA LLC accounted for 11% of the Company’s revenue. No other customers accounted for 10% or more of our revenue during these periods in 2024.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2005	2004	% change	2005	2004	% change
Cost of Services:	$61,155	$47,548	28.6%	$175,872	$139,156	26.4%
Direct labor costs	43,343	33,546	29.2%	125,555	98,265	27.8%
Telecom costs	4,977	4,130	20.5%	14,288	13,451	6.2%
Other costs of services	12,835	9,872	30.0%	36,029	27,440	31.3%
As a Percentage of Revenue
Total Cost of Services	61.2%	59.1%		60.5%	59.7%

Our cost of services consists primarily of direct labor costs associated with our telephone service representatives (TSRs) and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance costs, other billable labor costs and support services costs.

For the three and nine months ended September 30, 2005, the increase in our cost of services was driven primarily by direct labor cost increases as well as increases in other costs of services. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour for the three months ended September 30, 2005 was $11.17 compared to $10.82 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, our direct labor cost per production hour was $11.14 compared to $11.00 for the nine months ended September 30, 2004. Both increases reflect an overall decrease in wage rates of approximately 3%, offset by the impact of foreign currency. Much of our new business is inbound customer service and support. These programs necessitate that our TSRs possess a higher skill set in order to provide the appropriate level of support. The primary reason for the increase in direct labor cost was the increased volume of production hours necessary to support our revenue growth. The increase in telecom costs for the three months ended September 30, 2005 was also due to increased telephony traffic required to support our customer programs.

Other costs of services increased primarily due to higher levels of training costs, support work for our client programs, increased costs related to quality assurance and subcontracting costs. These costs tend to increase as our volume of customer care and customer support business increases. These client programs are typically more complex than outbound sales programs and require a higher level of clerical and ancillary services, which are non-phone services. The training of TSRs for these types of programs is also more costly due to the inherent level of complexity.

For the three and nine months ended September 30, 2005, changes in foreign exchange rates had the effect of increasing our cost of services by $1.3 million and $4.1 million, respectively, as compared to the same periods in the prior year. Foreign exchange rate fluctuations will continue to have an impact on our results.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2005	2004	% change	2005	2004	% change
Selling, General and Administrative Expenses:	$35,070	$31,097	12.8%	$105,637	$89,616	17.9%
Salaries, benefits and other personnel-related costs	13,600	12,056	12.8%	41,689	35,366	17.9%
Facilities and equipment costs	13,214	11,381	16.1%	38,630	33,360	15.8%
Depreciation and amortization	5,274	4,532	16.4%	15,425	12,847	20.1%
Other SG&A costs	2,982	3,128	-4.7%	9,893	8,043	23.0%
As a Percentage of Revenue
Total SG&A	35.1%	38.7%		36.3%	38.5%

Selling, general and administrative (“SG&A”) expenses primarily are comprised of salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization.

SG&A expenses for the three and nine months ended September 30, 2005 as compared to the same periods in the prior year increased primarily because of increased facilities costs along with increases in salaries and benefits. Our facilities costs consist primarily of rental fees, which increased in both periods because of our expansion over the past year. Contributing to the increase are increased costs relating to two new contact centers in the United States as well as expansion in some of our existing contact centers. Salaries and benefits costs increased primarily due to headcount increases worldwide as well as earned incentives. Approximately 34% of our SG&A expenses for both the three and nine months ended September 30, 2005 were incurred in foreign locations, which are subject to changes in foreign exchange rates. Foreign exchange rates had the effect of increasing SG&A expenses by $525,000 and $1.6 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in the prior year.

As a percentage of revenue, our SG&A expenses declined for both the three and nine months ended September 30, 2005 as compared to the same periods in the prior year, primarily as a result of our ability to handle a portion of the increased revenue with our existing infrastructure as well as being able to control some of our expenses as we open new facilities.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2005	2004	% change	2005	2004	% change
Litigation Costs (Recoveries):	$(4,064)	$887	-558.2%	$(3,496)	$1,892	-284.8%

Our litigation costs for the three and nine months ended September 30, 2005 include proceeds from one of our insurance carriers for $4.1 million. These insurance proceeds were partially offset by legal expenses of $36,000 and $604,000 for the three and nine months ended September 30, 2005, respectively. The insurance proceeds represent the culmination of litigation we were pursuing against one of the insurance carriers involved in the Shingleton litigation. For the remainder of the year we do not expect to incur any significant litigation costs associated with the Shingleton litigation. The litigation costs in the prior year represented ongoing legal costs incurred as part of litigating the Shingleton class action.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2005	2004	% change	2005	2004	% change
Interest Expense, Net:	$656	$451	45.5%	$1,802	$1,070	68.4%

Interest expense is shown net of interest income on our investments. The increase in interest expense, net for the three and nine months ended September 30, 2005, compared to the same periods in 2004, reflects additional net borrowings against our line of credit, higher interest rates and less investment income. The weighted average interest rate on amounts outstanding under the Credit Facility was 5.1% and 4.8% for the three and nine months ended September 30, 2005, respectively, as compared to 4.0% and 3.5% for the three and nine months ended September 30, 2004, respectively.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2005	2004	% change	2005	2004	% change
Income Tax Provision:	$1,632	$136	1100.0%	$2,836	$420	575.2%

Our income tax provision for both the three and nine months ended September 30, 2005 increased as compared to the same periods in the prior year due to increased income from operations. Also, as described in Note 6 to the condensed consolidated financial statements there were three discrete events that impacted our effective income tax rate in the third quarter of 2005. The most significant event related to the Philippine Economic Zone Authority (PEZA). We obtained exemption from Philippine income taxes related to one of our Philippine facilities. This facility was approved as a PEZA economic zone, which provides income tax holidays. These events partially reduced our overall effective income tax rate in 2005. For the three and nine months ended September 30, 2005, the effective income tax rate was approximately 23% and 26% compared to approximately 33% for the comparable periods in 2004.

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

Liquidity and Capital Resources

At September 30, 2005, we had $10.0 million of cash and cash equivalents compared to $11.4 million at December 31, 2004. We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility, costs of operations, litigation defense and business combinations.

Cash From Operations

Cash provided by operations for the nine months ended September 30, 2005 and 2004 was $10.7 million and $3.2 million, respectively.

Cash provided by operations for the nine months ended September 30, 2005 was generated by net income of $8.3 million and non-cash adjustments of $16.4 million, primarily depreciation and amortization. Net working capital changes decreased cash flow from operations by approximately $14.0 million. The change in working capital was primarily due to the payment of the Shingleton litigation of $14.75 million and unfavorable changes in other working capital accounts of $6.1 million, offset by $6.8 million of insurance proceeds received.

Cash provided by operations for the nine months ended September 30, 2004 was generated by net income of $850,000, and non-cash expenses of $13.1 million, primarily depreciation and amortization, offset by changes in working capital. Net working capital changes decreased cash flow from operations by approximately $10.7 million. The change in working capital was primarily due to an increase in our accounts receivable balance, partially offset by favorable changes in accounts payable and accrued expenses.

Credit Facility

For the nine months ended September 30, 2005 we had net repayments of $1.0 million as compared to net borrowings of $10.0 million for the nine months ended September 30, 2004. During the first quarter of 2005 we borrowed under our Credit Facility in order to fund a portion of the settlement reached in the Shingleton litigation. During the third quarter of 2005, we were able to repay $8.0 million of borrowings. The funds used to repay these borrowing were provided by cash flow from operations, which included the $4.1 million of insurance proceeds we received during the third quarter. In 2004, the primary use of the borrowings was to fund a portion of capital expenditures and the acquisition of DPS Data Group LLC (DPS).

On June 24, 2005, we entered into the Credit Facility. The Credit Facility, which amended our existing three-year $100.0 million revolving credit facility, is structured as a $125.0 million secured revolving facility with a $5.0 million sublimit for swing line loans and a $30.0 million sublimit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The amendment extends the maturity date from December 2, 2006 to June 24, 2010.

We incurred $592,000 of debt issuance costs associated with this Credit Facility. These costs have been deferred and are being amortized over the five-year term of the Credit Facility. The unamortized issuance costs associated with the original credit facility of $306,000 will continue to be amortized over the new five-year term. As of September 30, 2005, we were in compliance with all of the covenants contained in the Credit Facility.

Litigation

On March 1, 2005, we announced a settlement with the plaintiffs in the Shingleton litigation. Under the terms of the settlement, ICT, without admitting liability or wrongdoing, agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law of 30 days of wages plus interest, which was being sought for all class members regardless of the amount of wages allegedly unpaid. The settlement agreement was approved by the Court on June 27, 2005.

Until the litigation was settled, we had spent significant resources defending the Company in both the class action and its related litigation. Our associated legal costs for the nine months ended September 30, 2005 and 2004 were $604,000 and $1.9 million, respectively.

Our accrual at December 31, 2004 was $14.8 million. In March 2005, we made payments of $14.8 million to satisfy our obligations under the settlement. This payment was funded with cash-on-hand, borrowings under our Credit Facility and proceeds from responsive insurance coverage.

We sought insurance coverage for part of the damages in this litigation under our Directors and Officers policies that were in effect with two insurers. We received a payment of $2.67 million in March 2005 from one of the insurers. During the third quarter of 2005, we negotiated a settlement with the other insurer and collected the $4.1 million settlement amount.

Capital Expenditures and Business Combinations

For the nine months ended September 30, 2005, we spent $14.8 million on capital expenditures compared to $18.5 million for the nine months ended September 30, 2004. For each period, these amounts represented substantially all of our investing activities. In 2005, our capital expenditures related to the fit-out of two new domestic facilities and one facility abroad. In 2004, we used $3.0 million of cash to acquire the assets of DPS Data Group LLC, in addition to our capital spending on property and equipment. During the first nine months of 2004, the level of capital spending primarily reflected our offshore expansion in the Philippines.

There were 10,208 workstations in operation at September 30, 2005, compared to 9,264 workstations at December 31, 2004 and 8,747 at September 30, 2004. The workstations added during 2005 were located in various jurisdictions. Approximately 65% of these new workstations were added in domestic contact centers and 35% were added in our contact centers offshore and near-shore.

In March 2005, we made an additional payment of $178,000 relating to our 2002 acquisition of Grupo TeleInter, S.A. de C.V. This payment was subject to the original acquisition agreement and was based on the cumulative 2004 and 2003 final operating results. The maximum amount that could have been paid under this arrangement was $750,000. There are no remaining payments required under the acquisition agreement.

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

Commitments and Obligations

As of September 30, 2005, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from continuing operations. We would also consider accessing capital markets to meet our needs, although we can give no assurances that this type of financing would be available when we need it. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, except for the Amended and Restated Credit Agreement.

FORWARD - LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to our belief that the allegations against us in the MDL Litigation are without merit and our intention to vigorously defend ourselves against them, our expectations regarding recent accounting pronouncements, our expectation that no significant litigation costs associated with the Shingleton litigation will be incurred for the remainder of 2005, the appropriateness of our reserves for contingencies, the realizability of our deferred tax assets, our ability to finance our operations and capital requirements into 2006, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and the customers we target, the benefits of certain technologies we have acquired or plan to acquire and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our Credit Facility. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair market value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1% change (100 basis points) in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $110,000 and $404,000 for the three and nine-months ended September 30, 2005, respectively. The rate on the $38.0 million of outstanding borrowings at September 30, 2005 approximated market rates; thus, the fair value of the debt approximates its reported value. In the past, our management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider these instruments to manage the impact of changes in interest rates based on our management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

Foreign Currency Risk

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the foreign entities’ statements of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results.

Our most significant foreign currency exposures occur when revenue is generated in one foreign currency and corresponding expenses are generated in another foreign currency. Our most significant exposure has been with our Canadian operations, where a portion of revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). When the value of the CAD increases against the USD, CAD denominated expenses increase and operating margins are negatively impacted. Partially offsetting this exposure is indigenous Canadian business and associated profitability where USD profits will be higher in a period of a strong CAD.

Beginning in 2003, our management has executed a strategy to hedge a portion of anticipated operating costs and payables associated with the CAD, primarily payroll expenses, rental expenses and other known recurring expenses, on a monthly basis to mitigate the impact of exchange rate fluctuations. The expansion of operations in the Philippines has increased the level of currency exposure in that operation and until recently, the exchange rate of the Philippine peso (PHP) against the USD had not fluctuated significantly. In October 2005, our management addressed the increased currency exposure associated with the PHP by entering into some derivative contracts for fiscal year 2006.

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $700,000 and $1.6 million on our earnings for the three and nine months ended September 30, 2005, respectively, before the consideration of any income or loss resulting from our hedging activities.

Item 4.	Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 6.	Exhibits

10.47	Settlement Agreement and Mutual Release, dated August 10, 2005 by and between ICT Group, Inc. with various Individual Insureds and National Union Fire Insurance Company, referred to as National Union (Filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005) *

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICT GROUP, INC.

Date: November 3, 2005	By:	/s/ JOHN J. BRENNAN
John J. Brennan
Chairman, President and Chief Executive Officer

Date: November 3, 2005	By:	/s/ VINCENT A. PACCAPANICCIA
Vincent A. Paccapaniccia
Executive Vice President Corporate Finance, Chief Financial Officer and Assistant Secretary