Form 10-K
period 2005-12-31
ICT GROUP INC
filed 2006-03-06
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Registrant’s telephone number including area code: (267) 685-5000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-accelerated Filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $42,234,265. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on June 30, 2005. For purposes of this calculation only, the registrant has defined affiliates as consisting of solely all directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock. The number of shares of the registrant’s Common Stock outstanding as of March 1, 2006 was 12,795,210.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2006 Annual Meeting of Shareholders, to be filed no later than April 14, 2006 are incorporated by reference in Part III hereof.

Unless the context indicates otherwise, “ICT Group,” “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc. and where appropriate, one or more of its subsidiaries.

ICT GROUP, INC.

FORM 10-K ANNUAL REPORT

For Fiscal Year Ended December 31, 2005

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the appropriateness of our reserves for contingencies, the realizability of our deferred tax assets, our belief regarding our accounting policies, our ability to finance our operations and capital requirements into 2007, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and customers, the benefits of certain technologies we have acquired or plan to acquire and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

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

Industry Overview

Outsourced business services have evolved significantly in recent years. Competitive pressures, advancements in technology and an accelerating trend toward outsourcing have resulted in the demand for more complex, interactive and highly customized customer management solutions, using a combination of onshore, near-shore and offshore facilities. Outsourced service providers are now expected to serve more as a business “partner,” offering their clients value-added strategies rather than traditional commodity-based customer interaction and sales and service support applications.

Our Approach

We have distinguished ourselves in the industry by having a balanced growth strategy, vertical industry expertise, a customer-centric focus, a comprehensive portfolio of services, and substantial resources across global operations and technology infrastructure to support future expansion. We continue to expand our worldwide network of state-of-the-art operations centers in order to deliver globally integrated, end-to-end customer sales, service, marketing, technology and business services solutions to meet the specific needs of our clients.

With over 20 years’ expertise in outsourced customer management services, ICT Group is well positioned for continued growth in a sizeable and growing market. By leveraging our experienced management team, proven business model, global infrastructure, operating and technology investments and expertise in target industries, management intends to advance our position as a leading global supplier of integrated customer management and business process outsourcing solutions by:

•	Growing Services that Leverage Infrastructure. Large multinational companies are looking for a broader complement of services from their external service providers. We will focus on expanding our higher-margin, value-added services, helping to differentiate ICT Group from our competitors, and continue to develop our back-office business process outsourcing capabilities, to include such end-to-end services as claims processing, member enrollment, welcome services and other industry-specific back-office business support services across targeted vertical industries. We continue to increase revenue from our IVR services for both inbound response and outbound alert applications. We also provide back-office data capture, document imaging, mail processing and time-sensitive transaction printing and fulfillment services. We plan to grow these services as well as develop or acquire new services to expand opportunities with both existing and prospective clients.

•	Focusing on Targeted Vertical Markets. We will focus on exploiting opportunities in the financial services, healthcare, telecommunications, technology, energy services, business and consumer and government markets. We will pursue opportunities both directly as well as through strategic relationships to develop opportunities in these targeted verticals as well as explore and develop new vertical markets.

•	Increasing International Presence. We plan to continue expanding our offshore operations in the Philippines. As of the end of 2005, we had two contact centers in the Philippines and began operations in a third facility in early 2006. Our offshore services in the Philippines provide a significant cost savings for our clients and will help us continue to attract business from new and existing customers. We currently provide services to customers in the United States, Europe, Mexico, Canada and Australia. We intend to expand our operations in these areas, as well as explore additional geographic markets in Latin and South America, Europe and Asia.

•	Developing Strategic Alliances and Acquisitions. We intend to continue considering strategic alliances with, and acquisitions of, domestic and international businesses that provide complementary outsourced business marketing and technology-based services. This will enable us to provide a broader mix of services to our clients while minimizing investment considerations.

•	Maintaining Technology Investment. We intend to continue making substantial investments in technology to maintain our information technology (“IT”) competitive advantage. We have been an industry leader in the implementation of innovative contact center and CRM technologies resulting in improved operating efficiencies and cost savings for our clients. We have centralized our contact center technologies in North America into three major hubs, which allows us to provide additional security and redundancy, regardless of where clients programs are operated. We will continue this focus on leading-edge technology, helping to further streamline clients’ operations and yield improved operating margins and performance.

•	Continuing Commitment to Quality Service. We have consistently emphasized quality service and extensive employee training by investing in quality assurance personnel and procedures. We intend to continue our commitment to providing quality service as well as our quality-focused service process engineering and continuous process development initiatives, as demonstrated by our certification with ISO-9001:2000 standards.

Our Services

Our services are provided through contact centers located across the globe and include customer care/retention, technical support and customer acquisition, cross-selling/upselling as well as market research, database marketing, data capture/collection, e-mail management, collections and other back-office business processing services and CRM technology hosting on behalf of customers operating in our target industries. Recent technological advancements have allowed us to better manage production output at each operations center by routing customer interactions to different centers depending on required skills and capacity. The technology assets may be located at a different physical location or country than the contact center. Accordingly, many of our contact centers are not limited to performing only one of the above-mentioned services. Rather, they can perform a variety of different services for a number of different customers/programs.

We offer the following services to our clients:

Customer Care Services. We provide outsourced customer care support services across a broad range of industries. Depending on client needs, we will assume sole or shared responsibility for the management of a client’s customer care operation – at the client’s facility or at one of our contact centers. As of December 31, 2005, we operated contact centers in the U.S., Canada, England, Ireland, Australia and the Philippines, which provided customer care services for our clients. Certain contact centers in the U.S. provide bilingual English and Spanish services to the Spanish-American marketplace. Our contact centers in Canada provide bilingual English and French services. Our contact centers in Ireland and England provide pan-European, multilingual services supporting the European marketplace.

Technical Support Services. We provide Tier 1 and Tier II technical support services for IT, telecommunications and consumer electronics companies and computer hardware/peripheral manufacturers, supporting both business- and consumer-based customers. Microsoft Certified Service Engineers (MCSEs) and other non-certified technical support and customer service representatives are utilized, depending upon the complexity of the programs/applications. As of December 31, 2005 we operated contact centers in the U.S., Canada and the Philippines, which provided technical support services for our clients.

Telesales. Our telesales business operation provides telesales support activities primarily for clients in the insurance, financial services and telecommunications industries. As of December 31, 2005 this business is supported by contact centers located throughout the U.S., Canada, Ireland, England, Australia, Mexico, Barbados and the Philippines. Through our network of contact centers in the U.S. we are also able to provide bilingual English and Spanish telesales to the Spanish-American marketplace. Our contact centers in Canada provide bilingual English and French telesales. Our contact centers in Ireland and England provide pan-European, multilingual telesales supporting the European marketplace.

Financial Marketing Services. Through this business organization, we provide vertical industry-specific sales, service and marketing support for retail banking, mortgage and other financial services institutions. As of December 31, 2005, this organization supported our clients from contact centers located in the U.S., Canada and the Philippines.

Medical Marketing Services. Through this business organization, we provide a range of services for the increasingly complex needs of healthcare and pharmaceutical clients. This organization is staffed by dedicated personnel to meet the sophisticated product and customer profiles of specific clients. As of December 31, 2005, this business organization supported clients from multiple contact centers located throughout the U.S.

Marketing Research and Database Marketing Services. This business organization supports other businesses across a range of industries with marketing research, data collection and database marketing services. As of December 31, 2005, this organization supported clients from contact centers in the U.S., Canada and the Philippines.

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

Additional financial information regarding our segment and geographic areas is presented in Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

Target Industries

Our domestic salesforce is organized by specific vertical industries, which enables our sales personnel to develop in-depth industry and product knowledge. Several of the industries that we serve are undergoing deregulation and consolidation, which provides us with additional opportunities as businesses search for cost-effective solutions for their sales, service, marketing and technology-related customer support needs. The industries we target are described below.

Financial Services and Insurance

We provide retail banks, mortgage companies and other financial services organizations with a wide range of services, including card-holder acquisition, active account generation, account balance transfer, account retention, insurance telesales, and customer service. Our Financial Marketing Services operation offers banking services, such as marketing and servicing home equity loans, lines of credit, loan-by-phone, checking and deposit account acquisition, mortgage loans and other traditional banking products.

Telecommunications

We provide customer service and telesales support for major telecommunications companies, including long distance, cellular, cable, and companies providing billing support services for telecommunications carriers.

Pharmaceutical and Healthcare Services

Through our Medical Marketing Services business organization, we support pharmaceutical and medical device manufacturers, health insurance companies, and other healthcare-related suppliers, for a variety of sales and customer care applications. For example, we provide patient assistance for prescription savings programs, technical/product support for medical device manufacturers and member enrollment services for healthcare insurance companies.

Computer Technology and Consumer Electronics Products and Services

We provide customer service and telesales support for clients in the computer technology and consumer electronics industries. These applications include, but are not limited to, customer service, first-level customer technical support and customer care/retention.

Additional financial information on our industries is presented in Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

Technology

We invest heavily in system and software technologies designed to improve operations center productivity thereby lowering the effective cost per contact made or received, and to improve sales and customer service effectiveness by providing our sales and service representatives with real-time access to customer and product information. We believe we were one of the first fully automated teleservices companies and among the first to implement predictive dialing technology for outbound telemarketing and market research, to provide collaborative web browsing services and to provide VoIP capabilities.

Through a global implementation of VoIP, we have established a redundant voice and data network infrastructure that can seamlessly route inbound and outbound voice traffic to our contact centers worldwide.

We utilize a scalable set of UNIX and Windows processors to support our outbound and inbound contact center operations. Dedicated UNIX and Windows processors are used for inbound contact centers, while predictive dialing systems, networked to UNIX and Windows processors at our three corporate data centers, are used for outbound contact centers. The predictive dialing systems support call and data management; the UNIX and Windows processors provide centralized list management, data consolidation, report generation and interfaces with client order processing systems.

We use software to prepare outbound and inbound scripts, manage, update and reference client data files, collect statistical transaction and performance data and assist in the preparation of internal and client reports. This software includes our proprietary list management system (LMS) as well as Siebel’s Contact Management system. The use of the Siebel software as well as Oracle’s database management system provides a scalable and robust suite of applications to support our client’s business needs. We also use a proprietary IVR system that runs on industry standard operating systems and interfaces with our telephony system through Intel’s Dialogic interface cards. This IVR system provides an automated method to handle voice calls and interfaces with Nuance, an industry-leading speech recognition system.

Quality Assurance, Personnel and Training

We place heavy emphasis on the delivery of quality service on calls made or taken on behalf of our clients. This is accomplished through extensive employee training and development programs, augmented with highly developed quality assurance personnel and solid business practices. Our quality assurance and training departments are responsible for the development, implementation and enforcement of policies and procedures used in operating the contact centers. The selection and training of telephone service representatives, training and professional development of operations center management personnel, monitoring of calls and verification and editing of all sales are performed through our Quality Assurance and Training organizations. Through our Quality Assurance department, our internal staff as well as the staff of our clients are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations are recorded, with the customer’s consent, in order to verify the accuracy and authenticity of transactions. Additionally, we are able to provide our clients with immediate updates on the progress of an ongoing program. Access to this data allows our operations management and our clients to identify potential campaign shortfalls and to immediately modify or enhance the program. Digital recording technology has been installed in all of our outbound centers. This installation allows the consolidation of all verification activities into geographically centralized locations and effectively creates a “third party” verification center. Verification results are available to our operations management and our client services management by the end of each calling day. Also, each center can access the recordings for review with supervisory staff or the service representative.

As a result of a successful pilot program, digital recording has been implemented for verification purposes for many of our inbound sales and customer service programs. As with outbound data, inbound, program data is consolidated into an existing Central Verification Center.

Our commitment to providing quality service is further illustrated by our certification with ISO 9001:2000 standards, which are administered by the International Organization for Standardization and represent an international consensus on the essential features of a quality system to ensure the effective operation of a business. All domestic and international sales and service centers are ISO 9001:2000 compliant. Our ISO 9001-2000 certification is at the core of our Quality Manager System, and is the key driver to our process driven / continual improvement orientation.

Employees

Management believes that a key driver of our success is the quality of our employees. We tailor our recruiting and training techniques toward the industries we serve. As part of the setup of each client program, service representatives receive a detailed review of each program in which they are to participate along with training regarding the background, structure and philosophy of the client that is sponsoring the program. As is typical in our business, most of our service representatives are part-time or temporary employees. As of December 31, 2005, we employed 16,174 people, of which 12,888 were part-time or temporary employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Clients

We target those companies that we believe have the greatest potential to generate recurring revenue to the Company based on their ongoing direct sales and customer service needs. At December 31, 2005, we provided direct sales, market research and customer service to over 150 clients.

Our customer care clients typically enter into multi-year contractual relationships that may contain provisions for early contract terminations while we generally operate under month-to-month contractual relationships with our telesales clients. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Our services are generally based upon per-minute or hourly rates. On occasion, we perform services for which we are paid incentives based on completed sales.

For each of the years ended December 31, 2005 and 2003, there were no customers which comprised more than 10% of our revenue. For the year ended December 31, 2004, we had one customer, Virgin Mobile USA, LLC, which comprised 11% of our revenue. This customer also accounted for 13% of our total accounts receivable at December 31, 2004. For the years ended December 31, 2005, 2004 and 2003, our top ten customers accounted for 48%, 50% and 55% of our total revenue, respectively.

Competition

The CRM services industry is very competitive and our principal competition in our primary markets comes from large service organizations, including, but not limited to, Convergys Corporation, SITEL Corporation, Sykes Enterprises, TeleTech Holdings, Inc., APAC TeleService, Inc. and West Corporation. We also compete with numerous independent firms, some of which are as large or larger than we are, as well as the in-house operations of many of our clients or potential clients. In addition, many businesses that are significant consumers of these services utilize more than one service firm at a time and may reallocate work among various firms from time to time. Some of this work is contracted on an individual project basis, with the result that we and other firms seeking such business are required to compete with each other frequently as individual projects are initiated. Furthermore, we believe there is a trend among some businesses toward outsourcing the management of their contact centers to large, multi-service competitors, some of which may be substantially larger with greater financial resources than ICT.

Quarterly Results and Seasonality

We have experienced and expect to continue to experience quarterly variations in operating results, principally as a result of the timing of client programs (particularly programs with substantial amounts of upfront project setup costs), the commencement and expiration of contracts, the timing and amount of new business we generated, our revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of existing and new business units, competitive industry conditions and litigation costs. Our results in the third quarter of 2005 reflected $4.1 million of insurance proceeds related to the Shingleton litigation. Our results in the third quarter of 2005 also reflected certain discreet income tax items, which had the effect of reducing our income tax provision in the quarter.

Our business tends to be strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season. The fourth quarter of 2004, however, was impacted by the settlement of the Shingleton litigation. Our fourth quarter results in 2004 reflect $7.7 million of expenses related to the settlement of the Shingleton litigation, net of insurance proceeds of $2.7 million. During the first quarter, the business generally levels off from the previous quarter as a result of reduced client sales and service activity. The level of business for our other quarters can fluctuate as a result of other factors, specifically the timing of contract wins and program starts, as well as approximately 70% of our revenue being generated from service programs, which generally have less seasonality than sales programs.

Government Regulation

Both the Federal and state governments regulate telemarketing sales practices in the U.S. The Federal Telephone Consumer Protection Act of 1991 (the TCPA), enforced by the Federal Communications Commission (the FCC), imposes restrictions on unsolicited telephone calls to residential telephone subscribers. Under the TCPA, it is unlawful to initiate telephone solicitation to residential telephone subscribers before 8:00 A.M or after 9:00 P.M. local time at the subscriber’s location, or to use automated telephone dialing systems or artificial or pre-recorded voices to certain subscribers. Additionally, the TCPA requires telemarketing firms to develop a written policy implementing a “do-not-call” registry, and to train its telemarketing personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award actual damages or minimum statutory damages of $500 for certain violations, which may be trebled for willful or knowing violations. Currently, we train our service representatives to comply with the regulations of the TCPA and program our call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on an applicable do-not-call list.

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

Most states have enacted statutes similar to the TCFAPA generally prohibiting unfair or deceptive acts and practices. Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses, post bonds or submit sales scripts to the state’s attorney general. Under the more general statutes, depending on the willfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business. Many of the statutes directed specifically at telemarketing practices provide for a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees. We cannot be assured that any such laws, if enacted, will not adversely affect or limit our current or future operations.

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

Internationally, the various countries outside of the United States in which we have operations generally have less detailed regulatory frameworks for teleservices activities. Instead, many of these countries have laws and/or regulations regulating consumer privacy and the collection and use of consumer data. The most prominent of these is the European Union’s Data Privacy Directive.

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

Investor Information

You can access financial and other information in the Investors section of our website. The website address is www.ictgroup.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, we make available through our website, free of charge, copies of our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Conduct. To the extent that there are any waivers of, or amendments to, either code we may report the waiver or amendment in the Investors section of our website. These documents are also available in print form to any shareholder who requests them. Requests should be directed to the Legal Department of ICT Group, Inc., 100 Brandywine Boulevard, Newtown, PA 18940. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20459. You can contact the Public Reference Room at 1-800-SEC-0330. Because we file our documents electronically with the SEC, you can also access them at www.sec.gov.

We were incorporated in the Commonwealth of Pennsylvania in 1987. Our executive offices are located at 100 Brandywine Boulevard, Newtown, PA 18940. Our telephone number is (267) 685-5000.

ITEM 1A. RISK FACTORS

An investment in our Company involves a substantial risk of loss. You should carefully consider the risks described below together with all of the other information included in this Annual Report on Form 10-K before making an investment decision. The risks and uncertainties described below are not the only ones facing us.

RISKS RELATING TO OUR BUSINESS

We may not be able to manage our growth effectively, which could adversely affect our results of operations.

We have experienced rapid growth over the past few years and currently expect to continue a high rate of growth. Rapid growth places a significant strain on our management, operations and resources. Our future performance and profitability will depend on our ability to:

•	build our infrastructure to meet the demands of our clients;

•	successfully recruit, train and retain qualified personnel in a cost-effective manner;

•	maintain state-of-the-art technology to compete effectively in the CRM industry;

•	effectively oversee and manage our CRM contact centers as we expand geographically, including internationally;

•	effectively manage the growth and implementation of our customer contact centers;

•	successfully introduce newer cost-effective, offshore, near-shore and home-shore CRM solutions;

•	select and serve new vertical markets;

•	successfully expand our service offerings from our core customer relationship management business to include enhanced technology, marketing and business process outsourcing services;

•	successfully integrate any acquired businesses;

•	manage our business in light of general economic conditions and conditions which may affect in particular our clients and other companies in the markets we serve;

•	manage our operating costs as we expand and grow our business; and

•	maximize the income tax benefits from the locations in which we operate under tax holidays.

If we are unable to keep pace with technological changes, our business will be harmed.

Our business is highly dependent on our computer and telecommunications equipment and software capabilities. Our failure to maintain the competitiveness of our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to:

•	expand our existing solutions offerings;

•	achieve cost efficiencies in our existing CRM contact center operations;

•	introduce new solutions that leverage and respond to changing technological developments; and

•	stay current with technology advances.

There can be no assurance that technologies or services developed by our competitors or vendors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that the integration of automated customer support capabilities will achieve intended cost reductions. In addition, the inability of equipment vendors and service providers to supply equipment and services on a timely basis could harm our operations and financial condition.

Our results of operations may be subject to significant fluctuations.

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors, including:

•	the commencement and expiration or termination of contracts;

•	our revenue mix;

•	the amount and timing of new business;

•	the impact of litigation and associated costs;

•	the financial strength of our clients and the collectibility of our receivables;

•	our ability to successfully open new customer relationship management contact centers or to expand existing centers in a timely fashion;

•	the timing of additional selling, general and administrative expenses;

•	competitive conditions in our industry;

•	our sources of pre-tax income, which will impact our overall effective tax rate; and

•	changes in statutory income tax rates and tax laws in the jurisdictions we operate.

Historically, our business has been strongest in the fourth quarter due to the high level of client sales activity during the fall holiday season. In the past, during the first quarter, CRM services activity generally leveled off or slowed from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. In addition, we have generally expanded our operations in the first and third quarters, without a commensurate increase in revenues in those quarters, to support anticipated business growth beginning in the second and fourth quarters, respectively. However, more recently, we have experienced quarterly fluctuations in our business as a result of other factors, such as the timing of demand for the particular services we offer in the specific geographical areas we service.

Due to these factors, our quarterly revenues, expenses and results of operations could vary significantly in the future. You should take these factors into account when evaluating past periods and, because of the potential variability in our quarterly results, you should not rely upon results of past periods as an indication of our future performance. In addition, because our operating results may vary significantly from quarter to quarter, results may not meet the expectations of securities analysts and investors, and this could cause the price of our common stock to fluctuate significantly.

Our contracts often are short-term or may be subject to early termination by our clients, which could cause our operating results to fluctuate.

We generally operate under month-to-month contractual relationships with our teleservices clients. The potentially brief duration of certain teleservices programs we implement for clients could cause our operating results to fluctuate. In addition, while our customer care management services unit generally enters into longer-term contractual relationships, those contracts often provide for early termination at the client’s discretion. Certain of those contracts require the client to pay a contractually agreed amount in the event of early termination, but others do not. We cannot assure you that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled program or for the revenues we may lose as a result of early termination.

We generate a significant portion of our revenue from a small number of major clients.

For the year ended December 31, 2005, our top ten clients accounted for 48% of our total revenue. The loss of one of these clients or the failure to maintain the current service level volumes for these customers could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts are cancelable by the customer with limited notice, therefore these contracts do not necessarily ensure that we will generate a minimum level of revenue to cover our fixed operating costs.

We depend on particular industries for a majority of our revenues.

We currently generate a majority of our revenues from clients in the financial services, healthcare and telecommunications industries. Our growth and financial results are largely dependent on continued demand for our services from clients in these industries and current trends in these industries to outsource certain CRM services. If any of these industries experience a downturn, our clients in these sectors may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in any of these industries to reduce or eliminate the use of outsourced CRM services, our financial results could be negatively affected. Our revenue, by industry is as follows:

	For the years ended December 31,
	2005	2004	2003
Financial Services and insurance	51%	52%	53%
Telecommunications & information technology	29%	32%	33%
Pharmaceutical and health care	13%	10%	10%
Other	7%	6%	4%

We may be unable to cost-effectively hire or retain qualified personnel, which could materially increase our costs.

Our business is labor intensive and is characterized by high personnel turnover, particularly at new contact centers. Most of our employees receive modest hourly wages and work part time. A higher turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiencies and productivity. Some of our operations require specially trained employees and growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. We may not be able to successfully hire, train and retain sufficient qualified personnel to adequately staff for existing business or future growth, particularly when we undertake new client relationships in industries in which we have not previously provided services. In addition, a significant portion of our costs consists of wages paid to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could materially adversely affect us.

Our profitability will be adversely affected if we do not maintain sufficient capacity utilization.

Our profitability is influenced significantly by how we utilize our workstation capacity. We attempt to maximize utilization during all periods. However, because much of our business is inbound, we typically experience significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. In addition, we have experienced, and in the future may experience, at least in the short-term, idle peak period capacity when we open a new customer interaction center or terminate or complete a large client program. From time to time we assess the expected long-term capacity utilization of our centers. Accordingly, we may, if deemed necessary, consolidate or shutdown under-performing centers in order to maintain or improve targeted utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal customer interaction center capacity utilization.

Interruptions or failures of our technology infrastructure could harm our business and reputation.

We are highly dependent on the stability of our computer and communications equipment, systems and software. These systems could be interrupted by natural disasters, power losses, operating malfunctions or computer viruses and other disruptions caused by unauthorized or illegal access to our systems. If an interruption occurs, the contracts that we have with our clients may provide for damages and for termination or re-negotiation. Our property damage insurance may not adequately compensate us for any losses we may incur. Although we have put in place a disaster recovery program, any interruption in or failure of our technology equipment systems could have a material adverse effect on our business.

A significant interruption in telephone service could harm our business.

Any significant interruption in telephone service or developments that could limit the ability of telephone companies to provide us with increased capacity in the future could harm our existing operations and prospects for future growth.

Any future acquisitions we decide to undertake will involve risks.

We have grown our business primarily through internal expansion, and we expect to continue our growth through both internal expansion and selective acquisitions of companies that would augment our service offerings, facilitate our entry into new sectors and/or geographic markets and otherwise expand our efforts in the CRM business. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities, reach mutually agreeable terms with acquisition candidates or obtain additional financing, if amounts in excess of the availability under our existing credit facility are necessary, to pay for any acquisitions that we undertake. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in:

•	dilutive issuances of equity securities;

•	a decline in our operating results;

•	incurrence of debt and contingent liabilities;

•	recording of goodwill and other intangibles that could become impaired; and

•	other acquisition-related expenses.

Some or all of these items could have a material adverse effect on our business. Any businesses we acquire in the future may not generate sales and profitability sufficient to justify our investment. If we fail to successfully integrate an acquired business, we may not be able to realize the synergies we anticipated in valuing that business. In addition, to the extent that consolidation becomes more prevalent in our industry, the prices for suitable acquisition candidates may increase to unacceptable levels and thus limit our ability to grow through acquisitions.

Our international operations are susceptible to business and political risks that could adversely affect our results of operations.

We have business locations in various countries outside the United States, including Canada, Ireland, the United Kingdom, Australia, Mexico, Barbados and the Philippines. As of December 31, 2005, 50% of our employees are located outside the United States and generate a significant amount of our revenue. Additionally, North American companies have created a demand for offshore customer care outsourcing capacity. As a result, we expect to continue expansion through start-up operations and acquisitions in additional countries. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent we experience these risks, our business and results of operations could be adversely affected.

We conduct our business in various foreign currencies and are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact our results of operations and financial condition. While we do attempt to mitigate some of this risk through hedging arrangements, to the extent these arrangements are ineffective we may not be successful in mitigating this risk. We also are subject to certain exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. A significant change in the value of the dollar against the currency of one or more countries in which we operate may have a material adverse effect on our results of operations.

Future litigation may result in significant costs for defense purposes or for settlement purposes, both of which may or may not be covered by our current insurance programs. Litigation may also take away management focus from the business and could significantly impact our financial results.

We disclose that our business, not unlike other businesses, may face litigation from time to time. In 2005, we settled a large class action lawsuit for alleged wage rate violations for $14.75 million. Although this specific litigation was resolved, we cannot predict whether any other material suits, claims, or investigations may arise in the future for similar claims. Irrespective of the outcome of any potential lawsuits or potential actions, claims, or investigations relating to the same or any other subject matter, we may incur substantial defense costs and possibly settlement costs, which may or may not be covered in their entirety by insurance. Litigation may also take away management focus from the business, which, in addition to the costs that we may incur, could result in harm to our business, financial condition, results of operations and cash flows.

Our business could be significantly disrupted if we lose members of our management team.

We believe that our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel, both individually and as a group. Our future performance will be substantially dependent on our ability to retain them. The loss of the services of any of our executive officers, particularly John J. Brennan, our Chief Executive Officer, could prevent us from executing our business strategy.

We may not be able to effectively win business against our competition.

The CRM solutions industry is highly competitive. We compete with:

•	the in-house CRM operations of our clients or potential clients;

•	other outsourced CRM providers, some of which have greater resources than we have; and

•	providers of other marketing and CRM formats and, in particular, other forms of direct marketing such as interactive shopping and data collection through television, the internet and other media.

Many businesses that are significant consumers of CRM solutions use more than one CRM solutions firm at a time and reallocate work among various firms from time to time. We and other firms seeking to perform outsourced CRM solutions are frequently required to compete with each other as individual programs are initiated. We cannot be certain that we will be able to compete effectively against our current competitors or that additional competitors, some of which may have greater resources than we have, will not enter the industry and compete effectively against us. As competition in the industry increases, we may face increasing pressure on the prices for our services.

If the trend toward outsourcing or the growth in the industries we serve decreases, our growth may suffer.

Our growth depends in part on continued demand for our services prompted by the outsourcing trend, as well as continued growth in the industries we serve. If interest in outsourcing wanes because of economic, political, or other conditions, or if there is a significant downturn in the industries in which we operate, our business and our growth could suffer.

Consumer resistance to our services could harm our industry.

As the CRM solutions industry continues to grow, the effectiveness of CRM solutions as a direct marketing tool may decrease as a result of consumer saturation and increased consumer resistance to customer acquisition activities, particularly direct sales.

Government regulation of our industry and the industries we serve may increase our costs and restrict the operation and growth of our business.

Both the United States Federal and various state governments regulate our business and the CRM solutions industry as a whole. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 broadly authorizes the FTC to issue regulations restricting certain telemarketing practices and prohibiting misrepresentations in telephone sales. The FTC regulations implementing this Act are commonly referred to as the Telemarketing Sales Rule. Our operations outside the United States are also subject to regulation. Please refer to Part 1, Item 1: “Government Regulation” of this Form 10-K for more detailed information. In addition to current laws, rules and regulations that regulate our business, bills are frequently introduced in Congress to regulate the use of credit information. We cannot predict whether additional Federal or state legislation will be enacted that regulates our business. Additional Federal or state legislation could limit our activities or increase our cost of doing business, which could cause our operating results to suffer.

Several of the industries we serve, particularly the insurance, financial services, pharmaceutical, healthcare and telecommunications industries, are subject to government regulation. We could be subject to a variety of regulatory enforcement or private actions for our failure or the failure of our clients to comply with these regulations. Our results of operations could be adversely impacted if the effect of government regulation of the industries we serve is to reduce the demand for our services or expose us to potential liability. We and our employees who sell insurance products are required to be licensed by various state insurance commissions for the particular type of insurance product sold and to participate in regular continuing education programs. Our participation in these insurance programs requires us to comply with certain state regulations, changes in which could materially increase our operating costs associated with complying with these regulations.

Terrorism and the possibility of further acts of violence or war may have a material adverse effect on our operations.

Terrorist attacks, such as those that occurred on September 11, 2001, the response by the United States and further acts of violence or war may affect the market on which our common stock trades, the markets in which we operate, our operations and profitability and your investment. Further terrorist attacks against the United States or other countries may occur. The potential near-term and long-term effect of these attacks on our business, the market for our common stock and the global economy is uncertain. The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or the trading price of our common stock.

Security and privacy breaches of the systems we use to protect personal data could adversely affect our business, results of operations and financial condition.

Our databases contain personal data of our clients’ customers, including credit card and healthcare information. Any security or privacy breach of these databases could expose us to liability, increase our expenses relating to the resolution of these breaches and deter our clients from selecting our services. Our data security procedures may not effectively address evolving security risks or address the security and privacy concerns of existing or potential clients. Any failures in our security and privacy measures could adversely affect our business, financial condition and results of operations.

Our business may be affected by the success of our clients.

In substantially all of our client programs, we generate revenue based, in large part, on the amount of time our customer service representatives devote to our clients’ customers. Consequently, the amount of revenue generated from any particular client program is dependent upon consumers’ interest in, and use of, the client’s products and/or services. There can be no assurance that our clients will continue to market products and services or develop new products and services that require them to use our services.

We may not be able to adequately protect our proprietary information or technology.

Third parties may infringe upon or misappropriate our trademarks, trade names, trade secrets or other intellectual property rights, which could adversely affect our business, results of operations and financial condition, and litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. The steps we have taken to deter misappropriation of our proprietary information and technology or client data may be insufficient to protect us, and we may be unable to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. In addition, because we operate in many foreign jurisdictions, we may not be able to protect our intellectual property in the foreign jurisdictions in which we operate or others.

Our technology and services may infringe upon the intellectual property rights of others.

Third parties may assert claims against us alleging that we are violating or infringing upon their intellectual property rights. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent, license alternative technology from another party or reduce or modify our product and service offerings. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

RISKS RELATING TO OUR COMMON STOCK

A Voting Trust controlled by our Chief Executive Officer and one of our directors controls 35% of our outstanding common stock.

A Voting Trust controlled by John J. Brennan, our Chief Executive Officer, and his brother Donald P. Brennan, one of our directors, controls approximately 35% of our outstanding common stock. John J. Brennan and Eileen Brennan Oakley, Trustee of the 1996 and 1997 Brennan Family Trusts, have entered into a voting agreement under which the shares of our common stock held by these Trusts, currently about 7% of our outstanding common stock, shall be voted by unanimous consent with John J. Brennan on all matters involving the election of directors. While this voting agreement is in effect, voting of the shares in the Voting Trust on all matters involving the election of directors shall be by the unanimous consent of Ms. Oakley and John J. Brennan. John J. Brennan controls an additional 16% of our outstanding common stock through shares he personally owns and through various voting agreements he has entered into with our employees. As a result, John J. Brennan and Eileen Brennan Oakley have substantial influence in the election of our directors and John J. Brennan and Donald P. Brennan have substantial influence in determining the outcome of other matters requiring shareholder approval.

If either John J. Brennan or Donald P. Brennan ceases to be one of our affiliates, their substantial holdings could be sold in the public market without restriction, which could then lower the market price of our common stock.

Our stock price has been and may continue to be highly volatile.

From January 1, 2004 through February 28, 2006, the market price of our common stock fluctuated from a low of $6.38 to a high of $23.74. Because much of our common stock is owned by affiliates, the number of shares that is subject to daily trading on the market is limited. Therefore, the volatility of our stock price is exacerbated by relatively low trading volumes. The market price of our common stock may continue to be volatile and may be significantly affected by:

•	actual or anticipated fluctuations in our operating results;

•	announcements of new services by us or our competitors;

•	developments with respect to conditions and trends in our industry or in the industries we serve;

•	governmental regulation;

•	general market conditions;

•	the loss of a significant client or a significant change in the volume of services we provide to a client;

•	levels of liquidity in our stock’s trading volumes, and

•	other factors, many of which are beyond our control.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the price at which you purchased it. In addition, the stock market has, recently and from time to time, experienced significant price and volume fluctuations that have adversely affected the market prices of securities of companies without regard to their operating performances.

Anti-takeover provisions in our articles of incorporation, bylaws and Pennsylvania law and the right of our board of directors to issue preferred stock without shareholder approval could make a third-party acquisition of us difficult.

Provisions of our articles of incorporation and bylaws may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt not approved by our board of directors, including those made at a premium over the prevailing market price of the common stock held by shareholders.

Our classified board of directors, limitations on calling a special meeting of our shareholders and the authority of our board to issue preferred stock and establish certain rights, preferences, privileges, limitations and other special rights thereof without any further vote or action by our shareholders could have the effect of delaying, impeding or discouraging the acquisition of control of us in a transaction not approved by our board of directors.

Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law of 1988, or the PBCL, which is applicable to us, may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the shares held by shareholders. In general, Subchapter F of Chapter 25 of the PBCL delays for five years and imposes conditions upon “business combinations” between an “interested shareholder” and us, unless prior approval of our board of directors is given. The term “business combination” is defined broadly to include various merger, consolidation, division, exchange, or sale transactions, including transactions using our assets for purchase price amortization or refinancing purposes. An “interested shareholder,” in general, would be a beneficial owner of shares entitling that person to cast at least 20% of the votes that all shareholders would be entitled to cast in an election of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2005, our corporate headquarters was located in Newtown, Pennsylvania in leased facilities consisting of approximately 105,000 square feet of office space rented under a lease that expires in 2017. In addition to the corporate headquarters staff, certain other divisional and operations personnel are located in the facility. We also lease all of the facilities used in our operations. These lease commitments expire generally between January 2006 and April 2014 and typically contain renewal options. Management believes that its existing facilities are suitable and adequate for our current operations, but additional facilities will be required to support growth. Management believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

The following table lists our primary contact center locations as of December 31, 2005.

Locations
Conway, AR; Morrilton, AR; Nogales, AZ (2); Colorado Springs, CO; Lakeland, FL; Louisville, KY; Wilton, ME; Amherst, NY; Depew, NY; Lancaster, OH; Allentown, PA; Bloomsburg, PA; Dubois, PA; Langhorne, PA; Lockhaven, PA (2); Trevose, PA; Chesapeake, VA; Tidewater, VA; Spokane, WA (2); Carbonear, Newfoundland, Canada; Cornerbrook, Newfoundland, Canada; St. John’s, Newfoundland, Canada; Miramichi, New Brunswick, Canada ; Moncton, New Brunswick, Canada; Riverview, New Brunswick, Canada; Halifax, Nova Scotia, Canada; New Glasgow, Nova Scotia, Canada; Sydney, Nova Scotia, Canada; Lindsay, Ontario, Canada; Peterborough, Ontario, Canada; Woodstock, Ontario, Canada; Athlone, Ireland; Dublin, Ireland; London, U.K.; Sydney, Australia; Bridgetown, Barbados; Mexico City, Mexico; Manila, Philippines (2)

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

In 1998, William Shingleton filed a class action lawsuit against us in the Circuit Court of Berkeley County, West Virginia (the Court). The lawsuit alleged that we and twelve current and former members of our management had violated the West Virginia Wage Payment and Collection Act (the Wage Act) for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods, production hours worked and improper deductions for the cost of purchasing telephone headsets.

On March 1, 2005, we announced a settlement with the plaintiffs to this litigation. Under the terms of the settlement, ICT agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law, plus interest. Of the $14.75 million settlement payment, $6.9 million was recovered from our insurance carriers during 2005. Our 2004 results reflect the accrual for the settlement amount offset by $2.7 million of insurance proceeds. Our 2005 results reflect insurance proceeds of $4.2 million, offset by $604,000 of actual legal expenses that we incurred to complete the requirements set forth in the settlement. As of December 31, 2005, there are no contingent liabilities remaining associated with this litigation.

Additionally, we are a co-defendant in 14 putative consumer class action lawsuits filed against Time Warner, Inc. or America Online, in various state and Federal courts during the period from July 2003 to December 2004. We believe the allegations against us are without merit. America Online is paying for our defense and has agreed to indemnify us against any costs or damages that we may incur as a result of these lawsuits. All of these suits allege that America Online, a customer of ICT, violated consumer protection laws by charging members for accounts they purportedly did not agree to create and that America Online and ICT violated consumer protection laws in the handling of subscribers’ calls seeking to cancel accounts and obtain refunds of amounts paid for such accounts. America Online contracted with us to answer customer service calls from America Online subscribers in accordance with instructions provided by America Online. Nine of the lawsuits that were filed in, or removed to, Federal court were centralized in the Central District of California for consolidated or coordinated pre-trial proceedings pursuant to a February 27, 2005 order of the Judicial Panel on Multidistrict Litigation (the “MDL Litigation”). Three of the lawsuits were filed in the Circuit Court for St. Clair County Illinois (the “Illinois Litigation”). The two remaining lawsuits, one of which has been settled and dismissed with prejudice, as described below, were filed in state courts.

On April 5, 2005 America Online and we signed a settlement agreement with the plaintiffs’ counsel in the Illinois Litigation on behalf of a putative national class of all persons and entities who were charged or billed by or through America Online or its agents, assigns, contracted customer service providers, or other designees acting on behalf of or through America Online, for services and/or goods without their consent or authorization. Consistent with America Online’s agreement to indemnify us against any costs or damages that we may incur as a result of these lawsuits, all settlement payments or services under the settlement agreement will be paid or provided by America Online. On April 7, 2005, the Circuit Court for St. Clair County, Illinois, certified the settlement class, which includes the putative classes alleged in all of the cases discussed above, and preliminarily approved the settlement. In October 2005, the Plaintiffs in the MDL Litigation agreed to join the St. Clair County, Illinois settlement, and a revised settlement agreement was signed on October 21, 2005. A final approval order for the settlement, which can be appealed within 30 days of issuance, was entered on February 22, 2006.

In November 2005, a putative class action lawsuit filed in California Superior Court (Alameda County) was settled by agreement of the parties, and the Court subsequently issued a joint motion to dismiss the matter with prejudice. Again, consistent with America Online’s agreement to indemnify us against any costs or damages that we may incur as a result of these lawsuits, all costs and payments associated with the settlement were paid by America Online.

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

Period	High	Low
Fiscal 2004:
First Quarter	$15.10	$10.49
Second Quarter	13.97	9.09
Third Quarter	10.00	6.38
Fourth Quarter	10.27	7.18

Fiscal 2005:
First Quarter	11.99	8.40
Second Quarter	11.30	8.65
Third Quarter	12.75	9.10
Fourth Quarter	17.43	11.31

As of March 1, 2006, there were 50 holders of record of the Company’s common stock, which excludes shareholders whose shares are held in nominee or “street” name by brokers. On March 1, 2006, the closing sale price of the common stock as reported by The Nasdaq Stock Market was $23.48.

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

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$401,334	$325,529	$298,142	$298,926	$239,324

Operating expenses:
Cost of services	244,572	194,365	179,679	172,109	133,816
Selling, general and administrative	141,601	123,559	115,273	111,529	91,495
Litigation costs (recoveries) (1)	(3,611)	10,338	4,693	1,200	450
Restructuring charge (reversal) (2)	—	—	(686)	8,894	—

	382,562	328,262	298,959	293,732	225,761

Operating income (loss)	18,772	(2,733)	(817)	5,194	13,563
Interest expense, net	2,464	1,594	1,183	828	1,079

Income (loss) before income taxes	16,308	(4,327)	(2,000)	4,366	12,484
Income tax provision (benefit)	4,133	(1,634)	(856)	1,398	4,506

Net income (loss)	$12,175	$(2,693)	$(1,144)	$2,968	$7,978

Diluted earnings (loss) per share	$0.94	$(0.21)	$(0.09)	$0.23	$0.63

Shares used in computing diluted earnings (loss) per share	12,964	12,571	12,483	13,021	12,682

(1)	See Note 12 to the consolidated financial statements.
(2)	See Note 17 to the consolidated financial statements.

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,428	$11,419	$12,091	$10,779	$7,375
Working capital	56,721	48,739	50,000	45,288	38,766
Total assets	172,759	160,576	135,825	130,818	102,586
Long-term debt, less current maturities	35,000	39,000	30,000	19,000	12,000
Shareholders' equity	81,012	68,948	70,551	68,036	63,660

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of outsourced customer management and business process outsourcing solutions. Our comprehensive, balanced mix of sales, service, marketing and technology solutions includes: customer care/retention, technical support and customer acquisition, cross-selling/upselling as well as market research, database marketing, data capture/collection, e-mail management, collections and other back-office business processing services. We provide our services through operating `centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, Barbados and the Philippines. As of December 31, 2005, we had operations in 41 contact centers from which we support domestic and multinational corporations and institutions, primarily in the financial, insurance, healthcare, telecommunications, information technology and consumer electronics industries.

We also offer a comprehensive suite of CRM technologies, which are available on a hosted basis, for use by clients at their own in-house facilities, or on a co-sourced basis, in conjunction with our fully integrated, Web-enabled contact centers. These technologies include: automatic call distribution (ACD) voice processing, interactive voice response (IVR) and advanced speech recognition (ASR), Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing, sales force and marketing automation, alert notification and Web self-help, for the delivery of consistent, quality customer care across multiple channels.

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

Revenue is recognized as the services are performed, generally based on hours or minutes of work performed; however, certain types of revenue relating to up-front project setup costs must be deferred and recognized over a period of time, typically the length of the customer contract. Some of our client contracts have performance standards, which can result in adjustments to monthly billings if the standards are not met. Any required adjustments to our monthly billings are reflected in our revenue on an as-incurred basis.

We refer to our revenue as either Sales revenue or Services revenue. Our Sales revenue includes new customer acquisition and cross-selling products and services to existing customers. Sales revenue is primarily outbound but does include inbound selling activities. Services revenue is generally inbound and encompasses all our other revenue, which is classified into two categories, customer service and ancillary services. Customer service includes customer care, help desk support, technical support and patient assistance whereas ancillary services includes market research, database marketing, technology hosting, data processing and data entry, and other non-sales activities such as market survey work.

Results for 2005 reflect the following:

•	Increased revenue, which grew 23% compared to 2004 revenue.

•	Significant growth in customer care and other inbound call center services. Growth in our Services revenue was 30%.

•	Sales revenue growth was 11% as compared to a decline of 9% in the prior year.

•	Significantly reduced selling, general and administrative expenses as a percentage of revenue.

•	Continued growth in our Philippines operations, which handled approximately 16% of total production.

•	Strengthened our competitive position in key vertical markets, primarily financial services and healthcare.

•	Expanded our presence in other markets including technology, government and energy.

•	Expanded the scope of our hosted technology offerings services with the introduction of outbound IVR alert services.

We improved our operations in 2005 due to our success in growing our client base, particularly in providing customer care management services in our key vertical markets, which often command higher revenue rates. We were also successful in controlling our direct operating costs for labor and telecommunications. The deployment of our centralized technology infrastructure helped us achieve savings in our telecom costs and increase the utilization of our workstations and software licenses.

On March 1, 2005, we announced a settlement to resolve the Shingleton litigation. Under the terms of the settlement, ICT agreed to pay $14.75 million to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages required by the Wage Act. The impact of this settlement was accrued in our financial statements as of December 31, 2004, although the payment of the settlement occurred in 2005. Of the $14.75 million settlement, $6.9 million was recovered from our insurance carriers during 2005. Our 2004 results reflect the accrual for the settlement amount offset by $2.7 million of insurance proceeds. Our 2005 results reflect insurance proceeds of $4.2 million, offset by $604,000 actual legal expenses that we incurred in 2005 to complete the requirements set forth in the settlement. As of December 31, 2005, there are no contingent liabilities remaining associated with this litigation.

Our future profitability will be impacted by, among other things, our ability to expand our service offerings to existing customers as well as our ability to obtain new customers and grow new vertical markets. Our profitability is also impacted by our ability to manage costs and mitigate the effects of foreign currency exchange risk. Our business is very labor-intensive and consequently, in an effort to reduce costs and be as competitive as possible in the marketplace, we have been reallocating some of our services to near-shore and offshore contact centers, which typically have lower labor costs.

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

We believe that our success in 2006 will be largely dependent on our ability to continue capturing new business and leveraging the investment we have made in our infrastructure by expanding our business service offerings. We believe that major corporations will continue to leverage the skills of companies like ours and that the services outsourced will continue to expand beyond the contact center services that currently comprise the large majority of our business. We plan to leverage our existing strength in the financial services, insurance and healthcare markets and provide additional business services to our customers in these industries. To capitalize on these opportunities, we will continue to enhance the technologies we use.

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

Revenue Recognition

Revenue is typically calculated based on contracted per-minute or hourly rates with customers. We recognize revenue as services are performed, generally based on billable minutes or hours of work incurred. Some of our client contracts have performance standards, which can result in adjustments to monthly billings if the standards are not met. Any required adjustments to our monthly billings are reflected in our revenue on an as-incurred basis.

In order to provide our business services solutions, we may incur certain up-front project set-up costs specific to each customer contract. In certain instances, we can bill the customer for these costs; however, because the delivered item (project set-up services) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent we have billed these costs and there are no customer issues with collection, we will defer the project set-up costs and amortize such amounts over the program period, over the remaining contract term or until contract termination. The costs incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue. Deferred revenue totaled $8.1 million and $4.3 million as of December 31, 2005 and 2004, respectively, and is included in accrued expenses and other in the accompanying consolidated balance sheets. The deferred revenue related to up-front project set-up costs was $4.8 million and $1.6 million as of December 31, 2005 and 2004, respectively. The deferred cost associated with this revenue is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The deferred costs totaled $3.3 million and $1.1 million at December 31, 2005 and 2004, respectively.

Our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements With Multiple Deliverables.”

Allowance for Doubtful Accounts

Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. Management continuously monitors collections and payments from customers and maintains an allowance for uncollectible accounts based upon our historical write-off experience and any specific customer collection issues that have been identified. Other items considered in estimating the allowance for uncollectible accounts include the age of the receivables, the financial status of our customers and general economic conditions. Because the allowance for uncollectible accounts is an estimate, it may be necessary to adjust the allowance for doubtful accounts if actual bad debt expense exceeds the estimated reserve. We are subject to concentration risks as certain of our customers, as well as certain of the industries we support, generate a high percentage of our total revenue and corresponding receivables. Accounts receivable, net were approximately $82.7 million and $64.8 million as of December 31, 2005 and 2004, respectively, representing approximately 48% and 40% of total assets, respectively. Given the significance of accounts receivable to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are recorded through business combinations. As of December 31, 2005 and 2004, we had $3.5 million and $3.3 million of goodwill, respectively. We also had $612,000 and $953,000 of other intangible assets, net of amortization, at December 31, 2005 and 2004, respectively. An impairment of these assets could have a significant impact on our results of operations. An impairment exists when events have occurred or circumstances exist that would cause the fair value of these assets to fall below their carrying value. Although goodwill is no longer required to be amortized, we are required to perform an annual impairment review of our goodwill. This impairment review is performed in the fourth quarter of each year. The impairment assessment is performed using projected cash flows. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist that could indicate an impairment of our goodwill. Other intangible assets are evaluated similar to other long-lived assets in accordance with of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discussed below. For the years ended December 31, 2005, 2004 and 2003 there were no impairment charges related to goodwill and other intangible assets.

Impairment of Long-Lived Assets

We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of our long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. Some of the more important factors we consider include our financial performance relative to our expected and historical performance, significant changes in the way we manage our operations, negative events that have occurred, and negative industry and economic trends. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the assets, generally determined based on the present value of expected future cash flows associated with the use of the asset. For the years ended December 31, 2005, 2004 and 2003 we recorded impairment charges of $458,000, $0 and $205,000, respectively. In 2005, the impairment of assets was associated with facilities that we exited early. Net property and equipment as of December 31, 2005 and December 31, 2004 totaled $56.9 million and $56.3 million, respectively, representing approximately 33% and 35% of total assets, respectively.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized through future taxable income. We also have deferred tax assets relating to net operating loss (NOL) carryforwards for state tax purposes, foreign NOL and Federal tax credit carryforwards. With respect to our state NOLs, we do not believe it is more likely than not that these deferred tax assets will be realized. Accordingly, a valuation allowance of $1.7 million has been recorded against these deferred tax assets, of which $84,000 was recorded in 2005. At December 31, 2005, we have $7.0 million of NOL carryforwards relating to some of our foreign subsidiaries. Our subsidiary in Australia has $6.8 million of these NOLs, resulting in a gross deferred tax asset of $2.1 million. Although the NOLs in Australia do not expire under Australian tax law and can be carried forward to offset taxable income in future years, management performed an evaluation on the expected utilization of the carryforwards and determined that it was more likely than not that these carryforwards will not be utilized. Therefore during 2005, management increased the valuation allowance for the deferred tax assets that had been recorded for these NOLs by $1.1 million. As of December 31, 2005 the deferred tax assets associated with the Australian NOLs have a full valuation allowance. Our ability to realize any of the above NOLs in the future will depend upon the Company’s ability to generate profits in the various tax jurisdictions they apply.

Additionally, we have recorded as a deferred tax asset as of December 31, 2005 approximately $1.7 million of federal tax credits, specifically research and development tax credits and work opportunity tax credits. Because we do not believe we will be able to realize all of these credits associated with research and development, we have recorded a valuation allowance of $1.2 million against them, of which $599,000 was recorded in 2005. Although realization is not assured with our deferred tax assets, management believes it is more likely than not that the remaining deferred tax assets will be realized.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. We will continue to evaluate and assess the realizability of all deferred tax assets and adjust valuation allowances, if required in the future.

Restructuring Charges

As of December 31, 2005, we had a remaining accrual of $1.3 million for the amount of estimated costs required to terminate the leases and close the facilities included in the December 2002 restructuring. The original charge of $8.9 million consisted of severance, site closure costs and asset impairments. Certain estimates were made in determining the amount of the charge for site closure costs and asset impairments, but no estimate for sublease income was made, given the market conditions at that time and the inability to find suitable tenants. The amount of the charge will be subject to change over time if a suitable tenant is identified or to the extent we are able to negotiate early lease terminations.

During 2005 and 2004, we did not enter into any sublease arrangements nor did we negotiate any termination settlements for the facilities that remain under contract. The majority of cash payments made were related to the ongoing lease obligations.

Accounting for Contingencies

In the ordinary course of business, we have entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, we could be subject to litigation, claims or assessments arising from any or all of these relationships, or from our relationships with our employees. Management accounts for contingencies such as these in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires an estimated loss contingency be recorded when information available prior to issuance of a company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS No. 5 and its interpretations further state that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the range should be accrued. Accounting for contingencies arising from contractual or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

At December 31, 2004, we had recorded an accrual related to the Shingleton litigation. Our accrual at December 31, 2004 was $14.8 million and reflected amounts that were agreed upon in a settlement that was announced on March 1, 2005 and approved by the Court on June 27, 2005. We remitted the settlement amount in March 2005 to satisfy our obligation under the settlement. These payments were partially funded with $2.7 million of insurance proceeds that we received. The insurance proceeds were recorded as a receivable within prepaid expenses and other on our consolidated balance sheet at December 31, 2004. Our 2005 results reflect the receipt of additional insurance proceeds of $4.2 million. As of December 31, 2005, we have no accruals remaining relating to the Shingleton litigation. See Item 3 of this Annual Report on Form 10-K.

Results of Operations

The following is a discussion of the major categories set forth in the statement of operations.

(dollars in thousands)	2005	2004	2003	% change 2005 vs. 2004	% change 2004 vs. 2003
Revenue:	$401,334	$325,529	$298,142	23.3%	9.2%

Services	278,999	215,173	176,304	29.7%	22.0%
Sales	122,335	110,356	121,838	10.9%	-9.4%

Average Number of Workstations	9,805	8,683	8,146

The $75.8 million increase in revenue for 2005 was largely driven by growth in our Services revenue, which accounted for over 84% of this increase and reflects the continuing growth in outsourced customer support. The growth in 2005 was driven primarily by expansion of new contracts in the healthcare, technology and government industries. Our Sales revenue also increased for the first time since 2002 and reflects our strong growth in certain of our international markets. Total revenue per average workstation increased by 9% over 2004, primarily due to increased utilization rates and the growth in ancillary revenue.

The $27.4 million increase in revenue for 2004 was primarily due to new client programs for marketing and customer care services. Our Services revenue grew rapidly in 2004 and increased by $38.9 million from 2003, which more than offset the $11.5 million decrease in Sales revenue. Total revenue per average workstation increased by 2%, reflecting a growing mix of Services revenue, which typically has greater workstation utilization as compared to Sales revenue.

Our results in 2005 have benefited from moving production to lower priced and lower cost offshore and near-shore locations. As we continue to perform work for our customers in offshore and near-shore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. Changes in foreign exchange rates had a positive impact on total revenue of $3.7 million in 2005 compared to 2004 and was primarily due to changes in the Canadian dollar, the Euro and the British pound sterling. In 2004, changes in foreign exchange rates had a positive impact on total revenue of approximately $5.4 million compared to 2003 and was also primarily due to changes in the Canadian dollar, the Euro and the British pound sterling.

(dollars in thousands)	2005	2004	2003	% change 2005 vs. 2004	% change 2004 vs. 2003
Cost of Services:	$244,572	$194,365	$179,679	25.8%	8.2%

Labor costs	174,118	137,867	123,991	26.3%	11.2%
Telecom costs	19,389	17,875	18,096	8.5%	-1.2%
Other direct costs	51,065	38,623	37,592	32.2%	2.7%

Total Cost of Services as a Percentage of Revenue	60.9%	59.7%	60.3%

Our cost of services consists primarily of direct labor costs associated with our customer service representatives (CSRs) and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance cost, other billable labor and support services costs.

In 2005, the increase in cost of services of $50.2 million over 2004 was driven primarily by labor cost increases of $36.3 million. The labor cost increase were primarily volume driven. To a lesser extent, labor costs were impacted by foreign exchange and changes in hourly rates for our contact center staff. Our labor cost per production hour in 2005 was $11.25 as compared to $11.03 in 2004, and reflects an overall increase in wage rates of approximately 1%, as well as the impact of foreign currency. Foreign currency exchange rates had an overall impact of increasing our cost of services by $4.9 million as compared to 2004. Conversely, due to advances made in the technologies we used in providing our services, the greater propensity of customer service clients to cover their own telecommunications costs and the continuing commoditization of telecommunications, our telecom cost per production hour decreased 13% to $1.25 in 2005 from $1.43 in 2004. Other direct costs increased primarily due to increases in our subcontracting costs ($4.3 million), other billable labor ($3.9 million) and quality assurance

($2.2 million). Rapid changes in call volume that are deemed to be short-term in nature are often handled through subcontracting arrangements. Some of our other inbound customer care services, particularly those in the healthcare industry, require a variety of ancillary services that are off the phone, which tends to drive our other billable labor costs. Our quality assurance costs are typically a function of our call volume and tend to increase as our volume of business increases.

In 2004, the increase in cost of services of $14.7 million over 2003 was driven primarily by labor cost increases of $13.9 million. Our labor cost per production hour in 2004 was $11.03 as compared to $10.91 in 2003, and reflected an overall decrease in wage rates of approximately 3%, offset by the impact of foreign currency. Foreign currency exchange rates had an overall impact of increasing our cost of services by $5.5 million as compared to 2003. Conversely, due to advances made in the technologies we used in providing our services and our ability to obtain better per-minute rates and volume discounts from some of our telephone carriers and typically lower telecom costs in customer care contracts, our telecom cost per production hour decreased 10% to $1.43 in 2004 from $1.59 in 2003.

(dollars in thousands)	2005	2004	2003	% change 2005 vs. 2004	% change 2004 vs. 2003
Selling, General and Administrative Expenses:	$141,601	$123,559	$115,273	14.6%	7.2%

Salaries, benefits and other personnel-related costs	56,716	48,774	44,555	16.3%	9.5%
Facilities and equipment costs	50,934	45,017	41,407	13.1%	8.7%
Depreciation and amortization	20,790	17,822	17,855	16.7%	-0.2%
Other SG&A costs	13,161	11,946	11,456	10.2%	4.3%

Total SG&A as a Percentage of Revenue	35.3%	38.0%	38.7%

Selling, general and administrative (SG&A) expenses are primarily comprised of salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization.

SG&A expenses increased by $18.0 million in 2005 as compared to 2004, primarily as a result of increased facilities costs along with increases in salaries and benefits. Our facilities costs which consist primarily of rental fees, increased by $5.9 million. During 2005, we opened three new contact centers in the United States and one new contact center in the Philippines to meet increasing demands for our outsourced customer care services. Salaries and benefits costs increased primarily due to headcount increases. Approximately 34% of our SG&A expenses were incurred in foreign locations, which are subject to changes in foreign exchange rates. Foreign exchange rates had the effect of increasing SG&A expenses by approximately $1.6 million in 2005 as compared to 2004. As a percentage of revenue, our SG&A expenses declined in 2005 from 2004 primarily as a result of our ability to manage our revenue growth by increasing utilization of existing infrastructure as well as being able to better control some of our expenses associated with our expansion and the opening of new facilities.

SG&A expenses increased by $8.3 million in 2004 as compared to 2003, primarily as a result of increased facilities costs along with increases in salaries and benefits. Our facilities costs, increased by $3.6 million, reflecting our offshore expansion. Part of this expansion included the second contact center we opened in the Philippines in mid-2004. Also contributing to the increase was a full-year of costs relating to the expansion of our first contact center in the Philippines as compared to only a few months of operations in 2003. Salaries and benefits costs increased primarily due to headcount increases worldwide. Approximately 35% of our SG&A expenses were incurred in foreign locations, which are subject to changes in foreign exchange rates. Foreign exchange rates had the effect of increasing SG&A expenses by approximately $3.2 million in 2004 as compared to 2003. As a percentage of revenue, our SG&A expenses declined in 2004 from 2003, primarily as a result of our ability to handle a portion of the increased revenue with our existing infrastructure.

(dollars in thousands)	2005	2004	2003	% change 2005 vs. 2004	% change 2004 vs. 2003
Litigation Costs (Recoveries):	$(3,611)	$10,338	$4,693	-134.9%	120.3%

In 2005, our litigation costs include recoveries from one of our insurance carriers of $4.1 million. These insurance proceeds were partially offset by incurred legal expenses of $604,000. The insurance proceeds represent the culmination of litigation we were pursuing against one of the insurance carriers involved in the Shingleton litigation. In addition to the proceeds from the insurance carrier, we also settled a related matter with one of our insurance brokers for an $115,000 recovery.

In 2004, litigation costs totaled $10.3 million and included $2.6 million associated with litigation defense and the legal action against our insurance carriers, with respect to the Shingleton litigation. We also increased our contingency accrual for this litigation from $4.4 million to $14.8 million. On March 1, 2005, we announced a settlement with the plaintiffs to this litigation. Under the terms of the settlement, ICT agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law of thirty days plus interest which was being sought for all class members regardless of the amount of wages allegedly unpaid. Our $14.8 million accrual at December 31, 2004, reflected the settlement amount and related payroll taxes. Partially offsetting these expenses was $2.7 million of responsive insurance proceeds from one of our insurance carriers.

(dollars in thousands)	2005	2004	2003	% change 2005 vs. 2004	% change 2004 vs. 2003
Restructuring Reversal:	$—	$—	$(686)	n/a	-100.0%

Our restructuring accrual as of December 31, 2005 and 2004 was $1.3 million and $1.8 million, respectively and represents ongoing lease payments, which we expect to satisfy through cash flow generated from continuing operations. The only changes to our accrual in 2005 and 2004 related to the payment of ongoing lease obligations and the payment of severance.

During 2003, we negotiated lease termination settlements, entered into a sublease agreement and adjusted original estimates for certain facilities that were part of the December 2002 restructuring. We reversed $797,000 of the restructuring accrual in order to appropriately reflect the settlement amounts, sublease amount and the other changes in estimate. During the implementation of the restructuring plan in 2003, we identified additional fixed assets (primarily equipment and furniture) for which management currently had no plan to utilize in other facilities. These assets were classified as assets to be disposed of and they were written down to fair value, resulting in an impairment charge of $205,000.

Also during 2003, one individual who was receiving monthly severance as part of the restructuring secured new employment elsewhere, which partially voided his agreement with us. Approximately $94,000 of his remaining severance was reversed in the fourth quarter of 2003. This reversal was also recorded in the restructuring charge line in the accompanying consolidated statements of operations.

(dollars in thousands)	2005	2004	2003	% change 2005 vs. 2004	% change 2004 vs. 2003
Interest Expense, Net:	$2,464	$1,594	$1,183	54.6%	34.7%

In 2005, the increase in net interest expense over 2004 was the result of increased average daily outstanding balances under the line of credit during 2005 as compared to 2004, as well as higher interest rates. Average borrowings were approximately $47.0 million in 2005 as compared to $39.7 million in 2004. The weighted average interest rate on amounts outstanding under the line of credit was 5.0% in 2005 as compared to 3.7% in 2004.

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

(dollars in thousands)	2005	2004	2003	% change 2005 vs. 2004	% change 2004 vs. 2003
Income Tax Provision (Benefit):	$4,133	$(1,634)	$(856)	-352.9%	90.9%

Our income tax provision (benefit) increased by $5.8 million in 2005 and reflected the profits earned by the Company. The effective rate for the years ended December 31, 2005, 2004 and 2003 was 25%, 38% and 43%, respectively.

In 2005, the decrease in our effective rate was primarily due to the Company generating $4.4 million of profit in the Philippines, which was not subject to income tax as a result of a tax holiday we obtained. Our income tax provision in 2005 reflects additional valuation allowances of $1.1 million recorded against the remaining deferred tax assets recorded for our net operating loss carryforwards in Australia. Also, during 2005, the IRS denied a claim we had filed for research and development (“R&D”) credits associated with a previous tax year. While we plan to appeal, we have determined that a full valuation allowance should be recorded on any remaining deferred tax assets associated with R&D credits. Therefore an additional $599,000 of valuation allowance was recorded in 2005. These increases in valuation allowances were partially offset by work opportunity tax credits of approximately $605,000.

In 2004, we had recorded a valuation allowance of $940,000 against a portion of the deferred tax assets recorded for our Australian net operating loss carryforwards. Our tax benefit in 2004 also reflects the tax impact of the Shingleton settlement, as well as work opportunity tax credits and R&D credits of $1.1 million.

The effective rate benefit in 2003 was driven by higher losses in the United States caused by the additional litigation charge recorded during 2003 as well as $420,000 of work opportunity tax credits that we earned.

Quarterly Results and Seasonality

We have experienced and expect to continue to experience quarterly variations in operating results, principally as a result of the timing of client programs (particularly programs with substantial amounts of upfront project setup costs), the commencement and expiration of contracts, the timing and amount of new business we generate, our revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of existing and new business units, competitive industry conditions and litigation costs. Our results in the third quarter of 2005 reflected $4.1 million of insurance proceeds related to the Shingleton litigation. Our results in the third quarter of 2005 also reflected certain discreet income tax items, which had the effect of reducing our income tax provision in the quarter.

Our business tends to be strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season. The fourth quarter of 2004, however, was impacted by the settlement of the Shingleton litigation. Our fourth quarter results in 2004 reflect $7.7 million of expenses related to the settlement of the Shingleton litigation, net of insurance proceeds of $2.7 million. During the first quarter, the business generally levels off from the previous quarter as a result of reduced client sales and service activity. The level of business for our other quarters can fluctuate as a result of other factors, specifically the timing of contract wins and program starts, as well as approximately 70% of our revenue being generated from service programs, which generally have less seasonality than sales programs.

Liquidity and Capital Resources

At December 31, 2005, we had $10.4 million of cash and cash equivalents compared to $11.4 million at December 31, 2004.

We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Amended and Restated Credit Facility (the “Credit Facility”). The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility, costs of operations, litigation defense and business combinations.

Cash From Operations

Cash provided by operations in 2005, 2004 and 2003 was $26.1 million, $13.1 million and $15.2 million, respectively.

Cash from operations in 2005 was generated by net income of $12.2 million and various non-cash expenses of $25.4 million. The non-cash expenses included $20.8 million of depreciation and amortization and $4.0 million of deferred income tax expense. The net income and non-cash items were partially offset by the payment of our Shingleton litigation settlement of $14.8 million. Other working capital changes resulted in an additional $3.3 million of operating cash flow. A $19.1 million increase in accounts payable and accrued expenses was driven by higher accruals for payroll and related expenses, higher deferred revenue, and $6.6 million of amounts due to a customer. This increase was partially offset by a $17.8 million increase in accounts receivable and was due to higher revenue and a slightly extended collection cycle. Much of the cash associated with these fourth quarter receivables was collected in January and February of 2006.

The amount classified as due to customer represents amounts previously collected from a customer that were re-billed to other related entities of this customer at the request of the customer, in order to reflect a revised billing arrangement. These amounts were collected by us prior to December 31, 2005 and are due back to the customer when all re-billed amounts have been collected. It is expected that these amounts will be collected in full from the remaining parties and paid back to the customer in the first quarter of 2006.

Cash from operations in 2004 was generated by a net loss of $2.7 million, which was offset by non-cash expenses of $18.4 million, primarily depreciation and amortization, and increased litigation accruals of $10.4 million. The additional litigation accrual is associated with the Shingleton settlement. Changes in working capital, exclusive of the increased litigation accrual, accounted for a $13.0 million decrease in cash flow from operations and was driven primarily by an increase in accounts receivable. Our accounts receivable increased because of the significant growth in revenue in the fourth quarter of 2004. Much of the cash associated with these fourth quarter receivables was collected in January and February 2005.

Cash from operations in 2003 was generated by a net loss of $1.1 million, offset by non-cash expenses of $17.0 million, primarily depreciation and amortization. Net working capital changes reduced cash flow from operations by $612,000. The working capital change was primarily due to overall decreases in our current liabilities of $5.7 million, partially offset by decreases in our current assets of $5.1 million. Our current liabilities decreased primarily due to $4.6 million of payments made associated with our 2002 restructuring, while our current assets decreased primarily due to higher collections of accounts receivable.

Credit Facility

In 2005, 2004 and 2003, we had net borrowings (repayments) of $(4.0) million, $9.0 million and $7.0 million, respectively. The primary use of these borrowings was to fund a portion of our capital expenditures each year. In March 2005, some of our borrowings were used to make payment on the Shingleton settlement. These borrowings were repaid in 2005 with cash flow provided by operations. See Item 3 of this Annual Report on Form 10-K. Additionally, in 2004, borrowings under our Credit Facility were used to pay a portion of the purchase price for the acquisition of DPS Data Group LLC (DPS). We paid $2.7 million, $1.4 million and $961,000 of interest expense against amounts outstanding for each of those years.

On June 24, 2005, we entered into the Credit Facility. The Credit Facility, which amended our existing three-year $100.0 million revolving credit facility, is structured as a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The amendment extended the maturity date from December 2, 2006 to June 24, 2010.

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

We incurred $596,000 of debt issuance costs associated with the Credit Facility. These costs have been deferred and are being amortized over the five-year term of the Credit Facility. The unamortized issuance costs associated with the original credit facility of $306,000 will continue to be amortized over the new five-year term. We are in compliance with all of the covenants under the Credit Facility as of December 31, 2005.

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

In 2005, our total legal costs associated with this litigation were $604,000. Until the litigation was settled, we had spent significant resources defending the Company in both the class action and its related litigation. Our associated legal costs in 2004 and 2003 were $2.6 million and $1.6 million.

Our accrual at December 31, 2004 was $14.8 million. In March 2005, we made payments of $14.8 million to satisfy our obligations under the settlement. This payment was funded with cash-on-hand, borrowings under our Credit Facility and proceeds from responsive insurance coverage.

We sought insurance coverage for part of the damages in this litigation under our Directors and Officers policies that were in effect with two insurers. We received a payment of $2.7 million in March 2005 from one of the insurers. During the third quarter of 2005, we negotiated a settlement with the other insurer and collected the $4.1 million settlement amount. In addition to the proceeds from the insurance carrier, we also settled a related matter with one of our insurance brokers for $115,000, which was collected in January 2006. There are no remaining accruals associated with the Shingleton litigation as of December 31, 2005.

Capital Expenditures and Business Combinations

In 2005, we spent $21.1 million on capital expenditures as compared to $25.1 million and $19.0 million in 2004 and 2003, respectively. For each year, these amounts represented the vast majority of our investing activities. A portion of our capital expenditures is reflected in our workstation growth. There were 10,662 workstations in operation at December 31, 2005 compared to 9,264 workstations at December 31, 2004 and 8,323 at December 31, 2003.

In 2005, we added a net total of 1,398 workstations. This included 692 workstations added to our offshore and near-shore locations, located primarily in the Philippines and Mexico. The remaining 706 workstations were added in our domestic contact centers. We spent approximately $14.8 million on workstation expansion. The remainder of our capital expenditures related primarily to information technology hardware and software.

In 2004, we added a net total of 941 workstations at our contact centers in the U.S. and abroad. In 2004, 981 new workstations were added in the Philippines, where we opened our second contact center. We spent approximately $11.5 million on workstation expansion. We also made significant investments in our information technology resources. Approximately $11.4 million was spent on hardware and software and on various upgrades and enhancements to our contact center dialing technologies.

In 2003, we spent $5.1 million less on capital expenditures than we spent in 2002. Our spending was curtailed in 2003 as we completed our restructuring that was begun in 2002. In 2003, a net total of 46 workstations were added across our contact centers. This reflects the elimination of 937 workstations during 2003, primarily through the restructuring that occurred at the end of 2002.

In addition to capital expenditures, we spent $178,000, $3.0 million and $671,000 in 2005, 2004 and 2003, respectively on business combinations. In March 2005, we made the final payment associated with our acquisition of Grupo Teleinter, S.A. de C.V., a contact center in Mexico City, which was acquired in 2002 for $1.6 million. This payment of $178,000 was contingent upon the subsidiary’s operating results and was agreed to at the time of the acquisition. We also made additional contingent payments of $671,000 for this business in 2003. The amounts paid in 2005 and 2003 were accounted for as additional goodwill.

In April 2004, we acquired the assets of DPS for $3.0 million. This amount included approximately $111,000 of direct costs incurred for the transaction. In connection with the acquisition of DPS, we agreed to pay the shareholders of DPS additional consideration based on the achievement of specific financial goals for 2004. These goals were not achieved and therefore no additional amounts were paid out under this agreement.

Our operations will continue to require significant capital expenditures to support the growth of our business. Historically, equipment purchases have been financed through cash generated from operations, the Credit Facility and our ability to acquire equipment through operating leases. We believe that cash-on-hand, together with cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under our Credit Facility will be sufficient to finance our current operations and planned capital expenditures at least into 2007.

We have an effective shelf registration statement filed with the Securities and Exchange Commission (the “SEC”) to register 3,000,000 shares of common stock, including 1,000,000 shares by selling shareholders, plus an allowance for over allotments, to be sold in the future.

Commitments and Obligations

As of December 31, 2005, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from operations. We would also consider accessing capital markets to meet our needs, although we can make no assurances that this type of financing would be available when we might need it. The tables noted below present a summary of these obligations and commitments:

Contractual Obligations:

(in thousands)

	Payments Due By Period
Description	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases (1)	$81,898	$22,869	$26,509	$12,405	$20,115
Telephone contract commitments	5,047	4,346	701	—	—
Credit Facility (2)	35,000	—	—	35,000	—

Total contractual obligations	$121,945	$27,215	$27,210	$47,405	$20,115

(1)	Includes facility and equipment operating leases, some of which call for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.
(2)	At December 31, 2005, $35.0 million of borrowings were outstanding under the Credit Facility and were classified as long-term. The amount of the unused Credit Facility at December 31, 2005 was $90.0 million. For additional information, see Note 8 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Our table of contractual obligations excludes purchase orders for merchandise and supplies in the normal course of business that are expected to be liquidated within 12 months.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and will require instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We will adopt SFAS No. 123R effective January 1, 2006 using the modified prospective method.

Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards and record compensation cost prospectively for the unvested portion of awards issued and outstanding at the date of adoption over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as of the earliest period presented, or the latest practicable date, as the required method for reporting a voluntary change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement will not have a material effect on our financial condition or results of operations.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our Credit Facility. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair market value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1.0% change (100 basis points) in the LIBOR rate and the prime rate would have resulted in interest expense changing by $436,000 and $402,000 in 2005 and 2004, respectively. The rate on the $35.0 million of outstanding borrowings at December 31, 2005 approximated market rates; thus, the fair value of the debt approximates its reported value. In the past, management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider these instruments to manage the impact of changes in interest rates based on management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

Foreign Currency Risk

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the foreign entities’ statements of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results.

Our most significant foreign currency exposures occur when revenue is generated in one foreign currency and corresponding expenses are generated in another foreign currency. Historically, our most significant exposure has been with our Canadian operations, where revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). When the value of the CAD increases against the USD, CAD denominated expenses increase and operating margins are negatively impacted. Partially offsetting this exposure is indigenous Canadian business and associated profitability where USD profits will be higher in a period of a strong CAD. Additionally, as we continue to outsource production to the Philippines, we may experience similar foreign currency exposure as revenue is also generated in USD with the corresponding expenses generated in Philippine pesos (PHP).

We continue to hedge a portion of anticipated operating costs and payables associated with the CAD, primarily payroll expenses, rental expenses and other known recurring expenses, on a monthly basis to mitigate the impact of exchange rate fluctuations. During the latter part of 2005, we decided to also hedge the currency exposure in the Philippines for fiscal year 2006, as the exchange rate of the PHP against the USD began to demonstrate increased volatility, which management expects to continue into 2006. Similar to our CAD strategy, we enter into derivative contracts which serve to hedge a portion of anticipated operating costs and payables associated with the PHP, primarily payroll expenses, rental expenses, telephone costs and other known recurring costs.

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $2.5 million and $1.2 million on our annual earnings in 2005 and 2004, respectively.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is incorporated by reference from our definitive proxy statement in connection with our 2006 Annual Meeting of Shareholders to be filed no later than April 14, 2006 (the Proxy Statement).

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference from the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1	Amended and Restated Articles of Incorporation of the Company (Filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

9.1	Amended and Restated Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated October 16, 2000 (Filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.1	ICT Group, Inc. 1987 Stock Option Plan (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.2	Amendment 1996-1 to the ICT Group, Inc. 1987 Stock Option Plan (Filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.3	ICT Group, Inc. Equity Incentive Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.4	ICT Group, Inc. 1996 Equity Compensation Plan as amended through May 20, 2003 (Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-k for the year ended December 31, 2005)+*

10.5	ICT Group, Inc. 1996 Non-Employee Directors Plan as amended through May 18, 2004 (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-k for the year ended December 31, 2005)+*

10.6	ICT Group, Inc. Non-Qualified Deferred Compensation Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.7	Form of Voting Agreement between the Company and certain option holders (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))

10.8	Amended and Restated Shareholders Agreement among John J. Brennan, Donald P. Brennan, the Company and certain family trusts, dated October 16, 2000 (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.9	Employment Agreement between John J. Brennan and the Company, dated May 8, 1996 (Filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.10	Employment Agreement between John L. Magee and the Company, dated April 1, 1987 (Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.11	Employment Agreement between John D. Campbell and the Company, dated October 1, 1987 (Filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.12	Employment Agreement between Vincent A. Paccapaniccia and the Company, dated August 24, 1998 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)+

10.13	Employment Agreement between Timothy F. Kowalski and the Company, dated July 7, 1997 (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.14	Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated January 2, 2002 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.15	Employment Agreement between Vincent M. Dadamo and the Company, dated May 29, 1999 (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.16	Employment Agreement between Pam Goyke and the Company, dated September 11, 2000 (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)+

10.17	Employment Agreement between Dean Kilpatrick and the Company, dated May 5, 1995 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)+

10.18	Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated January 2, 2002 (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.19	Amended and Restated Credit Agreement, dated as of December 2, 2003, among the Registrant, certain subsidiaries of the Registrant named therein as guarantors, the lenders named therein, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 5, 2003)

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

10.20	Lease Agreement between Brandywine Operating Partnership, L.P., dated January 23, 2001 (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.22	Amendment to Employment Agreement between Dean Kilpatrick and the Company, January 2, 2002 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.24	Employment Agreement between Robert Mannarino and the Company, dated June 18, 2001 (Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 21, 2001)+

10.25	Employment Agreement between John J. Brennan and the Company, dated August 1, 2002 (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2002)+

10.26	Employment Agreement between John L. Magee and the Company, dated August 1, 2002 (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.27	Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated October 1, 2002 (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.28	Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated October 1, 2002 (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.29	Amendment to Employment Agreement between Pam Goyke and the Company, dated October 1, 2002 (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.30	Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated October 1, 2002 (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.31	Employment Agreement between John Campbell and the Company, dated March 1, 2003 (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.32	Amendment to Employment Agreement between Timothy F. Kowalski and the Company, dated March 17, 2003 (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.33	Employment Agreement between Jeffrey Moore and the Company, dated November 7, 2003 (Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) +

10.34	Employment Agreement between Donald T. McCormick and the Company, dated December 1, 1999 (Filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004) +

10.35	Employment Agreement between James Shannon and the Company, dated September 15, 2002 (Filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004) +

10.36	ICT Group, Inc. Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2005)+

10.37	Description of Compensation of Non-Employee Directors (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004) +

10.38	Employment Agreement between Janice A. Jones and the Company dated January 2, 2002, as amended on September 1, 2002 (Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004) +

10.39	Proposed Settlement Agreement for the Shingleton class action litigation, dated February 25, 2005 (Filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005) *

10.40	Settlement Agreement and Mutual Release with Federal Insurance Company, dated February 25, 2005 (Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005) *

10.41	Amended and Restated Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated April 1, 2004 (Filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005) *

10.42	Voting Agreement among John J. Brennan, Eileen Brennan Oakley and the Company, dated April 1, 2004 (Filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005) *

10.43	Amended and Restated Credit Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as guarantors, the lenders named therein, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (Filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) *

10.44	Amended and Restated Security Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as grantors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) *

10.45	Amended and Restated Pledge Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as pledgors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) *

10.46	Employment Agreement between Lloyd M. Wirshba and the Company, dated July 5, 2005 (Filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)+ *

10.47	Settlement Agreement and Mutual Release, dated August 10, 2005 by and between ICT Group, Inc. with various Individual Insureds and National Union Fire Insurance Company, referred to as National Union (Filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005) *

10.48	ICT Group, Inc. Non-Qualified Retirement Plan (The Basic Plan Document, Adoption Agreement and amendments thereto are Filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)+ *

10.49	ICT Group, Inc. 1996 Equity Compensation Plan Grant Form (Filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)+ *

21	List of Subsidiaries *

23	Consent of KPMG LLP *

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

+	Compensation plans and arrangements for executives and others.
*	Filed herewith

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

Dated: March 6, 2006

	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ John J. Brennan John J. Brennan	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 6, 2006

By:	/s/ Vincent A. Paccapaniccia Vincent A. Paccapaniccia	Executive Vice President, Corporate Finance and Chief Financial Officer (principal financial and accounting officer)	March 6, 2006

By:	/s/ Donald P. Brennan Donald P. Brennan	Vice-Chairman	March 6, 2006

By:	/s/ Bernard Somers Bernard Somers	Director	March 6, 2006

By:	/s/ John Stoops John Stoops	Director	March 6, 2006

By:	/s/ Seth Lehr Seth Lehr	Director	March 6, 2006

By:	/s/ Gordon Coburn Gordon Coburn	Director	March 6, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

9.1	Amended and Restated Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated October 16, 2000 (Filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.1	ICT Group, Inc. 1987 Stock Option Plan (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.2	Amendment 1996-1 to the ICT Group, Inc. 1987 Stock Option Plan (Filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.3	ICT Group, Inc. Equity Incentive Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.4	ICT Group, Inc. 1996 Equity Compensation Plan as amended through May 20, 2003 (Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-k for the year ended December 31, 2005)+*

10.5	ICT Group, Inc. 1996 Non-Employee Directors Plan as amended through May 18, 2004 (Filed as Exhibit 10.5 to the Company’s Annual Report on From 10-k for the year ended December 31, 2005)+*

10.6	ICT Group, Inc. Non-Qualified Deferred Compensation Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.7	Form of Voting Agreement between the Company and certain option holders (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))

10.8	Amended and Restated Shareholders Agreement among John J. Brennan, Donald P. Brennan, the Company and certain family trusts, dated October 16, 2000 (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.9	Employment Agreement between John J. Brennan and the Company, dated May 8, 1996 (Filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))+

10.10	Employment Agreement between John L. Magee and the Company, dated April 1, 1987 (Filed as Exhibit 1.7 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.11	Employment Agreement between John D. Campbell and the Company, dated October 1, 1987 (Filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))+

10.12	Employment Agreement between Vincent A. Paccapaniccia and the Company, dated August 24, 1998 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)+

10.13	Employment Agreement between Timothy F. Kowalski and the Company, dated July 7, 1997 (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.14	Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated January 2, 2002 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.15	Employment Agreement between Vincent M. Dadamo and the Company, dated May 29, 1999 (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.16	Employment Agreement between Pam Goyke and the Company, dated September 11, 2000 (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)+

10.17	Employment Agreement between Dean Kilpatrick and the Company, dated May 5, 1995 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)+

10.18	Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated January 2, 2002 (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.19	Amended and Restated Credit Agreement, dated as of December 2, 2003, among the Registrant, certain subsidiaries of the Registrant named therein as guarantors, the lenders named therein, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 5, 2003)

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

10.20	Lease Agreement between Brandywine Operating Partnership, L.P., dated January 23, 2001 (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.22	Amendment to Employment Agreement between Dean Kilpatrick and the Company, January 2, 2002 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.24	Employment Agreement between Robert Mannarino and the Company, dated June 18, 2001 (Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 21, 2001)+

10.25	Employment Agreement between John J. Brennan and the Company, dated August 1, 2002 (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2002)+

10.26	Employment Agreement between John L. Magee and the Company, dated August 1, 2002 (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.27	Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated October 1, 2002 (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.28	Amendment to Employment Agreement between Vincent M. Dadamo and the Company, dated October 1, 2002 (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.29	Amendment to Employment Agreement between Pam Goyke and the Company, dated October 1, 2002 (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.30	Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated October 1, 2002 (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.31	Employment Agreement between John Campbell and the Company, dated March 1, 2003 (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.32	Amendment to Employment Agreement between Timothy F. Kowalski and the Company, dated March 17, 2003 (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.33	Employment Agreement between Jeffrey Moore and the Company, dated November 7, 2003 (Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)+

10.34	Employment Agreement between Donald T. McCormick and the Company, dated December 1, 1999 (Filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)+

10.35	Employment Agreement between James Shannon and the Company, dated September 15, 2002 (Filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)+

10.36	ICT Group, Inc. Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2005)+

10.37	Description of Compensation of Non-Employee Directors (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)+

10.38	Employment Agreement between Janice A. Jones and the Company dated January 2, 2002, as amended on September 1, 2002 (Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)+

10.39	Proposed Settlement Agreement for the Shingleton class action litigation, dated February 25, 2005 (Filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005) *

10.40	Settlement Agreement and Mutual Release with Federal Insurance Company, dated February 25, 2005 (Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005) *

10.41	Amended and Restated Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated April 1, 2004 (Filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005) *

10.42	Voting Agreement among John J. Brennan, Eileen Brennan Oakley and the Company, dated April 1, 2004 (Filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005) *

10.43	Amended and Restated Credit Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as guarantors, the lenders named therein, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (Filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) *

10.44	Amended and Restated Security Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as grantors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) *

10.45	Amended and Restated Pledge Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as pledgors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) *

10.46	Employment Agreement between Lloyd M. Wirshba and the Company, dated July 5, 2005 (Filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)+ *

10.47	Settlement Agreement and Mutual Release, dated August 10, 2005 by and between ICT Group, Inc. with various Individual Insureds and National Union Fire Insurance Company, referred to as National Union (Filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005) *

10.48	ICT Group, Inc. Non-Qualified Retirement Plan (The Basic Plan Document, Adoption Agreement and amendments thereto are Filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)+ *

10.49	ICT Group, Inc. 1996 Equity Compensation Plan Grant Form (Filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)+ *

21	List of Subsidiaries *

23	Consent of KPMG LLP *

31.1	Chief Executive Officer’s Rule 13a – 14(a)/15d – 14 (a) Certification *

31.2	Chief Financial Officer’s Rule 13a – 14(a)/15d – 14 (a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Official’s Section 1350 Certification *

+	Compensation plans and arrangements for executives and others.
*	Filed herewith.

ICT GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Management’s Report on Internal Control over Financial Reporting

Management of ICT Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

The Company’s independent auditors, KPMG LLP, have audited management’s assessment of the Company’s internal control over financial reporting. Their opinions on management’s assessment and the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements appear on F-3 and F-4 in this Annual Report on Form 10-K.

/s/ John J. Brennan
John J. Brennan
Chairman, President and Chief Executive Officer

/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President, Corporate Finance and Chief Financial Officer

March 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ICT Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that ICT Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ICT Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ICT Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ICT Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ICT Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ICT Group, Inc.:

We have audited the accompanying consolidated balance sheets of ICT Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICT Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ICT Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 6, 2006

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,428	$11,419
Accounts receivable, net of allowance for doubtful accounts of $362 and $ 439	82,656	64,848
Prepaid expenses and other	11,573	14,332
Deferred income taxes	4,238	7,410

Total current assets	108,895	98,009

PROPERTY AND EQUIPMENT, NET	56,924	56,298
OTHER ASSETS	6,940	6,269

	$172,759	$160,576

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,946	$16,853
Accrued expenses and other	31,433	16,399
Income taxes payable	795	1,215
Accrued litigation	—	14,803

Total current liabilities	52,174	49,270

LINE OF CREDIT	35,000	39,000
OTHER LIABILITIES	2,345	2,259
DEFERRED INCOME TAXES	2,228	1,099

COMMITMENTS AND CONTINGENCIES (NOTE 12)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 12,789 and 12,646 shares issued and outstanding	128	127
Additional paid-in capital	51,791	51,756
Retained earnings	27,566	15,391
Accumulated other comprehensive income	1,527	1,674

Total shareholders’ equity	81,012	68,948

	$172,759	$160,576

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2005	2004	2003
REVENUE	$401,334	$325,529	$298,142

OPERATING EXPENSES:
Cost of services	244,572	194,365	179,679
Selling, general and administrative	141,601	123,559	115,273
Litigation costs (recoveries)	(3,611)	10,338	4,693
Restructuring reversal	—	—	(686)

	382,562	328,262	298,959

Operating income (loss)	18,772	(2,733)	(817)
INTEREST EXPENSE	(2,637)	(1,729)	(1,293)
INTEREST INCOME	173	135	110

Income (loss) before income taxes	16,308	(4,327)	(2,000)
INCOME TAX PROVISION (BENEFIT)	4,133	(1,634)	(856)

NET INCOME (LOSS)	$12,175	$(2,693)	$(1,144)

EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share	$0.96	$(0.21)	$(0.09)

Diluted earnings (loss) per share	$0.94	$(0.21)	$(0.09)

Shares used in computing basic earnings (loss) per share	12,722	12,571	12,483

Shares used in computing diluted earnings (loss) per share	12,964	12,571	12,483

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2003	12,394	$124	$51,277	$19,228	$(2,593)	$68,036
Exercise of stock options and related income tax benefit	89	1	208	—	—	209

Comprehensive income:
Net loss	—	—	—	(1,144)	—	(1,144)
Currency translation adjustment	—	—	—	—	3,442	3,442
Unrealized gain on derivative instruments, net of tax	—	—	—	—	8	8

Total comprehensive income						2,306

BALANCE, DECEMBER 31, 2003	12,483	125	51,485	18,084	857	70,551
Exercise of stock options and related income tax benefit	163	2	271	—	—	273

Comprehensive loss:
Net loss	—	—	—	(2,693)	—	(2,693)
Currency translation adjustment	—	—	—	—	538	538
Unrealized gain on derivative instruments, net of tax	—	—	—	—	279	279

Total comprehensive loss						(1,876)

BALANCE, DECEMBER 31, 2004	12,646	127	51,756	15,391	1,674	68,948
Exercise of stock options and related income tax benefit	143	1	35			36

Comprehensive income:
Net income	—	—	—	12,175	—	12,175
Currency translation adjustment	—	—	—	—	(497)	(497)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	350	350

Total comprehensive income						12,028

BALANCE, DECEMBER 31, 2005	12,789	$128	$51,791	$27,566	$1,527	$81,012

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,175	$(2,693)	$(1,144)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,790	17,822	17,855
Tax benefit of stock option exercises	109	169	49
Deferred income tax expense (benefit)	4,029	181	(1,491)
Gain on sale of equipment	(184)	—	—
Asset impairment	458	—	280
Amortization of debt issuance costs	194	209	300
(Increase) decrease in:
Accounts receivable	(17,755)	(15,327)	8,125
Prepaid expenses and other	2,727	(2,076)	(3,047)
Other assets	(418)	(455)	8
Increase (decrease) in:
Accounts payable	3,176	3,274	(2,695)
Accrued expenses and other liabilities	15,962	1,172	(4,572)
Income taxes payable	(420)	375	(1,481)
Accrued litigation	(14,750)	10,403	3,050

Net cash provided by operating activities	26,093	13,054	15,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of marketable securities	—	5,500	—
Purchases of property and equipment	(21,132)	(25,135)	(19,046)
Proceeds from sale of equipment	249	—	—
Business acquisitions	(178)	(3,011)	(671)

Net cash used in investing activities	(21,061)	(22,646)	(19,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	45,000	45,000	19,000
Payments on line of credit	(49,000)	(36,000)	(12,000)
Payment of debt issuance costs	(596)	—	(571)
Proceeds from exercise of stock options	209	339	160

Net cash (used in) provided by financing activities	(4,387)	9,339	6,589

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(1,636)	(419)	(797)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(991)	(672)	1,312
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,419	12,091	10,779

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,428	$11,419	$12,091

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

1. BACKGROUND:

ICT Group, Inc. (incorporated in the Commonwealth of Pennsylvania in 1987) and subsidiaries (the Company) is a leading global provider of outsourced business services solutions. We provide a comprehensive mix of sales, service, marketing and business services outsourcing solutions. We manage customer operations centers in the U.S., U.K., Ireland, Canada, Australia, Mexico, Barbados and the Philippines from which we support domestic and multinational corporations and institutions, primarily in the financial, insurance, telecommunications, healthcare, information technology, media and energy services industries. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc. and, where appropriate, one or more of its subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of ICT Group, Inc., and its wholly-owned and controlled subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation,” the functional currency of our foreign subsidiaries is their local currency. Therefore, all assets and liabilities of our foreign subsidiaries are translated at the period-end currency exchange rate and revenue and expenses are translated at an average currency exchange rate for the period. The resulting translation adjustment is accumulated in a separate component of shareholders’ equity. Intercompany loans are generally treated as a permanent investment as repayment is not planned or anticipated in the near future. Therefore, gains and losses on the remeasurement of these loans are accumulated in a separate component of shareholders’ equity. Should we revise our intent with respect to these loans and seek their repayment, the remeasurement gains and losses would be included in the determination of net income or loss.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of property and equipment, the assessment of the recoverability of goodwill and intangible assets, valuation allowances for receivables and deferred income tax assets, restructuring accruals, litigation contingencies and the fair value of derivative instruments. Actual results could differ from those estimates.

Revenue Recognition

Revenue is typically calculated based on contracted per-minute or hourly rates with customers. We recognize revenue as services are performed, generally based on billable minutes or hours of work incurred. Some of our client contracts have performance standards, which can result in adjustments to monthly billings if the standards are not met. Any required adjustments to our monthly billings are reflected in our revenue on an as-incurred basis.

In order to provide our business services solutions, we may incur certain up-front project set-up costs specific to each customer contract. In certain instances, we can bill the customer for these costs; however, because the delivered item (project set-up services) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent we have billed these costs and there are no customer issues with collection, we will defer the project set-up costs and amortize such amounts over the program period, remaining contract term or until contract termination. The costs incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue. Deferred revenue totaled $8,146,000 and $4,295,000 as of December 31, 2005 and 2004, respectively, and is included in accrued expenses and other in the accompanying consolidated balance sheets. The deferred revenue related to up-front project set-up costs was $4,813,000 and $1,634,000 as of December 31, 2005 and 2004, respectively. The deferred cost associated with this revenue is included in prepaid expenses and other in the accompanying consolidated balance sheets. The deferred costs totaled $3,305,000 and $1,144,000 at December 31, 2005 and 2004, respectively.

Our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition “ and Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements With Multiple Deliverables.”

Grant Income

We earn income from government grants, primarily in Ireland and Canada. We recognize the grant income as we incur the related costs, primarily payroll, for which the grant is intended to compensate. Grant income is recorded as a reduction of the related expense in the consolidated statement of operations. If we have already incurred the costs, then we recognize grant income during the period in which the grant becomes a receivable or is collected. If there are additional conditions attached to the grant, we evaluate the conditions and only record income if there is reasonable assurance that we will comply with the conditions. Many of our grants have conditions relating to the maintenance of specified levels of employees, with which we have the intent and ability to comply. To the extent we are not able to remain in compliance with the terms of certain of the grants, we may have to refund a portion of the grant. To date, no such amounts have been required to be refunded. Grant receivables are recorded in prepaid expenses and other on our consolidated balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with maturities of three months or less. Cash equivalents at December 31, 2005 and 2004 consisted of an overnight repurchase agreement and money market accounts.

Marketable Securities

To the extent we maintain certain investments in marketable securities, we account for them according to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In 2004, we invested in auction rate securities that were classified as available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), net of the related tax effect, if any. Any declines in the fair value of the securities that are considered “other than temporary” are recognized currently in the statement of operations as an impairment of the security. Subsequent recoveries in the fair value, if any, are not recognized in the statement of operations, but as a component of accumulated other comprehensive income (loss), as indicated above. During the fourth quarter of 2004, we sold our portfolio of auction rate securities totaling $5,500,000 and had no such investments at December 31, 2004. There was no gain or loss on the sale. We have not since entered into similar investments.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents management’s best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance based on historical write-off experience and any specific customer collection issues that have been identified. We review our allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Amounts charged to expense in 2005, 2004 and 2003 were $150,000, $205,000 and $97,000, respectively. We do not have any off-balance sheet credit exposure related to our customers.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the applicable assets using the straight-line method. The lives used are as follows:

Communications and computer equipment	3-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life

Depreciation and amortization expense relating to property and equipment was $20,449,000, $17,519,000 and $17,663,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized and amortized over their estimated useful lives. Improvements made to our leased facilities are amortized into expense over the remaining lease term.

Under the provisions of American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize the costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized funding for the project, and it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) direct payroll and payroll-related costs relating to the time spent by employees on each internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We capitalized $948,000, $1,654,000 and $1,203,000 of costs during 2005, 2004 and 2003, respectively, which have been included in communications and computer equipment. These costs are amortized on a project-by-project basis over an estimated useful life, typically three years, beginning when the software is placed into operations and is ready for its intended purpose. At December 31, 2005, there was approximately $503,000 of capitalized costs associated with projects that are still in progress, and therefore are not currently being amortized.

Goodwill and Other Intangibles

Goodwill and other intangible assets are recorded in connection with business combinations (see Note 5). An impairment may exist when events have occurred or circumstances exist that would cause the fair value of these assets to fall below their carrying value. Although goodwill is no longer required to be amortized, we are required to perform an annual impairment review of our goodwill. This impairment review is performed in the fourth quarter of each year. The impairment assessment is a discounted cash flow analysis using projected cash flows of the Company. Management has determined that we have one reporting unit for purposes of applying SFAS No. 142, “Goodwill and Other Intangible Assets,” based on our current reporting structure. We performed our impairment test as of December 31, 2005 and determined that goodwill was not impaired. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist which could indicate an impairment of our goodwill. For the years ended December 31, 2005, 2004 and 2003, there were no impairment charges taken against goodwill. Other intangible assets are evaluated under the provision of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discussed below. There were no impairment charges taken against other intangibles for the years ended December 31, 2005, 2004 and 2003.

Impairment of Long-Lived Assets

Under the provisions of SFAS No. 144, long-lived assets, such as property and equipment and intangible assets, are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to measure recoverability. If impairment is indicated, measurement of the impairment is based on the difference between the carrying value and fair value of the assets, generally determined based on the present value of expected future cash flows associated with the use of the asset. For the years ended December 31, 2005, 2004 and 2003 we recorded impairment charges of $458,000, $0 and $205,000, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Derivative Instruments

Derivative instruments are recorded at fair value on the consolidated balance sheet. We account for these derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Our derivatives are designated as cash flow hedges (see Note 16); therefore, to the extent the Company’s derivatives qualify for accounting as a hedging instrument, changes in fair value are recorded through accumulated other comprehensive income until settlement of the instrument, at which time gains and/or losses are realized.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and a line of credit. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values due to the short-term nature of those instruments. The interest rate on our outstanding borrowings under our line of credit at December 31, 2005 approximated market rates; thus, the fair value of the debt approximates its reported value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We perform periodic evaluations of the relative credit standing of the financial institutions with which we do business. We maintain cash accounts that at times may exceed federally insured limits; however, we have not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that we are not exposed to any significant risks on our cash accounts. Accounts receivable are subject to the financial condition of our customers. We periodically evaluate the financial condition of our customers and generally do not require collateral. Although we are an international business, much of our customer base is located in North America and not necessarily in the offshore locations where we operate. Our allowance for doubtful accounts reflects current market conditions and management’s assessment regarding the collectibility of our receivables (see Note 14).

Stock-based Compensation

We use the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Deferred compensation is recorded for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share at the measurement date, which is generally the grant date. Typically, the exercise price of our options equals the market price at the date of grant. For the years ended December 31, 2005, 2004 and 2003, we did not record any stock-based compensation expense. For option grants to non-employees, we apply fair value accounting in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had compensation cost for our stock-based compensation plans been determined under SFAS No. 123, net income (loss) and earnings (loss) per share would have been as follows:

	For the years ended December 31,
In thousands, except per share data	2005	2004	2003
Net income (loss), as reported	$12,175	$(2,693)	$(1,144)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	432	459	560

Pro forma net income (loss)	$11,743	$(3,152)	$(1,704)

Diluted earnings (loss) per share, as reported	$0.94	$(0.21)	$(0.09)
Pro forma diluted earnings (loss) per share	$0.90	$(0.25)	$(0.14)

The weighted average fair value of the options granted in 2005, 2004 and 2003 was estimated at $7.03, $8.01 and $8.59 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the years ended December 31,
	2005	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	67%	63%	63%
Risk free interest rate	4.26%	4.35%	4.10%
Expected life	7.6 years	8 years	8 years

Comprehensive Income

We follow SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2005, 2004 and 2003, accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized gains and losses on outstanding derivative instruments.

As of December 31, 2005, 2004 and 2003, the accumulated balances for each classification of other comprehensive income were as follows:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Derivative instruments, net of tax	637	287	8
Foreign currency translation adjustments	890	1,387	849

Accumulated other comprehensive income	$1,527	$1,674	$857

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated (see Note 12). Legal costs associated with loss contingencies are recorded as they are incurred.

Leasing Arrangements

We follow SFAS No. 13, “Accounting for Leases” and SFAS No. 98, “Accounting for Leases,” which requires companies to assess the classification of the leases they enter into as either a capital lease or an operating lease. Capital leases are considered financing arrangements and are accounted for on the balance sheet. Operating leases are considered to be rental arrangements and are not recorded on the balance sheet. Please refer to Note 12, where we disclose our future commitments under operating leases.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, supercedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and will require instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We will adopt SFAS No. 123R effective January 1, 2006 using the modified prospective method.

Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards and record compensation cost prospectively for the unvested portion of awards issued and outstanding at the date of adoption over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as of the earliest period presented, or the latest practicable date, as the required method for reporting a voluntary change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement will not have a material effect on our financial condition or results of operations.

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

	For the years ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Net income (loss)	$12,175	$(2,693)	$(1,144)

Basic earnings (loss) per share:
Weighted average shares outstanding	12,722	12,571	12,483

Basic earnings (loss) per share	$0.96	$(0.21)	$(0.09)

Diluted earnings (loss) per share:
Weighted average shares outstanding	12,722	12,571	12,483
Dilutive shares resulting from common stock equivalents (1)	242	—	—

Shares used in computing diluted earnings (loss) per share	12,964	12,571	12,483

Diluted earnings (loss) per share	$0.94	$(0.21)	$(0.09)

(1)	Given the Company’s loss for the years ended December 31, 2004 and 2003, Diluted EPS is the same as Basic EPS as all common stock equivalents would be antidilutive. Accordingly, the dilutive effect of 315 and 446 shares resulting from stock equivalents in 2004 and 2003, respectively, is not included. For the year ended December 31, 2005, the dilutive effect of 353 shares resulting from common stock equivalents was not included as the result would be antidilutive.

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	December 31,
(in thousands)	2005	2004
Communications and computer equipment	$129,519	$113,593
Furniture and fixtures	27,205	25,495
Leasehold improvements	21,672	19,855

	178,396	158,943
Less - Accumulated depreciation and amortization	(121,472)	(102,645)

	$56,924	$56,298

5. OTHER ASSETS:

Other assets consists of the following:

	December 31,
(in thousands)	2005	2004
Deposits	$2,042	$1,610
Goodwill	3,477	3,299
Other intangible assets, net of accumulated amortization of $836 and $495	612	953
Deferred financing costs, net of accumulated amortization of $1,136 and $942	809	407

	$6,940	$6,269

On April 5, 2004, we purchased the assets and assumed certain liabilities of DPS Data Group LLC (DPS). DPS provides various back-office administrative and data entry services for customers in the financial services industry. Management believes the service offerings of DPS complement the business services we currently offer to our customers. This transaction was accounted for as a purchase business combination, and accordingly, the results of operations and cash flows of the business acquired are included in the accompanying consolidated financial statements from the date of acquisition. Pro forma combined results of operations are not presented since the results of operations as reported in the accompanying consolidated financial statements would not be materially different.

The cash paid was $3,011,000, including transaction costs. There was $2,027,000 of goodwill recorded in connection with this acquisition along with identified intangible assets of $820,000. The entire amount of goodwill is expected to be deductible for tax purposes. The purchase price allocation associated with this transaction is shown below:

(in thousands)
Accounts receivable	$270
Property and equipment	120
Customer relationship	740
Non-compete	80
Goodwill	2,027
Other assets	7
Liabilities assumed	(233)

Cash paid	$3,011

In connection with this transaction, there was additional consideration that was contingent upon the achievement of specific financial goals for 2004. The goals were not attained and no amounts were paid out under this agreement.

With respect to the intangibles, the non-compete intangibles are being amortized on a straight-line basis over their stated terms of six years and the customer relationship intangible is being amortized over a seven-year period. Amounts amortized over the seven-year period reflect our utilization of the economic benefits associated with the intangible.

On October 1, 2002 we acquired the assets of Grupo TeleInter, S.A. de C.V. The primary reason for the acquisition was to facilitate our near-shore expansion plans and establish a call center location to cater to the Mexican marketplace. The total consideration was $2,250,000, of which $600,000 was allocated to tangible net assets acquired (primarily receivables and property and equipment), $625,000 was allocated to a customer-related intangible asset, and the remaining $1,025,000 was attributed to goodwill. We made acquisition payments of $1,579,000 in 2002 and $671,000 in 2003. On March 31, 2005, we made an additional payment of $178,000 relating to this acquisition, which was recorded as additional goodwill. This final payment was subject to the original acquisition agreement and was based on the cumulative 2004 and 2003 final operating results.

Our intangible assets, other than goodwill, and the related accumulated amortization and net book value are as follows.

	December 31,
(in thousands)	2005	2004
Customer-related	$1,368	$1,368
Non-compete agreements	80	80

	1,448	1,448
Less: Accumulated amortization	(836)	(495)

	$612	$953

Amortization expense was $341,000, $303,000 and $192,000 for the years ended December 31, 2005, 2004 and 2003. The estimated amortization expense for intangibles derived from business combinations for fiscal years 2006, 2007, 2008, 2009 and 2010 is $276,000, $124,000, $95,000, $71,000 and $38,000, respectively.

Deferred financing costs represent costs we incurred in renewing our Credit Facility (see Note 8). These costs are being amortized on a straight-line basis as interest expense over the five-year term of the agreement.

6. ACCRUED EXPENSES AND OTHER:

Accrued expenses and other consists of the following:

	December 31,
(in thousands)	2005	2004
Payroll and related benefits	$12,534	$9,336
Due to customer	6,632	—
Current portion of restructuring (Note 17)	352	655
Telecommunications expense	1,177	587
Sales and VAT taxes	686	484
Accrued facilities	496	351
Deferred revenue	8,146	4,295
Other	1,410	691

	$31,433	$16,399

The amount classified as due to customer represents amounts previously collected from a customer that were re-billed to other related entities of this customer at the request of the customer, in order to reflect a revised billing arrangement. These amounts were collected by us prior to December 31, 2005 and are due back to the customer when all re-billed amounts have been collected. It is expected that these amounts will be collected in full from the remaining parties and paid back to the customer in the first quarter of 2006.

7. OTHER LIABILITIES:

Other liabilities consists of the following:

	December 31,
(in thousands)	2005	2004
Non-current portion of restructuring (Note 17)	$932	$1,180
Accrued facilities	1,246	912
Other	167	167

	$2,345	$2,259

8. LINES OF CREDIT AND LONG-TERM DEBT:

On June 24, 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”).

The Credit Facility, which amended our existing three-year $100,000,000 revolving credit facility, is structured as a $125,000,000 secured revolving facility with a $5,000,000 sub-limit for swing line loans and a $30,000,000 sub-limit for multicurrency borrowings. The Credit Facility includes a $50,000,000 accordion feature, which will allow us to increase our borrowing capacity to $175,000,000, subject to obtaining commitments for the incremental capacity from existing or new lenders. The amendment extended the maturity date from December 2, 2006 to June 24, 2010.

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. We have two borrowing options, either a “Base Rate” option, under which interest rate is calculated using the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, plus a spread ranging from 0% to 0.75%, or a “Eurocurrency Rate” option, under which interest rate is calculated using LIBOR plus a spread ranging from 1% to 2.25%. The amount of the spread under each borrowing option depends on our ratio of funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, interest income, income taxes, and depreciation and amortization and certain other charges). At December 31, 2005, our Eurocurrency Rate, including the spread, was 5.63% and our Base Rate, including the spread was 7.25%. At December 31, 2005, interest for approximately 86% of our outstanding borrowings is calculated using the Eurocurrency Rate with the interest for the remaining 14% of our outstanding borrowings being calculated using the Base Rate. For the years ended December 31, 2005, 2004 and 2003, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $2,394,000, $1,484,000 and $870,000, respectively.

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a quarterly commitment fee ranging from 0.2% to 0.5% of the unused amount. Under the Credit Facility, upon the occurrence of an event of default, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. As of December 31, 2005, we were in compliance with all covenants contained in the Credit Facility.

We incurred $596,000 of debt issuance costs associated with the Credit Facility. These costs have been deferred and are being amortized over the five-year term of the Credit Facility. The unamortized issuance costs of $306,000 associated with the original credit facility will continue to be amortized over the new five-year term.

At December 31, 2005, $35,000,000 of borrowings was outstanding under the Credit Facility and was classified as a long-term liability. At December 31, 2005, there were no outstanding foreign currency loans nor were there any outstanding letters of credit. The amount of the unused Credit Facility at December 31, 2005 was $90,000,000. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

9. INCOME TAXES:

The components of the income (loss) before income taxes are as follows:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Domestic	$11,011	$414	$(1,368)
Foreign	5,297	(4,741)	(632)

	$16,308	$(4,327)	$(2,000)

The provision (benefit) for income taxes includes federal, state and foreign taxes payable and deferred taxes related to temporary differences between the financial statements and tax bases of assets and liabilities and operating loss and tax credit carryforwards. The components of the income tax provision (benefit) are as follows:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Current:
Federal	$1,736	$(625)	$379
State	66	(7)	—
Foreign	(1,698)	(1,183)	256

	104	(1,815)	635

Deferred:
Federal	3,390	371	(592)
State	16	58	(22)
Foreign	623	(248)	(877)

	4,029	181	(1,491)

	$4,133	$(1,634)	$(856)

The appropriate income tax effect of each type of temporary difference is as follows:

(in thousands)	December 31,
	2005	2004
Deferred tax assets:
Nonrecurring compensation expense	$—	$614
Accruals and reserves not currently deductible for tax	3,702	6,544
Federal tax credits	1,719	1,541
State net operating loss carryforwards	1,686	1,602
Foreign net operating loss carryforwards	2,101	2,323
Other	—	59

Total deferred tax assets	9,208	12,683
Valuation allowance	(4,970)	(3,173)

Total deferred tax assets, net of valuation allowance	4,238	9,510

Deferred tax liabilities:
Depreciation and amortization	2,228	3,199

Total deferred tax liabilities	2,228	3,199

Net deferred tax assets	$2,010	$6,311

State Net Operating Losses:

A portion of our deferred tax asset relates to the income tax effect of net operating loss carryforwards for state tax purposes. Management does not believe it is more likely than not that these assets will be realized. Accordingly, the Company has recorded a valuation allowance of $1,686,000 against these assets. This valuation allowance reflects an additional valuation allowance of $84,000 recorded in 2005. The net operating loss carryforwards expires at various dates between 2008 and 2025.

Foreign Net Operating Losses:

At December 31, 2005, we have $6,992,000 of net operating loss (NOL) carryforwards for tax purposes relating to some of our non-U.S. subsidiaries. Our subsidiary in Australia has $6,846,000 of NOLs. Although these NOLs do not expire under Australian tax law and can be carried forward to offset taxable income in future years, management performed an evaluation on the expected utilization of the carryforwards and determined that it was more likely than not that the Australian carryforwards will not be utilized. Therefore during 2005, management recorded a valuation allowance of $1,114,000 against the deferred tax assets that have been recorded for these NOLs. As of December 31, 2005, the deferred tax asset of $2,054,000 associated with the Australian NOLs has a full valuation allowance. As of December 31, 2004, we had a valuation allowance of $940,000 for the deferred tax asset associated with the Australian NOLs. Our ability to realize any of the above NOLs in the future will depend upon the Company’s ability to generate profits in the various tax jurisdictions to which they apply.

Federal Tax Credits:

At December 31, 2004, we had recorded $1,230,000 of deferred tax assets and income tax receivables for federal tax credits relating to research and development. The credits covered fiscal periods from 2000 through 2004. At the time, management believed that not all of these credits would be realized and had recorded a valuation allowance of $631,000. During 2005, the IRS denied our claim for the credits associated with a previous tax year. While we plan to appeal, we have determined that a full valuation allowance should be recorded on the remaining deferred tax asset. Therefore an additional valuation allowance of $599,000 was recorded in 2005. These federal tax credits expire between 2022 and 2024.

In addition to the research and development credits, we have approximately $489,000 of work opportunity tax credits that we earned in 2003. Management expects to amend a prior year return and utilize these credits to offset taxable income. Accordingly there is no valuation allowance placed against these credits.

There are no valuation allowances for any other deferred tax assets. Although realization is not assured, management believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the future, if estimates of future taxable income are reduced.

Foreign Subsidiaries:

At December 31, 2005, there were $8,029,000 of accumulated undistributed earnings of non-U.S. subsidiaries that are considered to be permanently reinvested. A deferred tax liability will be recognized when we are no longer able to demonstrate that we plan to permanently reinvest undistributed earnings. If such earnings were remitted to the parent company, applicable U.S. federal income and foreign withholding taxes may be partially offset by foreign tax credits.

Effective August 25, 2005, we completed a reorganization of our Philippines operations. The primary purpose of the reorganization was to obtain flexibility with respect to investments in our Philippines operations. From 2003 through the time of the reorganization, the profits earned in the Philippines were considered Subpart F income for U.S. tax purposes. In 2005, approximately $4,700,000 of profits in the Philippines was considered Subpart F income.

In 2005, our facilities in the Philippines became registered under the Philippines Economic Zone Authority (‘PEZA”). Therefore, our operations in the Philippines are not subject to Philippines income tax. Our tax-exempt status is currently set to expire in mid-year 2007 for one of our facilities and mid-year 2010 for our other facility. Currently, Philippine law does allow for extensions of the PEZA tax exemptions. Therefore, we intend to apply for those extensions as our current exemptions expire. We do not have any other tax holidays in the jurisdictions in which we operate. The income tax benefit in 2005 attributable to the tax status of our Philippine subsidiary was approximately $2,100,000, or $0.16 per diluted share.

Tax Benefits Associated with Stock Options:

In June 1996, we recorded a nonrecurring compensation charge of $12,700,000 relating to the extension of stock options. In connection with the compensation charge, a deferred tax benefit of $4,700,000 was recorded based on the then excess of the Company’s stock price ($16.00 per share) over the exercise price of the extended options. To the extent the stock price is below $16.00 per share when the options are exercised, the actual tax deduction benefit the Company will receive will be less than the carrying amount of the deferred tax asset. The difference or shortfall between the actual tax deduction benefit and the deferred tax asset recorded is reversed either through the income tax provision, resulting in additional income tax expense, or through a reduction of additional paid-in-capital (“APIC”) on the consolidated balance sheet. For the current year, the Company recorded the shortfall against APIC since it had generated excess tax benefits from prior stock option exercises. As of December 31, 2005, there were no remaining extended options and no deferred tax asset related to the extended options remained. During 2005 and 2004, $272,000 and $235,000 of shortfalls were recorded as a reduction of APIC, respectively.

Effective Rate Reconciliation:

The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

	For the years ended December 31,
	2005	2004	2003
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	0.1	(1.0)	1.0
Difference between U.S. and non-U.S. rates	(21.9)	4.3	12.1
Subpart F income	9.7	—	—
Tax credits and other	(5.0)	21.9	2.4
Valuation allowance for Australian NOL	6.8	(21.7)	—
Permanent differences	1.6	0.3	(6.7)

	25.3%	37.8%	42.8%

10. PROFIT SHARING PLAN:

We maintain a trusteed profit sharing plan (Section 401(k)) for all qualified employees, as defined. The Company matches 50% of employee contributions, up to a maximum of 6% of the employee’s compensation; however, it may also make additional contributions to the plan based upon profit levels and other factors. No such additional contributions were made in 2005, 2004 or 2003. Employees are fully vested in their contributions, while full vesting in the Company’s contributions occurs upon death, disability, retirement or completion of five years of service. In 2005, 2004 and 2003, the Company’s contributions were $811,000, $728,000 and $692,000, respectively. The plan’s trustees are the management of the Company.

We also maintain a Non-Qualified Deferred Compensation Plan for certain employees. This plan allows certain employees to defer a portion of their compensation on a pre-tax basis. Employees are fully vested in their deferred amounts, but withdrawals are not permitted until the plan is terminated, the employee attains age 65, or the employee terminates, becomes disabled, or dies. Other withdrawals are permitted for unforeseeable emergencies only. In 2005, 2004 and 2003, the Company matched 10% of employee deferrals, up to certain limits with vesting of Company matching contributions occurring ratably over three years. The amount matched totaled $39,000, $111,000 and $71,000 in 2005, 2004 and 2003, respectively.

11. EQUITY PLANS:

Stock Option Plans

Our 1996 Equity Compensation Plan authorizes up to 2,220,000 shares of common stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, stock appreciation rights and other awards based on our common stock. The options to be granted and the option prices are established by the Board of Directors or a committee composed of two or more of its members. Incentive stock options are granted with exercise prices not less than fair market value. Options are exercisable for periods not to exceed ten years, as determined by the Board of Directors or its committee and generally vest over a three-year period. As of December 31, 2005, 841,800 shares of common stock were available for grant under the plan.

Our 1996 Non-Employee Director Plan authorizes up to 250,000 shares of common stock for issuances of nonqualified stock options to non-employee directors. As of December 31, 2005, 127,500 shares of common stock were available for grant under this plan.

In connection with our 1987 Stock Option Plan, options to purchase 1,530,000 shares of common stock were authorized for issuance. No future grants will be made under this plan. As of December 31, 2005, there are no outstanding options under this plan.

Equity Incentive Plan

In December 1995, we adopted an Equity Incentive Plan that provided for the issuance of up to 270,000 Equity Incentive Units (Units). In December 1995, management awarded 159,300 Units with a purchase price of $1.02 per Unit. Each Unit allowed the holder the right to purchase one share of common stock at a specified price. Units were exercisable for a period not to exceed ten years from the date of grant. As of December 31, 2005, there were no Units outstanding. No more Units will be granted under the Equity Incentive Plan.

Information with respect to the options granted under our stock option plans and Units is as follows:

	Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, January 1, 2003	1,527,733	$.04 – 20.90	$7.91
Granted	67,320	7.20 – 14.52	11.72
Exercised	(88,650)	.04 – 12.50	1.79
Canceled	(150,565)	1.02 – 20.90	12.75

Outstanding, December 31, 2003	1,355,838	.04 – 20.90	7.97
Granted	57,560	7.06 – 12.53	11.35
Exercised	(163,000)	.04 – 12.50	2.08
Canceled	(31,185)	1.02 – 20.90	12.88

Outstanding, December 31, 2004	1,219,213	.04 – 20.27	8.78
Granted	144,000	8.82 – 15.47	9.99
Exercised	(143,650)	.04 – 9.56	1.45
Canceled	(55,275)	1.02 – 20.15	13.55

Outstanding, December 31, 2005	1,164,288	2.94 – 20.27	9.61

The following table summarizes information about stock options and units outstanding at December 31, 2005:

Range of Exercise Price	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.94 to $ 4.18	123,150	3.2	$3.40	123,150	$3.40
$4.19 to $ 8.36	248,325	2.9	5.37	244,975	5.35
$8.37 to $ 12.54	586,880	6.2	10.51	431,730	10.70
$12.55 to $ 16.72	130,000	5.8	14.97	114,750	15.10
$16.73 to $ 20.27	75,933	6.2	17.42	74,683	17.41

$2.94 to $ 20.27	1,164,288	5.1	9.61	989,288	9.48

12. COMMITMENTS AND CONTINGENCIES:

Leases

We lease office facilities and certain equipment under operating leases. Rent expense was $26,370,000, $26,016,000 and $24,374,000 for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, our facilities leases represented 67% of all rent expense, with equipment leases comprising the other 33%. As of December 31, 2005, we do not have any equipment leases for which the term extends beyond 2007. As of December 31, 2005, future minimum rentals for all operating leases are as follows:

(in thousands)	Total	Facilities	Equipment
2006	$22,869	$18,233	$4,636
2007	16,934	13,655	3,279
2008	9,575	9,575	—
2009	7,259	7,259	—
2010	5,146	5,146	—
2011 and thereafter	20,115	20,115	—

	$81,898	$73,983	$7,915

Telecommunications Contracts

We enter into agreements, ranging from one to three years, with our telephone long-distance carriers, which provide for, among other things, annual minimum purchases based on volume and termination penalties. As of December 31, 2005 we have contractual agreements with six different carriers. Annual minimum purchases associated with these agreements were $4,346,000 and $701,000 for 2006 and 2007, respectively. We currently do not have any contracts with long-distance carriers extending into 2008.

Employment Agreements

We have renewable employment agreements with twelve key executives with terms ranging from one to three years. The agreements provide for, among other things, severance payments ranging from six months to three years.

Litigation

From time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

In 1998, William Shingleton filed a class action lawsuit against us in the Circuit Court of Berkeley County, West Virginia (the Court). The lawsuit alleged that we and twelve current and former members of our management had violated the West Virginia Wage Payment and Collection Act (the Wage Act) for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods, production hours worked and improper deductions for the cost of purchasing telephone headsets.

On March 1, 2005, we announced a settlement with the plaintiffs to this litigation. Under the terms of the settlement, ICT agreed to pay $14,750,000 to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law, plus interest. Of the $14,750,000 settlement payment that we made, $6,885,000 was recovered from our insurance carriers during 2005. Our 2004 results reflect the accrual for the settlement amount offset by $2,670,000 of insurance proceeds. Our 2005 results also reflect insurance proceeds of $4,215,000, offset by $604,000 of legal expenses that we incurred to complete the requirements set forth in the settlement. As of December 31, 2005, there are no contingent liabilities remaining associated with this litigation.

Additionally, we are a co-defendant in 14 putative consumer class action lawsuits filed against Time Warner, Inc. or America Online, in various state and Federal courts during the period from July 2003 to December 2004. We believe the allegations against us are without merit. America Online is paying for our defense and has agreed to indemnify us against any costs or damages that we may incur as a result of these lawsuits. All of these suits allege that America Online, a customer of ICT, violated consumer protection laws by charging members for accounts they purportedly did not agree to create and that America Online and ICT violated consumer protection laws in the handling of subscribers’ calls seeking to cancel accounts and obtain refunds of amounts paid for such accounts. America Online contracted with us to answer customer service calls from America Online subscribers in accordance with instructions provided by America Online. Nine of the lawsuits that were filed in, or removed to, Federal court were centralized in the Central District of California for consolidated or coordinated pre-trial proceedings pursuant to a February 27, 2005 order of the Judicial Panel on Multidistrict Litigation (the “MDL Litigation”). Three of the lawsuits were filed in the Circuit Court for St. Clair County, Illinois (the “Illinois Litigation”). The two remaining lawsuits, one of which has been settled and dismissed with prejudice, as described below, were filed in state courts.

On April 5, 2005 America Online and we signed a settlement agreement with the plaintiffs’ counsel in the Illinois Litigation on behalf of a putative national class of all persons and entities who were charged or billed by or through America Online or its agents, assigns, contracted customer service providers, or other designees acting on behalf of or through America Online, for services and/or goods without their consent or authorization. Consistent with America Online’s agreement to indemnify us against any costs or damages that we may incur as a result of these lawsuits, all settlement payments or services under the settlement agreement will be paid or provided by America Online. On April 7, 2005, the Circuit Court for St. Clair County, Illinois certified the settlement class, which includes the putative classes alleged in all of the cases discussed above, and preliminarily approved the settlement. In October 2005, the plaintiffs in the MDL Litigation agreed to join the St. Clair County, Illinois settlement, and a revised settlement agreement was signed on October 21, 2005. A final approval order for the settlement, which can be appealed within 30 days of issuance, was entered on February 22, 2006.

In November 2005, a putative class action lawsuit filed in California Superior Court (Alameda County) was settled by agreement of the parties, and the Court subsequently issued a joint motion to dismiss the matter with prejudice. Again, consistent with America Online’s agreement to indemnify us against any costs or damages that we may incur as a result of these lawsuits, all costs and payments associated with the settlement were paid by America Online.

13. SUPPLEMENTAL CASH FLOW INFORMATION:

For the years ended December 31, 2005, 2004 and 2003, we paid interest of $2,723,000, $1,361,000 and $961,000, respectively. For the years ended December 31, 2005, 2004 and 2003, we paid (received) income taxes, net of refunds, of $(1,025,000), $(1,540,000) and $2,389,000, respectively.

14. CUSTOMER CONCENTRATION

The following table summarizes our revenue, by industry. The loss of one or more of our major customers or an economic downturn in the financial services and insurance or telecommunications and information technology industries could have a material adverse effect on our business.

	For the years ended December 31,
	2005	2004	2003
Financial services and insurance	51%	52%	53%
Telecommunications & information technology	29%	32%	33%
Pharmaceutical and health care	13%	10%	10%
Other	7%	6%	4%

For each of the years ended December 31, 2005 and 2003, there were no customers which comprised more than 10% of our revenue. For the year ended December 31, 2004, we had one customer, Virgin Mobile USA, LLC, who comprised 11% of our revenue. This customer also accounted for 6% and 13% of our total accounts receivable at December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, our top ten customers accounted for 48%, 50% and 55% of our total revenue, respectively.

15. OPERATING AND GEOGRAPHIC INFORMATION:

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have one reportable segment. Our services are provided through contact centers located throughout the world and include customer care management services as well as inbound and outbound telesales, database marketing services, marketing research services, interactive voice response services, technology hosting services, and data management and collection services on behalf of customers operating in our target industries. Technological advancements have allowed us to better control production output at our contact centers by routing customer call lists to different centers depending on capacity. A contact center and the technology assets utilized by the contact center may have different geographic locations. Accordingly, many of our contact centers are not limited to performing only one of the above-mentioned services; rather, they can perform a variety of different services for different customers in different geographic markets.

The following table shows information by geographic area. For the purposes of our disclosure, revenue is attributed to countries based on the location of the customer being served and property and equipment is attributed to countries based on physical location of the asset.

	For the years Ended December 31,
(in thousands)	2005	2004	2003
Revenue:
United States	$312,963	$254,566	$229,549
Canada	47,245	35,208	37,436
Other foreign countries	41,126	35,755	31,157

	$401,334	$325,529	$298,142

(in thousands)	At December 31,
	2005	2004	2003
Property and equipment, net:
United States	$32,797	$29,052	$24,194
Canada	9,753	10,928	11,242
Philippines	8,936	8,663	2,526
Other foreign countries	5,438	7,655	9,650

	$56,924	$56,298	$47,612

16. DERIVATIVE INSTRUMENTS:

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results.

Our most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. Our most significant area of exposure has been with the Canadian operations, where a portion of revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). When the value of the CAD increases against the USD, CAD denominated expenses increase and operating margins are negatively impacted. Partially offsetting this exposure is indigenous Canadian business and associated profitability where profits will be higher in a period of a strong CAD. To mitigate this exposure, we enter into derivative contracts which serve to hedge a portion of anticipated operating costs and payables associated with the CAD, primarily payroll expenses, rental expenses, telephone costs and other known recurring costs.

We have also begun to experience foreign currency exposure in the Philippines. Our Philippines operation is similar to Canada, whereby the revenue is typically earned in USD, but operating costs are denominated in Philippine pesos (PHP). Recently, the PHP has begun to strengthen against the USD. As we continue to increase outsourcing to the Philippines, we will experience a greater degree of foreign currency exposure. We have begun to mitigate this exposure, whereby we enter into derivative contracts which serve to hedge a portion of anticipated operating costs and payables associated with the PHP, primarily payroll expenses, rental expenses and other known recurring costs.

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

For the years ended December 31, 2005, 2004 and 2003, we realized gains (losses) of $278,000, $390,000 and ($55,000) on the derivative instruments, respectively. As of December 31, 2005, outstanding derivative instruments had a fair value of approximately $981,000 ($637,000, net of tax). As of December 31, 2004, outstanding derivative instruments had a fair value of approximately $429,000 ($287,000, net of tax). The outstanding derivative instruments at December 31, 2005 serve to hedge a portion of anticipated operating costs and payables associated with the CAD and the PHP from January 2006 through December 2006.

17. CORPORATE RESTRUCTURING

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

A rollforward of the restructuring accrual is summarized as follows:

(in thousands)	Severance	Lease Obligations and Facility Exit Costs
Accrual at December 31, 2002	$1,078	$7,243
Cash Payments and adjustments	(1,072)	(4,407)

Accrual at December 31, 2003	6	2,836
Cash Payments	(6)	(1,001)

Accrual at December 31, 2004	$—	1,835

Cash Payments		(551)

Accrual at December 31, 2005		$1,284

During 2005 and 2004, we did not enter into any sublease arrangements nor did we negotiate any termination settlements for the facilities that remain under contract. The majority of cash payments made were related to the ongoing lease obligations.

During 2003, we negotiated lease termination settlements for certain facilities that were part of the December 2002 restructuring. The settlement amounts were below our original estimate of lease obligations and facility exit costs. Therefore, we reversed $747,000 of the restructuring accrual in order to appropriately reflect the settlement amounts. We also recorded adjustments relating to various facilities, which resulted in additional reversals of $50,000.

During 2003, one individual who was receiving monthly severance as part of the restructuring secured new employment elsewhere, which partially voided his severance agreement with us. The remaining severance associated with this individual was $94,000 and was reversed.

Also during 2003, we identified additional assets which management did not plan to utilize in other facilities. We recorded an impairment charge of $205,000 against these assets.

Any adjustments to the restructuring charge have been recorded in the restructuring reversal line in the accompanying consolidated statement of operations.

We continue to evaluate and update our estimation of the remaining liabilities. At December 31, 2005 and 2004, $932,000 and $1,180,000 of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. At December 31, 2005, the expiration dates of the remaining equipment leases and facilities leases range from 2006 to 2009. The balance of the restructuring accrual is included in accrued expenses on our consolidated balance sheet at December 31, 2005 and 2004.

18. FACILITIES

In February 2005, we moved our Australian operations into a new facility. In April 2005, we signed an agreement to sell the furniture and fixtures from the prior facility to the new tenants and recognized a gain on the sale of approximately $184,000. This gain was recorded through selling, general and administrative costs in the consolidated statement of operations.

Effective July 1, 2005, we executed an early termination of a facilities lease. This facilities lease had originally been entered into at the request of a former customer and the lease term ran through September 2006. While we were able to exit the lease without any penalties being assessed by the landlord, we did have assets, including leasehold improvements, associated with this facility. We were able to redeploy a portion of these assets. The remaining carrying value of assets that were not redeployed of $440,000 was written off as impaired assets. We were able to recover $125,000 from this former customer, as part of an early contract termination agreement signed in May 2005, which partially offset this write-off. Both of these amounts were recorded through selling, general and administrative costs in the consolidated statement of operations.

19. QUARTERLY FINANCIAL DATA (unaudited):

(In thousands except per share data)

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
(in thousands)	2005	2004	2005	2004	2005	2004	2005	2004
Revenue	$94,019	$77,098	$96,991	$75,511	$99,921	$80,395	$110,403	$92,525
Gross margin	37,457	30,687	38,836	30,314	38,766	32,847	41,703	37,316
Operating income (loss)	2,007	629	3,151	848	7,760	863	5,854	(5,073)
Income (loss) before income taxes	1,520	335	2,492	523	7,104	412	5,192	(5,597)
Net income (loss)	1,064	224	1,744	350	5,472	276	3,895	$(3,543)
Diluted earnings (loss) per share	$0.08	$0.02	$0.14	$0.03	$0.42	$0.02	$0.30	$(0.28)

Quarterly Results and Seasonality

We have experienced and expect to continue to experience quarterly variations in operating results, principally as a result of the timing of client programs (particularly programs with substantial amounts of upfront project setup costs), the commencement and expiration of contracts, the timing and amount of new business we generated, our revenue mix, the timing of additional selling, general and administrative expenses to support the growth and development of existing and new business units, competitive industry conditions and litigation costs. Our results in the third quarter of 2005 reflected $4,100,000 of insurance proceeds related to the Shingleton litigation. Our results in the third quarter of 2005 also reflected certain discreet income tax items, which had the effect of reducing our income tax provision in the quarter.

Our business tends to be strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season. The fourth quarter of 2004, however, was impacted by the settlement of the Shingleton litigation. Our fourth quarter results in 2004 reflect $7,733,000 of expenses related to the settlement of the Shingleton litigation, net of insurance proceeds of $2,670,000. During the first quarter, the business generally levels off from the previous quarter as a result of reduced client sales and service activity. The level of business for our other quarters can fluctuate as a result of other factors, specifically the timing of contract wins and program starts, as well as approximately 70% of our revenue being generated from service programs, which generally have less seasonality than sales programs.

ICT GROUP, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance, Beginning of Year		Charged to Expense/ Provision	Deductions / Reversals (1)		Balance, End of Year
Description
Allowance for doubtful accounts: 2005 2004 2003	$ $ $	439 337 642	150 205 97	(227 (103 (402	) ) )	$ $ $	362 439 337
Income tax valuation allowance: 2005 2004 2003	$ $ $	3,173 1,217 761	1,797 1,956 456	— — —		$ $ $	4,970 3,173 1,217

(1)	Amounts listed in this column relating to the allowance for doubtful accounts reflect balances that had been fully reserved and were written off during the year.