Form 10-Q
period 2006-03-31
ICT GROUP INC
filed 2006-05-09
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 0-20807

ICT GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2458937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Brandywine Boulevard, Newtown, PA	18940
(Address of principal executive offices)	(Zip code)

267-685-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐     Accelerated Filer  ☒    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of May 5, 2006, there were 15,178,790 outstanding shares of common stock, par value $0.01 per share, of the registrant.

ICT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,846	$10,428
Accounts receivable, net of allowance for doubtful accounts of $682 and $362	75,192	82,656
Prepaid expenses and other current assets	10,920	11,573
Deferred income taxes	4,235	4,238

Total current assets	102,193	108,895

PROPERTY AND EQUIPMENT, NET	57,445	56,924
OTHER ASSETS	6,905	6,940

	$166,543	$172,759

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,558	$19,946
Accrued expenses and other current liabilities	24,830	31,433
Income taxes payable	446	795

Total current liabilities	44,834	52,174

LINE OF CREDIT	34,000	35,000
OTHER LIABILITIES	2,328	2,345
DEFERRED INCOME TAXES	2,109	2,228

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 12,794 and 12,789 shares issued and outstanding	128	128
Additional paid-in capital	52,208	51,791
Retained earnings	30,328	27,566
Accumulated other comprehensive income	608	1,527

Total shareholders’ equity	83,272	81,012

	$166,543	$172,759

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUE	$113,053	$94,019

OPERATING EXPENSES:
Cost of services	69,927	56,562
Selling, general and administrative (including share-based compensation of $341 and $0)	39,006	34,973
Litigation costs	—	477

	108,933	92,012

Operating income	4,120	2,007

INTEREST EXPENSE, net of interest income of $43 and $45	624	487

Income before income taxes	3,496	1,520
INCOME TAX PROVISION	734	456

NET INCOME	$2,762	$1,064

EARNINGS PER SHARE:
Basic earnings per share	$0.22	$0.08

Diluted earnings per share	$0.21	$0.08

Shares used in computing basic earnings per share	12,791	12,648

Shares used in computing diluted earnings per share	13,265	12,911

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,762	$1,064
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,766	5,078
Share-based compensation	341	—
Deferred income tax (benefit) provision	(119)	564
Amortization of deferred financing costs	45	52
(Increase) decrease in:
Accounts receivable	7,478	(3,234)
Prepaid expenses and other current assets	684	4,718
Other assets	(79)	(106)
Increase (decrease) in:
Accounts payable	(425)	5,868
Accrued expenses and other liabilities	(6,477)	(440)
Income taxes payable	(349)	(451)
Accrued litigation	—	(14,750)

Net cash provided by (used in) operating activities	9,627	(1,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,886)	(5,221)
Business acquisitions	—	(178)

Net cash used in investing activities	(5,886)	(5,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	10,000	12,500
Payments on line of credit	(11,000)	(4,000)
Proceeds from exercise of stock options	7	1
Tax benefit of stock option exercises	1	—

Net cash (used in ) provided by financing activities	(992)	8,501

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(1,331)	(953)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,418	512
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,428	11,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,846	$11,931

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

Note 2: CREDIT FACILITY AND LONG-TERM DEBT

Our revolving credit facility (“Credit Facility”) is structured as a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The Credit Facility matures on June 24, 2010.

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. We have two borrowing options, either a “Base Rate” option, under which the interest rate is calculated using the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, plus a spread ranging from 0% to 0.75%, or a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1% to 2.25%. The amount of the spread under each borrowing option depends on our ratio of funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, interest income, income taxes, and depreciation and amortization and certain other charges). At March 31, 2006, all of our borrowings were at the Base Rate, which was 7.75% including the spread. For the three months ended March 31, 2006 and 2005, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $621,000 and $474,000, respectively.

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a quarterly commitment fee ranging from 0.2% to 0.5% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. As of March 31, 2006, we were in compliance with all covenants contained in the Credit Facility.

At March 31, 2006, we had $763,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility.

At March 31, 2006, $34.0 million of borrowings was outstanding under the Credit Facility and was classified as a long-term liability. At March 31, 2006, there were no outstanding foreign currency loans nor were there any outstanding letters of credit. The amount of the unused Credit Facility at March 31, 2006 was $91.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

Note 3: EARNINGS PER SHARE

We follow Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options and restricted stock units, into shares of common stock as if those securities were exercised. A reconciliation of shares used to compute EPS is shown below:

	For the three months ended March 31,
(in thousands, except per share amounts)	2006	2005
Net income	$2,762	$1,064

Basic earnings per share:
Weighted average shares outstanding	12,791	12,648

Basic earnings per share	$0.22	$0.08

Diluted earnings per share:
Weighted average shares outstanding	12,791	12,648
Dilutive shares resulting from common stock equivalents (1)	474	263

Shares used in computing diluted earnings per share	13,265	12,911

Diluted earnings per share	$0.21	$0.08

(1)	Excluded from the calculation of diluted shares is the effect of options to purchase 8,000 and 547,000 shares for the three months ended March 31, 2006 and 2005, respectively, as giving effect to such options would be antidilutive. Also excluded from the calculation of diluted shares is the effect of 50,000 restricted stock unit awards for the three months ended March 31, 2006, as giving effect to such awards would also be antidilutive.

Note 4: EQUITY PLANS AND SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive management, the Board of Directors, and other full-time employees. Prior to January 1, 2006, we used the intrinsic value method of accounting for share-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options because the exercise prices of stock options equaled the market price of our stock on the dates of grant. We also provided the proforma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Effective January 1, 2006, we adopted SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123 and supercedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires that share-based awards be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We have adopted SFAS No. 123R using the modified prospective method.

Under the modified prospective method, we are required to record compensation expense for awards granted, modified or settled subsequent to the adoption of SFAS No. 123R over the related vesting period of such awards and record compensation expense prospectively for the unvested portion of awards issued and outstanding at the date of adoption over the remaining vesting period of such awards. No change in the results from prior periods is permitted under the modified prospective method. Accordingly, we have not restated prior period amounts.

The consolidated statement of operations for the three months ended March 31, 2006 reflects share-based compensation expense of $341,000. The related tax benefit recorded from share-based compensation expense for the three months ended March 31, 2006 was $119,000.

The following table illustrates the effect on net income and earnings per share had compensation cost for our share-based compensation plans been determined under SFAS No. 123 for the three months ended March 31, 2005.

(In thousands, except per share data)

Net income, as reported	$1,064
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	84

Pro forma net income	$980

Diluted earnings per share, as reported	$0.08
Pro forma diluted earnings per share	$0.08

Prior to the adoption of SFAS No. 123R, we recorded benefits associated with tax deductions that were in excess of compensation costs from stock option exercises as a cash flow from operations. SFAS No. 123R requires these excess benefits to be recorded as a component of cash flows from financing activities. This change did not have a material impact on our reported cash flows for the three months ended March 31, 2006.

Equity Plans:

Our 1996 Equity Compensation Plan authorizes up to 2,220,000 shares of common stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units (“RSU”), stock appreciation rights and other awards based on our common stock. The awards are established by the Compensation Committee of the Board of Directors (the “Compensation Committee”). As of March 31, 2006, 768,941 shares of common stock were available for issuance under this plan.

On March 9, 2006, our Board of Directors adopted an amendment and restatement of the ICT Group, Inc. 1996 Equity Compensation Plan (the “1996 Plan”). The amended and restated 1996 Plan will be known as the ICT Group, Inc. 2006 Equity Compensation Plan (the “2006 Plan”). The 2006 Plan will become effective on May 17, 2006 if approved by the shareholders at the Annual Meeting on May 17, 2006.

The 2006 Plan revises the 1996 Plan to (i) provide for the term of the 2006 Plan to be through May 16, 2016; (ii) expand the individuals eligible to receive grants under the 2006 Plan to include non-employee directors; (iii) prohibit the repricing of options unless the shareholders approve the repricing; (iv) allow the Compensation Committee to permit or require deferrals under the 2006 Plan; (v) allow grantees to transfer nonqualified stock options to family members or one or more trusts or entities for the benefit of or owned by such family members; and (vi) make other clarifying and updating changes.

Our 1996 Non-Employee Directors Plan authorizes up to 250,000 shares of common stock for issuances of nonqualified stock options and restricted stock units to non-employee directors. As of March 31, 2006, 127,500 shares of common stock were available for issuance under this plan.

On March 9, 2006, our Board of Directors adopted an amendment and restatement of the ICT Group, Inc. 1996 Non-Employee

Directors Plan (the “1996 Directors Plan”). The amended and restated 1996 Directors Plan will be known as the ICT Group, Inc. 2006 Non-Employee Directors Plan (the “2006 Directors Plan”). The 2006 Directors Plan will become effective on May 17, 2006 if approved by the shareholders at the Annual Meeting on May 17, 2006.

The 2006 Directors Plan revises the 1996 Directors Plan to (i) extend the term of the plan to May 16, 2016; (ii) remove the provisions relating to formula stock option grants; (iii) provide for the annual grant of restricted stock units; (iv) provide for the discretion to grant stock awards; and (v) make other clarifying and updating changes.

We normally issue new shares to satisfy option exercises and the release of shares under our plans.

Long-Term Incentive Plan:

On February 21, 2006 the Compensation Committee adopted the ICT Group, Inc. Long-Term Incentive Plan (the “LTIP”), contingent on shareholder approval at the Annual Meeting on May 17, 2006. Shareholder approval is being sought so that the compensation attributable to incentive awards under the LTIP may qualify for an exemption from the $1.0 million deduction limit under section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The LTIP provides for both a performance-based incentive and an executive retention incentive. The LTIP first establishes a performance-based incentive by requiring achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The Compensation Committee determines what portion of an award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded depends on the price of the Company’s stock at the date the performance level is determined and the award is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. All equity awards under the LTIP will be issued under the 2006 Plan. For the three months ended March 31, 2006, we recognized compensation expense of $255,000, of which $75,000 is considered a share-based award and is included in our share-based compensation expense of $341,000. The remaining $180,000 will be paid in cash. The expense recognized is based on management’s best estimate at to what financial targets will be achieved. This estimate will be re-evaluated quarterly and adjusted to reflect management’s then best estimate. The entire amount accrued, however, is liability-classified in the consolidated balance sheet until the date the RSUs, if any, are awarded.

Stock Option Awards:

Stock option awards are available under our current existing equity plans, described above. Stock options are granted with exercise prices not less than fair market value. Options are exercisable for periods not to exceed ten years, as determined by the Compensation Committee, and generally vest over a three or four-year period. Vesting terms can vary, however, stock option awards typically have a graded–vesting schedule, based solely on continued service of the award holder. For these types of awards, we have made an accounting policy decision to recognize compensation expense based on the grant-date fair-value of the award on a straight-line basis over the requisite service period, which for these awards is the vesting period. None of the stock options granted to date have performance-based or market-based vesting conditions.

The fair value for each option grant is determined on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes valuation model requires the input of various assumptions. We have relied on observations of historical stock prices to calculate our estimate of volatility. The risk free interest rates used were actual U.S. treasury zero-coupon securities with maturity terms that matched the expected term of the option as of the date of grant. The expected term of the option represents the period of time the option is expected to be outstanding and is estimated based on our historical exercise patterns. The following assumptions were used for grants made during the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005

Expected dividend yield	0.0%	0.0%
Volatility	70%	70%
Risk free interest rate	4.90%	4.60%
Expected life	7.1 years	7.7 years

The weighted average fair value of the options granted during the three months ended March 31, 2006 and 2005 was estimated at $11.86 and $7.75 per share, respectively. The compensation expense incurred during the first quarter of 2006 for stock options was $170,000.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	1,164,288	$9.61
Granted	8,000	16.73
Exercised	(605)	11.89
Canceled/forfeited	(320)	11.60

Outstanding, March 31, 2006	1,171,363	$9.66	4.9 years	$20,546,871

Vested and Exercisable at March 31, 2006	994,613	$9.49	4.2 years	$17,609,752
Expected to Vest as of March 31, 2006	1,163,901	$9.65	4.9 years	$20,423,707

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all the option holders exercised their options on March 31, 2006. The intrinsic value is measured as the difference between the closing stock price on the last trading day of the first quarter, multiplied by the number of in-the-money options.

The total aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $4,300 and $155,900, respectively. Cash received from the exercises during the three months ended March 31, 2006 was $7,200 and is included within the financing activity section of our consolidated statements of cash flows.

As of March 31, 2006, there was $662,000 of unrecognized compensation expense related to non-vested stock options that is expected to vest over a weighted-average period of 1.6 years.

Restricted Stock Units:

During the first quarter of 2006, we began issuing RSUs for incentive compensation purposes. Historically, stock options were used as the equity award vehicle under our incentive compensation plans. We expect future equity awards to be predominantly in the form of RSUs. RSU awards can have performance conditions, service conditions or both. Similar to stock option awards, vesting terms can vary for RSUs. For RSU awards with a graded–vesting schedule and with only service conditions, we recognize compensation expense based on the grant-date fair value of the award on a straight-line basis over the vesting period. The fair value of an RSU is the fair value of the Company’s common stock (closing market price) on the date of grant.

To the extent an RSU award has performance conditions and graded-vesting, we will treat each vesting tranche as an individual award and recognize compensation expense on a straight-line basis over the requisite service period for each tranche. The requisite service period over which we will record compensation expense is a combination of the performance period and subsequent vesting period based on continued service.

The following table summarizes the changes in non-vested RSUs that have only service conditions for the three months ended March 31, 2006.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2006	—	—
Granted	60,841	$23.42
Vested	—	—
Canceled/Forfeited	—	—

Non-vested RSUs at March 31, 2006	60,841	$23.42	$1,654,875

We recorded compensation expense of $52,000 during the three months ended March 31, 2006 for RSU awards with only service conditions. As of March 31, 2006, all non-vested RSUs are expected to vest. There was $1.3 million of unrecognized compensation expense related to non-vested RSUs that are expected to vest over a weighted average period of 2.4 years.

We have also granted RSU awards with performance and time-based vesting conditions. Subject to meeting certain financial criteria for 2006, up to 100,000 RSUs will be issued. For the three months ended March 31, 2006, we have recorded compensation expense of $44,000 based on management’s best estimate of the level of financial performance that will be attained. The grant date fair value of these awards was $24.39 per RSU. Since these performance-based RSUs have graded-vesting, compensation expense will be recognized over the vesting period of each tranche as if it was a separate award. As of March 31, 2006, there was $2.4 million of unrecognized compensation expense to be recognized over a weighted average period of 2.0 years, assuming all 100,000 RSUs are ultimately vested.

In addition, we have granted 100,000 RSUs that will vest based upon the Company’s 2007 financial performance. The grant date fair value of these awards was also $24.39 per RSU. We have not recognized any compensation expense associated with these RSUs as the performance period has not yet commenced.

Note 5: COMPREHENSIVE INCOME

We follow SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

(in thousands)	Three Months Ended March 31,
	2006	2005
Net income	$2,762	$1,064
Derivative instruments, net of tax	1	(357)
Foreign currency translation adjustments	(920)	(1,304)

Comprehensive income (loss)	$1,843	$(597)

Note 6: LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

In 1998, William Shingleton filed a class action lawsuit against us in the Circuit Court of Berkeley County, West Virginia. The lawsuit alleged that we and twelve current and former members of our management had violated the West Virginia Wage Payment and Collection Act for failure to pay promised signing and incentive bonuses and wage increases, failure to compensate employees for short breaks or “transition” periods, production hours worked and improper deductions for the cost of purchasing telephone headsets.

On March 1, 2005, we announced a settlement with the plaintiffs to this litigation. Under the terms of the settlement, ICT agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law, plus interest. Of the $14.75 million settlement payment that we made, $6.9 million was recovered from our insurance carriers during 2005. Our results for the three months ended March 31, 2005 reflect legal expenses that we incurred. As of December 31, 2005 and March 31, 2006, there are no contingent liabilities remaining associated with this litigation.

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

On April 5, 2005 America Online and ICT signed a settlement agreement with the plaintiffs’ counsel in the Illinois Litigation on behalf of a putative national class of all persons and entities who were charged or billed by or through America Online or its agents, assigns, contracted customer service providers, or other designees acting on behalf of or through America Online, for services and/or goods without their consent or authorization. Consistent with America Online’s agreement to indemnify us against any costs or damages that we may incur as a result of these lawsuits, all settlement payments or services under the settlement agreement will be paid or provided by America Online. On April 7, 2005, the Circuit Court for St. Clair County, Illinois certified the settlement class, which includes the putative classes alleged in all of the cases discussed above, and preliminarily approved the settlement. In October 2005, the plaintiffs in the MDL Litigation agreed to join the St. Clair County, Illinois settlement, and a revised settlement agreement was signed on October 21, 2005. A final approval order for the settlement was entered on February 22, 2006 with all collateral proceedings concluded on March 31, 2006. Any appeal must be filed by May 1, 2006.

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

Note 7: OPERATING AND GEOGRAPHIC INFORMATION

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we believe that we have one reportable segment. Our services are provided through contact centers located throughout the world and include customer care management services as well as telesales, database marketing services, marketing research services, technology hosting services, and data management and collection services on behalf of customers operating in our target industries. Technological advancements have allowed us to better control production output at each contact center by routing customer call lists to different centers depending on capacity. A contact center and the technology assets utilized by the contact center may have different geographic locations. Accordingly, many of our contact centers are not limited to performing only one of the above-mentioned services; rather, they can perform a variety of different services for different customers in different geographic markets.

The following table shows information by geographic area. For the purposes of our disclosure, revenue is attributed to countries based on the location of the customer being served and property and equipment is attributed to countries based on physical location of the asset.

(in thousands)	Three Months Ended March 31,
	2006	2005
Revenue:
United States	$90,941	$74,368
Canada	14,272	9,588
Other foreign countries	7,840	10,063

	$113,053	$94,019

(in thousands)	March 31, 2006	December 31, 2005
Property and equipment, net:
United States	$32,371	$32,797
Canada	9,360	9,753
Philippines	10,729	8,936
Other foreign countries	4,985	5,438

	$57,445	$56,924

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

We have also begun to experience foreign currency exposure in the Philippines where the revenue is typically earned in USD, but operating costs are denominated in Philippine pesos (PHP). Recently, the PHP has begun to strengthen against the USD. As we continue to increase outsourcing to the Philippines, we will experience a greater degree of foreign currency exposure. We have begun to mitigate this exposure, whereby we enter into derivative contracts which serve to hedge a portion of anticipated operating costs and payables associated with the PHP, primarily payroll expenses, rental expenses and other known recurring costs.

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

For the three months ended March 31, 2006 and 2005, we realized gains of $432,000 and $301,000 on the derivative instruments, respectively. The fair value of outstanding derivative instruments is recorded on our consolidated balance sheets. As of March 31, 2006, the fair value of outstanding derivative instruments was an asset of approximately $982,000 ($638,000, net of tax). At December 31, 2005, the fair value of outstanding derivative instruments was an asset of approximately $981,000 ($637,000, net of tax). The outstanding derivative instruments at March 31, 2006 hedge a portion of anticipated operating costs and payables associated with the CAD and the PHP from April 2006 through December 2006.

Note 9: CORPORATE RESTRUCTURING

The following is a rollforward of the accrual associated with our December 2002 corporate restructuring:

(in thousands)	Accrual at December 31, 2005	Cash Payments	Accrual at March 31, 2006
Lease obligations and facility exit costs	$1,284	$(70)	$1,214

During the three months ended March 31, 2006, we did not enter into any sublease arrangements. All cash payments made were related to the ongoing lease obligations.

We continue to evaluate and update our estimate of the remaining liabilities. At March 31, 2006 and December 31, 2005, $857,000 and $932,000, respectively, of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. As of March 31, 2006, the expiration dates of the remaining equipment leases and facilities leases range from 2006 to 2009. The balance of the restructuring accrual is included in accrued expenses in our consolidated balance sheet at March 31, 2006 and December 31, 2005.

Note 10: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as of the earliest period presented, or the latest practicable date, as the required method for reporting a voluntary change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on our financial condition or results of operations.

Note 11: SUBSEQUENT EVENT

During April 2006, we sold 2,350,000 shares of our common stock in a public offering. The stock offering was registered on our shelf registration statement on Form S-3. The underwriters in the transaction purchased the shares at a price of $24.00 per share, less the underwriting discount of $1.26 per share. The transaction generated approximately $52.9 million of proceeds for the Company, net of underwriting discounts and estimated offering expenses. The proceeds were used to repay all amounts outstanding under the Credit Facility. The balance of the proceeds, approximately $19 million, will be used for working capital and other general corporate purposes.

Also as part of this transaction, certain shareholders sold shares that were beneficially owned by them. These sales were also registered on our shelf registration statement. These shareholders sold 1,272,500 shares at $24.00 per share, less the underwriting discount of $1.26 per share. The Company received no proceeds from the sale of these shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global provider of outsourced customer support services. Our comprehensive, balanced mix of services includes:

•	Customer Care Services (including customer care, retention and technical support);

•	Telesales; and

•	Marketing and Customer Relationship Management (CRM) Technology Services (including market research, database marketing, interactive voice response (“IVR”), active alerts, e-mail management, data capture and collections, and other back-office business processing services).

We provide our services through contact centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, Barbados and the Philippines. As of March 31, 2006, we had operations in 41 contact centers from which we support government clients and domestic and multinational corporations primarily in the financial, insurance, healthcare, telecommunications, information technology, consumer electronics, and energy services industries.

Our domestic sales force is organized by specific industry verticals, which enables our sales personnel to develop in-depth industry and product knowledge. We also have sales operations in the U.K., Canada, Mexico and Australia.

We invest heavily in system and software technologies designed to improve productivity, thereby lowering the effective cost per contact made or received. Our system and software technologies are also designed to improve sales and customer service effectiveness by providing sales and service representatives with real-time access to customer and product information. We currently offer and/or utilize a comprehensive suite of CRM technologies, available on a hosted basis for use by clients at their own in-house facilities or on a co-sourced basis in conjunction with ICT Group’s fully integrated, web-enabled contact centers. Our technologies include automatic call distribution (ACD) voice processing, interactive voice response (IVR) and advanced speech recognition (ASR), Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing, sales force and marketing automation, alert notification and web self-help.

We believe that we were one of the first fully automated teleservices companies, and we were among the first such companies to implement predictive dialing technology for telemarketing and market research, provide collaborative web browsing services, and utilize VoIP capabilities. Through our global implementation of VoIP, we have established a redundant voice and data network infrastructure that can seamlessly route inbound and outbound voice traffic to our contact centers worldwide. We do not provide telecommunications or VoIP services to the public.

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

We refer to our revenue as either Sales revenue or Services revenue. Our Sales revenue is generally outbound and includes new customer acquisition and cross-selling products and services to existing customers. Services revenue is generally inbound and encompasses all our other revenue, which is classified into two categories, customer service and ancillary services. Customer service includes customer care, help desk support, technical support and patient assistance whereas ancillary services includes market research, database marketing, technology hosting, data processing and data entry, and other non-sales activities.

Results for the three months ended March 31, 2006 reflect the following:

•	Increased revenue, which grew 20% compared to the same period in the prior year.

•	Continued growth in customer care services. Growth in our Services revenue was 40%.

•	Sales revenue declined 16% in the first quarter of 2006 compared to the first quarter of 2005, primarily due to a shift in volume to offshore contact centers, which have lower revenue rates.

•	Strengthened our competitive position in key vertical markets, primarily financial services and healthcare. Expanded our presence in other markets including government and energy services.

•	Expanded the scope of our hosted technology services with the introduction of outbound IVR alert services.

•	Improved profitability compared to the same period in the prior year, driven largely by:

•	The shift of call production to lower cost, higher margin offshore locations.

•	Significantly reduced selling, general and administrative expenses as a percentage of revenue.

•	Continued growth in our Philippines operations, which handled approximately 19% of total production as compared to 14% of total production for the same period in the prior year.

•	Our effective income tax rate for the first quarter of 2006 was 21% compared to 30% for the first quarter of 2005.

We continued to expand our offshore operations during the quarter by:

•	Opening our third Philippine contact center in Marakina, Manila City, which we expect to support 800 workstations by mid-2006 representing an approximate 50% increase in our Philippine capacity.

•	Actively marketing Canada as a near-shore alternative for U.K. clients and prospects.

•	Entering into an agreement to open a 100-seat (expandable to 300-seat) facility in Hyderabad, India which will initially provide back-office support for U.S. clients and later be available to provide back-office and voice support for U.K. clients.

•	Signing a letter of intent to open a 350 to 400-seat facility in San Jose, Costa Rica in the third quarter of 2006.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These generally accepted accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our critical accounting policies are those that are most important to the portrayal of our financial condition and results and require our management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. The accounting policies we consider critical include revenue recognition; allowance for doubtful accounts; impairment of long-lived assets, goodwill and other intangible assets; accounting for income taxes; restructuring; accounting for contingencies; and share-based compensation.

During the three months ended March 31, 2006, we did not make any material changes to our critical accounting policies, except for share-based compensation, as discussed below. For additional discussion of our critical accounting policies, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2005.

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which requires companies to expense the estimated fair value of share-based awards over the requisite employee service period. Prior to SFAS 123R, we accounted for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

We have adopted SFAS No. 123R using the modified prospective method, therefore we have not restated prior periods. Management makes various estimates in accounting for share-based compensation. We determine the fair value of stock options using the Black-Scholes valuation model. Inherent in this valuation model are various assumptions and estimates, including, but not limited to, stock price volatility, risk-free borrowing rate, employee stock option exercise behaviors, estimates of forfeitures, and related income tax matters. We also utilize incentive compensation plans that have performance conditions, which require management to estimate the level of performance that will be achieved. The share-based compensation expense recorded is partially based on the estimated achievement of the performance targets.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005:

	Three months ended March 31,
(dollars in thousands)	2006	2005	% change
Revenue:	$113,053	$94,019	20.2%

Services	85,688	61,416	39.5%
Sales	27,365	32,603	-16.1%

Average Number of Workstations in Production	10,795	9,272

During the three months ended March 31, 2006, we experienced significant growth in our Services revenue. Our Services revenue, which is made up primarily of inbound customer service programs, increased to 76% of total revenue for the three months ended March 31, 2006, as compared to 65% for the three months ended March 31, 2005. A large part of the growth in Services revenue is attributable to the services we are performing for various health care clients in support of the Federal government’s Medicare Part D registration process. Ancillary revenue also increased 45% to $14.1 million. Our Sales revenue declined for the three months ended March 31, 2006 as compared to the prior year period. The decline in Sales revenue can be attributed to the shift of this business to offshore centers, which have lower revenue rates, as our volume of outbound calling was relatively stable year-over-year.

Total revenue per average workstation in production for the three months ended March 31, 2006 increased by 3% to $41,890 from $40,560 for the three months ended March 31, 2005, reflecting increased utilization of our existing workstations. Growth in revenue from ancillary services further supported our growth in revenue per average workstation.

As we continue to perform work for our customers in near-shore and offshore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. For the three months ended March 31, 2006, changes in foreign exchange rates had a positive impact of $533,000 on total revenue as compared to the same period in the prior year. The impact was primarily due to changes in the Canadian dollar, the Euro, and the British pound sterling.

	Three months ended March 31,
(dollars in thousands)	2006	2005	% change
Cost of Services:	$69,927	$56,562	23.6%

Labor costs	48,170	40,992	17.5%
Telecom costs	5,486	4,554	20.5%
Other direct costs	16,271	11,016	47.7%

Total Cost of Services as a Percentage of Revenue	61.9%	60.2%

Our cost of services consists primarily of direct labor costs associated with our customer service representatives (CSRs) and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance costs, other billable labor costs and support services costs.

For the three months ended March 31, 2006, the increase in our cost of services over the first quarter of 2005 was driven primarily by direct labor cost increases as well as increases in other costs of services. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour for the three months ended March 31, 2006 was $11.17, compared to $11.31 for the three months ended March 31, 2005. This decrease reflects an overall decrease in wage rates of approximately 3% due to the volume of services performed in lower wage offshore contact centers, partially offset by the impact of foreign currency exchange rates. Much of our new business is for customer service and support. These programs necessitate that our CSRs possess a higher skill set in order to provide the appropriate level of support. The primary reason for the increase in direct labor cost was the increased volume of production hours necessary to support our revenue growth. The increase in telecom costs for the three months ended March 31, 2006 was volume driven as our telephony cost per production hour remained at comparable levels to the prior year quarter.

Other costs of services increased primarily due to higher levels of training costs, support work for our client programs, increased costs related to quality assurance and subcontracting costs. These costs tend to increase as our volume of customer care and customer support business increases. These client programs are typically more complex than sales programs and require a higher level of clerical and ancillary services, which are non-phone services. The training of CSRs for these types of programs is also more costly due to the inherent level of complexity. Much of our support work and subcontracting costs for the three months ended March 31, 2006 were derived from the various Medicare Part D programs we are supporting. During the quarter, we evaluated the financial performance of a client program that is scheduled to conclude in June 2006. Volumes for this program have declined to a level where recovery of our fixed costs associated with the remaining term of the program is not likely. Based on our analysis, management determined that we would incur financial losses on this program through the completion date. Therefore, we recorded $394,000 of estimated costs for this program as of March 31, 2006, which represents management’s best estimate of the expected loss for the remainder of the program.

For the three months ended March 31, 2006, changes in foreign exchange rates had the effect of increasing our cost of services by $1.1 million as compared to the same period in the prior year. Foreign exchange rate fluctuations will continue to have an impact on our results.

	Three months ended March 31,
(dollars in thousands)	2006	2005	% change
Selling, General and Administrative Expenses:	39,006	$34,973	11.5%

Salaries, benefits and other personnel-related costs	16,063	14,452	11.1%
Facilities and equipment costs	13,191	12,438	6.1%
Depreciation and amortization	5,766	5,078	13.5%
Other SG&A costs	3,986	3,005	32.6%

Total SG&A as a Percentage of Revenue	34.5%	37.2%

Selling, general and administrative (“SG&A”) expenses primarily are comprised of salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization.

SG&A expenses for the three months ended March 31, 2006 increased as compared to the same period in the prior year primarily because of increased salaries and benefits along with facilities costs. Our salaries and benefits costs reflect $341,000 of compensation costs to comply with the new accounting rules for share-based compensation. Salaries and benefits costs also increased due to headcount increases as well as an increase in earned incentives and bonuses. Our facilities costs consist primarily of rental fees, which increased in both periods because of our expansion over the past year. During the first quarter of 2006, we opened our third contact center in the Philippines, which contributed to the increased facilities costs. The increase in other SG&A costs is primarily due to an increase in our allowance for uncollectible accounts of $320,000. Approximately 33% and 34% of our SG&A expenses for the three months ended March 31, 2006 and 2005, respectively, were incurred in foreign locations, which are subject to changes in foreign exchange rates. Foreign exchange rates had the effect of increasing SG&A expenses by $257,000 for the three months ended March 31, 2006, as compared to the same period in the prior year, before consideration of the effects of foreign currency hedging.

As a percentage of revenue, our SG&A expenses declined for three months ended March 31, 2006 as compared to the same periods in the prior year, primarily as a result of our ability to leverage our existing infrastructure to handle the increased level of services we are providing to our customers along with our ability to control overhead costs.

	Three months ended March 31,
(dollars in thousands)	2006	2005	% change
Litigation Costs:	$—	$477	-100.0%

We did not incur litigation costs associated with the Shingleton litigation for the three months ended March 31, 2006. In past periods, we have disclosed the litigation costs and insurance recoveries associated with the Shingleton litigation separately in our consolidated statements of operations.

Our litigation costs for the three months ended March 31, 2005 were incurred as part of the settlement of the Shingleton litigation, which was announced on March 1, 2005. The costs incurred during the first quarter of 2005 were legal fees incurred during that quarter as a result of reaching settlement.

	Three months ended March 31,
(dollars in thousands)	2006	2005	% change
Interest Expense, Net:	$624	$487	28.1%

Interest expense is shown net of interest income on our investments. The increase in interest expense, net for the three months ended March 31, 2006 reflects higher interest rates. The weighted average interest rate on amounts outstanding under the Credit Facility was 6.0% and 4.4% for the three months ended March 31, 2006 and 2005, respectively. Average amounts outstanding during these quarters were $41.3 million and $43.6 million, respectively.

	Three months ended March 31,
(dollars in thousands)	2006	2005	% change
Income Tax Provision:	$734	$456	61.0%

For the first quarter of 2006, the effective tax rate was approximately 21% compared to approximately 30% in the first quarter of 2005. Our effective tax rate represents our estimate for the fiscal year. The decrease in our effective rate was primarily due to increased profits in the Philippines, where we have tax holidays for each of our three locations. Although we do have tax holidays, we are anticipating that some of these profits in the Philippines will be repatriated back to the U.S during 2006. Also reflected in our tax rate are valuation allowances on our losses in Australia. We have historically incurred operating losses in Australia. As of December 31, 2005, we were not providing any tax benefits for these losses as it is more likely than not that we will be unable to realize them.

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

Liquidity and Capital Resources

At March 31, 2006, we had $11.8 million of cash and cash equivalents compared to $10.4 million at December 31, 2005. We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility, costs of operations and business combinations.

Cash From Operations

Cash provided by operations for the three months ended March 31, 2006 was $9.6 million compared to cash used in operations of $1.6 million for the three months ended March 31, 2005.

Cash provided by operations for the three months ended March 31, 2006 was generated by net income of $2.8 million and non-cash adjustments of $6.0 million, primarily depreciation and amortization. This also includes share-based compensation expense of $341,000. Net working capital changes and changes in non-current assets and liabilities increased cash flow from operations by $832,000. This change was primarily due to significant collections of accounts receivable which had the effect of reducing our accounts receivable balance by $7.5 million. This was largely offset by a decrease in accrued expenses and other liabilities. Included in accrued expenses at December 31, 2005 was an amount of $6.6 million due to a customer, which is an association comprised of several member companies. The $6.6 million represented amounts previously collected from the association that were re-billed to the member companies at the request of the association in order to reflect a revised billing arrangement. These amounts were collected by us prior to December 31, 2005 and were repaid to the customer in the first quarter of 2006.

Cash used in operations for the three months ended March 31, 2005 was caused primarily by an increase in working capital and other changes in non-current assets and liabilities of $8.4 million, partially offset by net income of $1.1 million and non-cash expenses of $5.7 million, primarily depreciation and amortization. The increase in working capital was primarily due to the payment of the Shingleton litigation of $14.75 million and increases in accounts receivable of $3.2 million, offset by $2.7 million of insurance proceeds received and favorable changes in other assets and liabilities of $6.9 million.

Credit Facility

For the three months ended March 31, 2006, we had net repayments of $1.0 million as compared to net borrowings of $8.5 million for the three months ended March 31, 2005. Our net repayments during the first quarter of 2006 were funded with cash generated from operations. During the first quarter of 2005, we borrowed under our Credit Facility in order to fund a portion of the settlement reached in the Shingleton litigation.

Our Credit Facility, which was renewed in June 2005, is a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The amendment extends the maturity date from December 2, 2006 to June 24, 2010. As of March 31, 2006, we were in compliance with all of the covenants contained in the Credit Facility.

In April 2006, subsequent to the quarter end, we completed an equity offering of our common stock. We sold 2,350,000 shares and generated proceeds of approximately $52.9 million, net of underwriting discount and estimated offering expenses. A portion of these proceeds was used to repay amounts outstanding under our Credit Facility, which at the time was $34.0 million. Management expects to use the remaining proceeds for working capital and other general corporate needs.

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

For the three months ended March 31, 2005, our total legal costs associated with this litigation were $477,000. We did not incur any legal costs related to this litigation during the three months ended March 31, 2006.

Our accrual at December 31, 2004 was $14.8 million. In March 2005, we made payments of $14.8 million to satisfy our obligations under the settlement. This payment was funded with cash-on-hand, borrowings under our Credit Facility and proceeds from responsive insurance coverage.

We sought insurance coverage for part of the damages in this litigation under our Directors and Officers policies that were in effect with two insurers. We received a payment of $2.7 million in March 2005 from one of the insurers. We ultimately collected other amounts from insurers during the third and fourth quarters of 2005.

Capital Expenditures and Business Combinations

For the three months ended March 31, 2006, we spent $5.9 million on capital expenditures as compared to $5.2 million for the three months ended March 31, 2005. A portion of our capital expenditures is reflected in our workstation growth. There were 10,928 workstations in operation at March 31, 2006, compared to 10,662 workstations in operation at December 31, 2005 and 9,279 at March 31, 2005.

During the three months ended March 31, 2006, we added a net total of 266 workstations. This included 300 workstations added to our third contact center in the Philippines, which was opened in February 2006. These additions were partially offset by the elimination of 54 seats that were located in one of our domestic facilities whose lease expired in January. We did not renew the lease for this facility. We spent approximately $3.9 million on workstation expansion during the first quarter of 2006. The remainder of our capital expenditures related primarily to information technology.

During the three months ended March 31, 2005, we reallocated workstations across various contact centers and ultimately added a net total of 15 workstations at our contact centers in the U.S. and abroad. We added 215 seats through a new domestic contact center and the expansion of two other domestic centers. This was offset by the closure of a 200-seat facility. We spent approximately $4.1 million on workstation expansion during the first quarter of 2005, with the remainder of our spending on information technology.

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

Our operations will continue to require significant capital expenditures to support the growth of our business. Historically, equipment purchases have been financed through cash generated from operations, the Credit Facility, our ability to acquire equipment through operating leases, and through capital lease obligations with various equipment vendors and lending institutions. We believe that cash-on-hand, together with the net proceeds from our April 2006 equity offering, cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under our Credit Facility will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months.

Commitments and Obligations

As of March 31, 2006, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from operations. We would also consider accessing capital markets to meet our needs. We recently completed an equity offering of our common stock, however, we can give no assurances that this type of financing would be available in the future. . There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K.

FORWARD - LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to our belief that the allegations against us in the class action litigation involving the company and America Online are without merit and our intention to vigorously defend ourselves against them, our expectations regarding recent accounting pronouncements, the appropriateness of our reserves for contingencies, the realizability of our deferred tax assets, our ability to finance our operations and capital requirements for the next twelve months, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and the customers we target, the benefits of certain technologies we have acquired or plan to acquire and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our Credit Facility. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair market value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1.0% change (100 basis points) in the LIBOR rate and the prime rate would have resulted in interest expense changing by $103,000 and $107,000 for the three months ended March 31, 2006 and 2005, respectively. The rate on the $34.0 million of outstanding borrowings at March 31, 2006 approximated market rates; thus, the fair value of the debt approximates its reported value. In the past, management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider these instruments to manage the impact of changes in interest rates based on management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

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

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $650,000 and $513,000 on our earnings for the three months ended March 31, 2006 and 2005, respectively.

Item 4. Controls and Procedures

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For more information on the legal proceedings we are involved in, please refer to Note 6 in the footnotes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q. The disclosure in Note 6 is incorporated by reference into this Item 1.

Item 6. Exhibits

10.50	Nonqualified Stock Option Grant Letter for Lloyd M. Wirshba (Filed as Exhibit 10.1 to the Company’ Current Report on Form 8-K, dated February 27, 2006)+

10.51	Employment Agreement between John J. Brennan and the Company, dated March 13, 2006 (Filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated March 17, 2006)+

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

+	Compensation plans and arrangements for executives and others.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICT GROUP, INC.

Date: May 9, 2006	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and
Chief Executive Officer

Date: May 9, 2006	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President Corporate Finance,
Chief Financial Officer and Assistant Secretary