Form 10-Q
period 2006-06-30
ICT GROUP INC
filed 2006-08-04
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non- accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of August 2, 2006, there were 15,394,380 outstanding shares of common stock, par value $0.01 per share, of the registrant.

ICT GROUP, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,414	$10,428
Accounts receivable, net of allowance for doubtful accounts of $703 and $362	77,486	82,656
Prepaid expenses and other current assets	11,535	11,573
Deferred income taxes	4,227	4,238

Total current assets	125,662	108,895

PROPERTY AND EQUIPMENT, NET	57,222	56,924
OTHER ASSETS	6,948	6,940

	$189,832	$172,759

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,708	$19,946
Accrued expenses and other current liabilities	23,054	31,433
Income taxes payable	324	795

Total current liabilities	40,086	52,174

LINE OF CREDIT	—	35,000
OTHER LIABILITIES	2,192	2,345
DEFERRED INCOME TAXES	1,882	2,228

CONTINGENCIES (NOTE 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 15,377 and 12,789 shares issued and outstanding	154	128
Additional paid-in capital	109,489	51,791
Retained earnings	34,232	27,566
Accumulated other comprehensive income	1,797	1,527

Total shareholders’ equity	145,672	81,012

	$189,832	$172,759

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE	$111,339	$96,991	$224,392	$191,010

OPERATING EXPENSES:
Cost of services	66,849	58,155	136,776	114,717
Selling, general and administrative (including share-based compensation of $648, $0, $989 and $0, respectively)	39,555	35,594	78,561	70,567
Litigation costs	—	91	—	568

	106,404	93,840	215,337	185,852

Operating income	4,935	3,151	9,055	5,158

INTEREST EXPENSE	(155)	(699)	(822)	(1,231)
INTEREST INCOME	162	40	205	85

Income before income taxes	4,942	2,492	8,438	4,012

INCOME TAX PROVISION	1,038	748	1,772	1,204

NET INCOME	$3,904	$1,744	$6,666	$2,808

EARNINGS PER SHARE:

Basic earnings per share	$0.26	$0.14	$0.48	$0.22

Diluted earnings per share	$0.25	$0.14	$0.46	$0.22

Shares used in computing basic earnings per share	14,967	12,705	13,885	12,677

Shares used in computing diluted earnings per share	15,466	12,897	14,378	12,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,666	$2,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,678	10,151
Share-based compensation	989	—
Tax benefit of stock option exercises	—	11
Deferred income tax (benefit) provision	(346)	564
Amortization of deferred financing costs	90	104
Gain on sale of property and equipment	—	(184)
Asset impairment	14	440
(Increase) decrease in:
Accounts receivable	5,785	(1,550)
Prepaid expenses and other current assets	143	4,199
Other assets	(257)	(423)
Increase (decrease) in:
Accounts payable	(3,256)	1,508
Accrued expenses and other liabilities	(8,208)	4,613
Income taxes payable	(469)	(522)
Accrued litigation	—	(14,750)

Net cash provided by operating activities	12,829	6,969

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,958)	(9,929)
Proceeds from sale of property and equipment	—	249
Business acquisitions	—	(178)

Net cash used in investing activities	(11,958)	(9,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	10,000	18,500
Payments on line of credit	(45,000)	(11,500)
Proceeds from equity offering, net of offering costs	53,102	—
Cash paid for debt issuance costs	—	(592)
Proceeds from exercise of stock options	2,535	28
Tax benefit of stock option exercises	1,183	—

Net cash provided by financing activities	21,820	6,436

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(705)	(591)

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,986	2,956
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,428	11,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,414	$14,375

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

Note 2: CREDIT FACILITY AND LONG-TERM DEBT

Our revolving credit facility (“Credit Facility”) is structured as a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which allows us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The Credit Facility matures on June 24, 2010.

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. We have two borrowing options, either a “Base Rate” option, under which the interest rate is calculated using the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, plus a spread ranging from 0% to 0.75%, or a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1% to 2.25%. The amount of the spread under each borrowing option depends on our ratio of funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, interest income, income taxes, and depreciation and amortization and certain other charges). In April 2006, we repaid all outstanding amounts under the Credit Facility using proceeds from our equity offering (Note 5). At June 30, 2006, we had no outstanding borrowings.

For the three months ended June 30, 2006 and 2005, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $90,000 and $636,000, respectively. For the six months ended June 30, 2006 and 2005, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $711,000 and $1.1 million, respectively.

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a quarterly commitment fee ranging from 0.2% to 0.5% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. As of June 30, 2006, we were in compliance with all covenants contained in the Credit Facility.

At June 30, 2006, we had $718,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. At June 30, 2006, there were no outstanding foreign currency loans nor were there any outstanding letters of credit. The amount of the unused Credit Facility at June 30, 2006 was $125.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

Note 3: EARNINGS PER SHARE

We follow Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of stock options and vesting of restricted stock units, into shares of common stock as if those stock options were exercised and restricted stock units were vested. A reconciliation of shares used to compute EPS is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Net income	$3,904	$1,744	$6,666	$2,808

Basic earnings per share:
Weighted average shares outstanding	14,967	12,705	13,885	12,677

Basic earnings per share	$0.26	$0.14	$0.48	$0.22

Diluted earnings per share:
Weighted average shares outstanding	14,967	12,705	13,885	12,677
Dilutive shares resulting from common stock equivalents (1)	499	192	493	212

Shares used in computing diluted earnings per share	15,466	12,897	14,378	12,889

Diluted earnings per share	$0.25	$0.14	$0.46	$0.22

(1)	For the three months ended June 30, 2006 and 2005, options to purchase 24,000 and 530,000 shares of common stock, respectively, have been excluded from the calculation of diluted shares as giving effect to such options would be antidilutive. Also excluded from the calculation of diluted shares is the effect of 13,000 restricted stock unit awards for the three months ended June 30, 2006, as giving effect to such awards would also be antidilutive. For the six months ended June 30, 2006 and 2005, options to purchase 24,000 and 530,000 shares of common stock, respectively, have been excluded from the calculation of diluted shares as giving effect to such options would be antidilutive. Also excluded from the calculation of diluted shares is the effect of 63,000 restricted stock unit awards for the six months ended June 30, 2006, as giving effect to such awards would also be antidilutive.

Note 4: EQUITY PLANS AND SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive management, the Board of Directors, and other full-time employees. Prior to January 1, 2006, we used the intrinsic value method of accounting for share-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options because the exercise prices of stock options equaled the market price of our stock on the dates of grant. We also provided the proforma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation —Transition and Disclosure.”

Effective January 1, 2006, we adopted SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires that share-based awards be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We have adopted SFAS No. 123R using the modified prospective method.

Under the modified prospective method, we are required to record compensation expense for awards granted, modified or settled subsequent to the adoption of SFAS No. 123R over the related vesting period of such awards and record compensation expense prospectively for the unvested portion of awards issued and outstanding at the date of adoption over the remaining vesting period of such awards based on the original estimated fair value of such awards. No change in the results from prior periods is permitted under the modified prospective method. Accordingly, we have not restated prior period amounts.

The consolidated statement of operations for the three and six months ended June 30, 2006 reflects share-based compensation expense of $648,000 and $989,000, respectively related to our long-term incentive plan, stock options awards and restricted stock unit awards, as described below. The related tax benefit recorded from share-based compensation expense for the three and six months ended June 30, 2006 was $227,000 and $346,000, respectively.

The following table illustrates the effect on net income and earnings per share had compensation cost for our share-based compensation plans been determined under SFAS No. 123 for the three and six months ended June 30, 2005.

(In thousands, except per share data)	Three and Six Months Ended June 30, 2005
Net income, as reported	$1,744	$2,808
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	70	154

Pro forma net income	$1,674	$2,654

Diluted earnings per share, as reported	$0.14	$0.22
Pro forma diluted earnings per share	$0.13	$0.20

Prior to the adoption of SFAS No. 123R, we recorded benefits associated with tax deductions that were in excess of compensation expense recognized for financial reporting purposes for stock options as a cash flow from operations. SFAS No. 123R requires these excess benefits to be recorded as a component of cash flows from financing activities. For the six months ended June 30, 2006, we recorded approximately $1.2 million of tax benefits through financing activities which would have been recorded through operating activities in prior years.

Equity Plans:

The ICT Group, Inc. 1996 Equity Compensation Plan (the “1996 Plan”) authorizes up to 2,220,000 shares of common stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units (“RSU”), stock appreciation rights and other awards based on our common stock. The awards are established by the Compensation Committee of the Board of Directors (the “Compensation Committee”).

On May 17, 2006, our shareholders approved an amendment and restatement of the 1996 Plan. The amended and restated 1996 Plan is known as the ICT Group, Inc. 2006 Equity Compensation Plan (the “2006 Plan”).

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

As of June 30, 2006, 751,121 shares of common stock were available for issuance under the 2006 Plan.

The ICT Group, Inc.1996 Non-Employee Directors Plan (the “1996 Directors Plan”) authorizes up to 250,000 shares of common stock for issuances of nonqualified stock options and restricted stock units to non-employee directors.

On May 17, 2006, our shareholders approved an amendment and restatement of the 1996 Directors Plan. The amended and restated 1996 Directors Plan is known as the ICT Group, Inc. 2006 Non-Employee Directors Plan (the “2006 Directors Plan”).

The 2006 Directors Plan revises the 1996 Directors Plan to (i) extend the term of the plan to May 16, 2016; (ii) remove the provisions relating to formula stock option grants; (iii) provide for the annual grant of restricted stock units; (iv) provide for the discretion to grant stock awards; and (v) make other clarifying and updating changes.

As of June 30, 2006, 115,000 shares of common stock were available for issuance under the 2006 Directors Plan.

We normally issue new shares to satisfy option exercises and the vesting of restricted stock units under our plans.

Long-Term Incentive Plan:

On May 17, 2006, our shareholders approved the ICT Group, Inc. Long-Term Incentive Plan (the “LTIP”). Shareholder approval was being sought so that the compensation attributable to incentive awards under the LTIP may qualify for an exemption from the $1.0 million deduction limit under section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The LTIP provides for both a performance-based incentive and an executive retention incentive. The LTIP first establishes a performance-based incentive by requiring achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The Compensation Committee determines what portion of an award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded depends on the price of the Company’s stock at the date the performance level is determined and the award is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. All equity awards under the LTIP will be issued under the 2006 Plan. For the three months ended June 30, 2006, we recognized compensation expense of $256,000 pursuant to the LTIP, of which $76,000 is considered a share-based award and is included in our share-based compensation expense of $648,000 for the quarter. For the six months ended June 30, 2006, we recognized compensation expense of $511,000 pursuant to the LTIP, of which $151,000 is considered a share-based award and is included in our share-based compensation expense of $989,000 for the year-to-date. The remaining $180,000 and $360,000 for the three and six months ended June 30, 2006 will be paid in cash. The expense recognized is based on management’s best estimate as to what financial targets will be achieved. This estimate will be re-evaluated quarterly and adjusted to reflect management’s then best estimate. The entire amount accrued, however, is liability-classified in the consolidated balance sheet until the date the RSUs, if any, are awarded.

Stock Option Awards:

Stock option awards are available under our current existing equity plans, which are described above. Stock options are granted with exercise prices not less than the fair market value of the underlying common stock. Options are exercisable for periods not to exceed ten years, as determined by the Compensation Committee, and generally vest over a three or four-year period. Vesting terms can vary, however, stock option awards typically have a graded–vesting schedule, based solely on continued service of the award holder. For these types of awards, we have made an accounting policy decision to recognize compensation expense based on the grant-date fair-value of the award on a straight-line basis over the requisite service period, which for these awards is the vesting period. None of the stock options granted to date have performance-based or market-based vesting conditions.

The fair value for each option grant is determined on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes valuation model requires the input of various assumptions. We have relied on observations of historical stock prices to calculate our estimate of volatility. The risk free interest rates used were actual U.S. treasury zero-coupon securities with maturity terms that matched the expected term of the option as of the date of grant. The expected term of the option represents the period of time the option is expected to be outstanding and is estimated based on our historical exercise patterns. The following assumptions were used for grants made during the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	67%	70%	68%	70%
Risk free interest rate	5.23%	4.00%	5.12%	4.05%
Expected life	6.47 years	8.0 years	6.69 years	8.0 years

The weighted average fair value of the options granted during the three months ended June 30, 2006 and 2005, was estimated at $18.45 and $6.66 per share, respectively. The weighted average fair value of the options granted during the six months ended June 30, 2006 and 2005, was estimated at $16.25 and $6.95 per share, respectively.

The compensation expense recognized relating to stock option awards during the three and six months ended June 30, 2006 was $160,000 and $330,000, respectively.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	1,164,288	$9.61
Granted	26,000	23.93
Exercised	(233,530)	10.85
Canceled/forfeited	(680)	11.59

Outstanding, June 30, 2006	956,078	$9.67	4.8 years	$14,254,889

Vested and Exercisable at June 30, 2006	787,528	$9.10	4.0 years	$12,150,591
Expected to Vest as of June 30, 2006	948,026	$9.65	4.8 years	$14,108,829

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all the option holders exercised their options on June 30, 2006. The intrinsic value for each stock option is measured as the difference between the closing stock price on the last trading day of the second quarter and the exercise price.

The total aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $3.5 million and $984,000, respectively. Cash received from the exercises during the six months ended June 30, 2006 was $2.5 million and is included within the financing activity section of our consolidated statements of cash flows.

As of June 30, 2006, there was $762,000 of unrecognized compensation expense related to non-vested stock options that is expected to vest over a weighted-average period of 1.9 years.

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

The following table summarizes the changes in non-vested RSUs that have only service conditions for the six months ended June 30, 2006.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2006	—	—
Granted	73,841	$24.18
Vested	—	—
Canceled/Forfeited	—	—

Non-vested RSUs at June 30, 2006	73,841	$24.18	$1,811,320

We recorded compensation expense of $192,000 and $243,000 during the three and six months ended June 30, 2006, respectively, for RSU awards with only service conditions. As of June 30, 2006, all of the above non-vested RSUs are expected to vest. As of June 30, 2006, there was $1.5 million of unrecognized compensation expense related to non-vested RSUs that are expected to vest over a weighted average period of 2.1 years.

We have also granted RSU awards with performance and time-based vesting conditions. Subject to meeting certain financial criteria for 2006, up to 100,000 RSUs will be issued. For the three and six months ended June 30, 2006, we have recorded compensation expense of $220,000 and $265,000, respectively, based on management’s best estimate of the level of financial performance that will be attained. The grant date fair value of these awards was $24.39 per RSU. Since these performance-based RSUs have graded-vesting, compensation expense will be recognized over the vesting period of each tranche as if it was a separate award. As of June 30, 2006, there was $2.2 million of unrecognized compensation expense to be recognized over a weighted average period of 1.9 years, assuming all 100,000 RSUs are ultimately vested.

In addition, we have granted 100,000 RSUs that will vest based upon the Company’s 2007 financial performance. The grant date fair value of these awards was also $24.39 per RSU. We have not recognized any compensation expense associated with these RSUs as the performance period has not yet commenced.

Note 5: EQUITY OFFERING

In April 2006, we sold 2,350,000 shares of our common stock in a public offering. The equity offering was registered on our shelf registration statement on Form S-3. The underwriters in the transaction purchased the shares at a price of $22.74 per share, reflecting an underwriting discount of $1.26 per share from the $24.00 per share price to the public. The transaction generated $53.1 million of proceeds for the Company, net of underwriting discounts and offering costs. A portion of the proceeds was used to repay all amounts outstanding under the Credit Facility. The balance of the proceeds, approximately $19 million, is being used for working capital and other general corporate purposes. The underwriting discount amounted to 5.25% of the gross proceeds. Offering costs totaled $337,000 and were comprised of the incremental costs directly attributable to the offering, including legal fees, accounting fees and printing fees. Both the underwriting discount and the offering costs were netted against gross proceeds from the offering.

Also as part of this transaction, certain shareholders sold shares that were beneficially owned by them. These sales were also issued through our shelf registration statement. These shareholders sold 1,272,500 shares at $24.00 per share, less the underwriting discount of $1.26 per share. The Company received no proceeds from the sale of these shares.

Note 6: COMPREHENSIVE INCOME

We follow SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$3,904	$1,744	$6,666	$2,808
Derivative instruments, net of tax	(179)	34	(178)	(323)
Foreign currency translation adjustments	1,368	82	448	(1,222)

Comprehensive income	$5,093	$1,860	$6,936	$1,263

Note 7: LEGAL PROCEEDINGS

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

On March 1, 2005, we announced a settlement with the plaintiffs to this litigation. Under the terms of the settlement, ICT agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law, plus interest. Of the $14.75 million settlement payment that we made, $6.9 million was recovered from our insurance carriers during 2005. Our results for the three and six months ended June 30, 2005 reflect legal expenses that we incurred in connection with the litigation. As of December 31, 2005 and June 30, 2006, there is no contingent liability remaining for this litigation.

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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
United States	$86,402	$75,114	$177,343	$149,482
Canada	16,331	10,847	30,603	20,435
Other foreign countries	8,606	11,030	16,446	21,093

	$111,339	$96,991	$224,392	$191,010

(in thousands)	June 30, 2006	December 31, 2005
Property and equipment, net:
United States	$32,483	$32,797
Canada	9,018	9,753
Philippines	10,831	8,936
Other foreign countries	4,890	5,438

	$57,222	$56,924

Note 9: DERIVATIVE INSTRUMENTS

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico, the Philippines and India that are subject to foreign currency fluctuations.

Our most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. Our most significant area of exposure has been with the Canadian operations, where a portion of revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). We also experience foreign currency exposure in the Philippines where the revenue is typically earned in USD, but operating costs are denominated in Philippine pesos (PHP). Recently, the PHP has experienced increased volatility with respect to the USD. As we continue to increase outsourcing to the Philippines, we will experience a greater degree of foreign currency exposure. We mitigate a portion of this exposure with foreign currency derivative contracts.

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

For the three months ended June 30, 2006 and 2005, we realized gains (losses) of $503,000 and ($260,000) on the derivative instruments, respectively. For the six months ended June 30, 2006 and 2005, we realized gains of $934,000 and $41,000, respectively. The fair value of outstanding derivative instruments is recorded in our consolidated balance sheets. As of June 30, 2006, the fair value of outstanding derivative instruments was an asset of approximately $707,000 ($459,000, net of tax). At December 31, 2005, the fair value of outstanding derivative instruments was an asset of approximately $981,000 ($637,000, net of tax). The outstanding derivative instruments at June 30, 2006 hedge a portion of our foreign currency exposure associated with the CAD and the PHP from July 2006 through December 2006.

Note 10: CORPORATE RESTRUCTURING

The following is a rollforward of the accrual associated with our December 2002 corporate restructuring:

(in thousands)	Accrual at December 31, 2005	Cash Payments	Accrual at June 30, 2006
Lease obligations and facility exit costs	$1,284	$(193)	$1,091

During the three and six months ended June 30, 2006, we did not enter into any sublease arrangements. All cash payments made were related to the ongoing lease obligations.

We continue to evaluate and update our estimate of the remaining liabilities. At June 30, 2006 and December 31, 2005, $772,000 and $932,000, respectively, of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. As of June 30, 2006, the expiration dates of the remaining equipment leases and facilities leases range from 2006 to 2009. The balance of the restructuring accrual is included in accrued expenses in our consolidated balance sheet at June 30, 2006 and December 31, 2005.

Note 11: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” Among other things, this FIN 48 prescribes a “more likely than not” recognition threshold and measurement attribute for the financial statement recognition and de-recognition of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the Interpretation on our financial statements.

In July 2006, the FASB issued FASB Staff Position (“FSP”) FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease and amends SFAS No. 13, “Accounting for Leases.” FSP FAS 13-2 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. We do not expect this FSP to have a material impact on our financial statements as we do not typically enter into leveraged lease transactions.

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

We provide our services through contact centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, Barbados, the Philippines and India. As of June 30, 2006, we had operations in 40 contact centers from which we support government clients and domestic and multinational corporations primarily in the financial, insurance, healthcare, telecommunications, information technology, consumer, government and energy services industries.

Our domestic sales force is organized by specific industry verticals, which enables our sales personnel to develop in-depth industry and product knowledge. We also have sales operations in the U.K., Canada, Mexico and Australia.

We invest heavily in system and software technologies designed to improve productivity, thereby lowering the effective cost per contact made or received. Our system and software technologies are also designed to improve sales and customer service effectiveness by providing sales and service representatives with real-time access to customer and product information. We currently offer and/or utilize a comprehensive suite of CRM technologies, available on a hosted basis for use by clients at their own in-house facilities or on a co-sourced basis in conjunction with ICT Group’s fully integrated, web-enabled contact centers. Our technologies include automatic call distribution (ACD) voice processing, IVR, advanced speech recognition (ASR), Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing, sales force and marketing automation, alert notification and web self-help.

We believe that we were one of the first fully automated teleservices companies, and we were among the first such companies to implement predictive dialing technology for telemarketing and market research, provide collaborative web browsing services and utilize VoIP capabilities. Through our global implementation of VoIP, we have established a redundant voice and data network infrastructure that can seamlessly route inbound and outbound voice traffic to our contact centers worldwide. We do not provide telecommunications or VoIP services to the public.

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

We refer to our revenue as either Services revenue or Sales revenue. Our Sales revenue is generally outbound and includes new customer acquisition and cross-selling products and services to existing customers. Services revenue is generally inbound and encompasses all our other revenue, which is classified into two categories, customer service and ancillary services. Customer service includes customer care, help desk support, technical support and patient assistance whereas ancillary services include market research, database marketing, technology hosting, data processing and data entry, and other non-sales activities.

Results for the three and six months ended June 30, 2006 reflect the following:

•	Increased revenue, which grew 15% and 17%, respectively, compared to the same periods in the prior year.

•	Growth in our Services revenue was 25% and 32%, respectively, compared to the same periods in 2005, and was driven by growth in customer care services.

•	Sales revenue declined 6% and 11%, respectively, compared to the same periods in 2005, primarily due to a shift in volume to offshore contact centers, which have lower revenue rates.

•	Strengthened our competitive position in key vertical markets, primarily financial services and healthcare. Expanded our presence in other markets including government and energy services.

•	Expanded the scope of our hosted technology services with the introduction of outbound IVR alert services.

•	Improved profitability compared to the same period in the prior year, driven largely by:

•	The shift of call production to lower cost, higher margin offshore locations.

•	Significantly reduced selling, general and administrative expenses as a percentage of revenue.

•	Continued growth in our Philippines’ operations, which handled approximately 22% and 21% of total production, respectively as compared to 15% and 14%, respectively, of total production for the same periods in the prior year.

•	Completed a public offering of our common stock which raised $53.1 million of proceeds, a portion of which was used to repay all outstanding amounts under our Credit Facility

•	Our effective income tax rate for 2006 was 21% compared to 30% in the prior year.

We continued to expand our offshore operations during 2006 by:

•	Opening our third Philippine contact center in Marakina, Manila City, where we have put 700 workstations in place as of June 30, 2006. We now have three contact centers in the Philippines, representing 20% of our total workstations.

•	Actively marketing Canada as a near-shore alternative for U.K. clients and prospects.

•	Opened a 100-seat (expandable to 300-seat) facility in Hyderabad, India which we are currently using to provide back-office support for U.S. clients. We expect to use this facility in a dual-role to also provide back-office and voice support for U.K. clients.

•	Signing a letter of intent to open a facility capable of supporting up to 350 seats in San Jose, Costa Rica in the third quarter of 2006.

Our future profitability will be impacted by, among other things, our ability to expand our service offerings to existing customers as well as our ability to obtain new customers and grow new vertical markets. Our profitability is also impacted by our ability to manage costs and mitigate the effects of foreign currency exchange risk. Our business is very labor-intensive and consequently, in an effort to reduce costs and be as competitive as possible in the marketplace, we have been moving some of our services to near-shore and offshore contact centers, which typically have lower labor costs.

Some of these benefits, however, may be offset by the expanded training and associated costs we may incur because of our service mix. Many of our customer care services require more complex and costly training processes and to the extent we cannot bill these amounts to our clients, our profitability will be impacted. In addition to the more complex training, the employees who work on our customer care programs are generally paid a higher hourly rate because of the more complex level of services they are providing.

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

During the six months ended June 30, 2006, there were not any material changes to our critical accounting policies, except for share-based compensation, as discussed below. For additional discussion of our critical accounting policies, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2005.

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which requires companies to expense the estimated fair value of share-based awards over the requisite employee service period. Prior to the adoption of SFAS No. 123R, we accounted for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

We adopted SFAS No. 123R using the modified prospective method, and therefore we have not restated prior periods. Management makes various estimates in accounting for share-based compensation. We determine the fair value of stock options using the Black-Scholes valuation model. Inherent in this valuation model are various assumptions and estimates, including, but not limited to, stock price volatility, risk-free borrowing rate, employee stock option exercise behaviors, estimates of forfeitures and related income tax matters. We also utilize incentive compensation plans that have performance conditions, which require management to estimate the level of performance that will be achieved. The share-based compensation expense recorded is partially based on the estimated achievement of the performance targets.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 and 2005:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2006	2005	% change	2006	2005	% change
Revenue:	$111,339	$96,991	14.8%	$224,392	$191,010	17.5%

Services	81,511	65,323	24.8%	167,199	126,739	31.9%
Sales	29,828	31,668	-5.8%	57,193	64,271	-11.0%

Average Number of Workstations in Production	11,129	9,447		10,973	9,386

During the three and six months ended June 30, 2006, we experienced significant growth in our Services revenue. Our Services revenue, which is made up primarily of inbound customer service programs, increased to 73% and 75% of total revenue for the three and six months ended June 30, 2006, respectively, as compared to 67% and 66% for the comparable periods in 2005. A large part of the growth in Services revenue is attributable to the services we are performing for various health care clients in support of the Federal government’s Medicare Part D registration process. Our Sales revenue declined for both the three and six months ended June 30, 2006 as compared to the comparable periods in 2005. The decline in Sales revenue can largely be attributed to the shift of this business to offshore centers, which have lower revenue rates.

Total annualized revenue per average workstation in production for the three months ended June 30, 2006 decreased by 3% to $40,018 from $41,070, primarily due to our recent expansion in the Philippines where we have opened our third contact center and the resultant lower revenue rates as we migrate work offshore. For the six months ended June 30, 2006, we experienced a slight increase in our annualized revenue per average workstation in production from $40,702 to $40,898.

As we continue to perform work for our customers in near-shore and offshore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. For the three and six months ended June 30, 2006, changes in foreign exchange rates had a positive impact of $1.4 million and $2.0 million, respectively, on total revenue as compared to the same period in the prior year. The impact was primarily due to changes in the Canadian dollar, the Euro and the British pound sterling.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2006	2005	% change	2006	2005	% change
Cost of Services:	$66,849	$58,155	14.9%	$136,776	$114,717	19.2%

Direct labor costs	47,358	41,220	14.9%	95,528	82,212	16.2%
Telecom costs	6,302	4,757	32.5%	11,788	9,311	26.6%
Other costs of services	13,189	12,178	8.3%	29,460	23,194	27.0%

As a Percentage of Revenue
Total Cost of Services	60.0%	60.0%		61.0%	60.1%

Our cost of services consists primarily of direct labor costs associated with our customer service representatives (CSRs) and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance costs, other billable labor costs and support services costs.

For the three and six months ended June 30, 2006, the increase in our cost of services over the comparable periods in 2005 was driven primarily by direct labor cost increases directly attributable to increased production hours as well as increases in other costs of services. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour for the three and six months ended June 30, 2006 was $10.74 and $10.95, respectively compared to $11.11 and $11.12 for the comparable periods in 2005. This decrease reflects an overall decrease in wage rates of approximately 6% and 5% for the three and six months ended June 30, 2006, respectively. This decrease is due to the volume of services performed in lower wage offshore contact centers, partially offset by the impact of foreign currency exchange rates. The primary reason for the increase in direct labor cost was the increased volume of production hours necessary to support our revenue growth. The increase in telecom costs for the three and six months ended June 30, 2006 was volume driven and product mix driven.

Other costs of services increased primarily due to higher levels of training costs, support work for our client programs, increased costs related to quality assurance and subcontracting costs. These costs tend to increase as our volume of customer care and customer support business increases. These client programs are typically more complex than sales programs and require a higher level of clerical and ancillary services, which are non-phone services. The training of CSRs for these types of programs is also more costly due to the inherent level of complexity. Much of our support work and subcontracting costs for the three and six months ended June 30, 2006 were derived from the various Medicare Part D programs we are supporting as well as some additional government programs we retained during the second quarter, for which we outsourced a portion of the work.

Approximately 44% and 41% of our cost of services for the three and six months ended June 30, 2006 were incurred in foreign locations, which are subject to changes in foreign exchange rates, as compared to 43% and 44% for the comparable periods in 2005. For the three and six months ended June 30, 2006, changes in foreign exchange rates had the effect of increasing our cost of services by $2.0 million and $3.1 million as compared to the same periods in the prior year. Foreign exchange rate fluctuations will continue to have an impact on our results.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2006	2005	% change	2006	2005	% change
Selling, General and Administrative Expenses:	$39,555	$35,594	11.1%	$78,561	$70,567	11.3%

Salaries, benefits and other personnel-related costs	17,081	13,637	25.3%	33,144	28,089	18.0%
Facilities and equipment costs	13,376	12,978	3.1%	26,567	25,416	4.5%
Depreciation and amortization	5,912	5,073	16.5%	11,678	10,151	15.0%
Other SG&A costs	3,186	3,906	-18.4%	7,172	6,911	3.8%

As a Percentage of Revenue
Total SG&A	35.5%	36.7%		35.0%	36.9%

Selling, general and administrative (“SG&A”) expenses primarily are comprised of salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization.

SG&A expenses for the three and six months ended June 30, 2006 increased as compared to the same period in the prior year primarily because of increased salaries and benefits along with facilities costs. Our salaries and benefits costs reflect $648,000 and $989,000 of compensation costs during the three and six months ended June 30, 2006 to comply with the new accounting rules for share-based compensation. Salaries and benefits costs also increased due to headcount increases as well as an increase in earned incentives and bonuses. Our facilities costs consist primarily of rent expense, which increased in both periods because of our expansion over the past year. During 2006, we opened our third contact center in the Philippines, which contributed to the increased facilities costs. The decrease in other SG&A costs for the three months ended June 30, 2006 is primarily due to realized gains on our hedging instruments. The increase in other SG&A costs for the six months ended June 30, 2006 is primarily due to an increase in our allowance for uncollectible accounts of $340,000, net of write-offs. Approximately 35% and 34% of our SG&A expenses for the three and six months ended June 30, 2006 were incurred in foreign locations, which are subject to changes in foreign exchange rates, as compared to 33% for each comparable period in 2005. Foreign exchange rates had the effect of increasing SG&A expenses by $670,000 and $925,000 for the three and six months ended June 30, 2006, respectively, as compared to the same periods in the prior year, before consideration of the effects of foreign currency hedging.

As a percentage of revenue, our SG&A expenses declined for the three and six months ended June 30, 2006 as compared to the same period in the prior year, primarily as a result of our ability to leverage our existing infrastructure to handle the increased level of services we are providing to our customers along with our ability to control overhead costs.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2006	2005	% change	2006	2005	% change
Litigation Costs:	$—	$91	-100.0%	$—	$568	-100.0%

We did not incur litigation costs associated with the Shingleton litigation for the three and six months ended June 30, 2006. In past periods, we have disclosed the litigation costs and insurance recoveries associated with the Shingleton litigation separately in our consolidated statements of operations.

Our litigation costs for the three and six months ended June 30, 2005 were incurred as part of the settlement of the Shingleton litigation, which was announced on March 1, 2005. The costs incurred during the first six months of 2005 were legal fees incurred as a result of reaching settlement and complying with the subsequent requirements of the settlement.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2006	2005	% change	2006	2005	% change
Interest Expense:	$(155)	$(699)	-77.8%	$(822)	$(1,231)	-33.2%
Interest Income:	$162	$40	305.0%	$205	$85	141.2%

The decrease in interest expense for the three and six months ended June 30, 2006 was due to the fact that we repaid all amounts outstanding under the Credit Facility in April 2006 using proceeds from our equity offering. Notwithstanding the repayment, the weighted average interest rate on amounts outstanding under the Credit Facility was 7.8% and 6.2% for the three and six months ended June 30, 2006, respectively, as compared to 4.9% and 4.7% for the three and six months ended June 30, 2005, respectively. The remaining proceeds from the equity offering were used for general corporate purposes as well as investments in money market accounts, which increased our interest income, primarily during the second quarter.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2006	2005	% change	2006	2005	% change
Income Tax Provision:	$1,038	$748	38.8%	$1,772	$1,204	47.2%

For the three and six months ended June 30, 2006, our effective income tax rate was approximately 21% compared to approximately 30% for the corresponding periods in 2005. Our effective income tax rate represents our estimate for the fiscal year. The decrease in our estimated effective income tax rate was primarily due to increased profits in the Philippines, where we have tax holidays for each of our three locations. Although we do have tax holidays, we are anticipating that some of these profits in the Philippines will be repatriated back to the U.S during 2006. Also reflected in our estimated effective income tax rate are valuation allowances on our losses in Australia. We have historically incurred operating losses in Australia. As of December 31, 2005, we were not providing any tax benefits for these losses as it is more likely than not that we will be unable to realize them.

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

Liquidity and Capital Resources

At June 30, 2006, we had $32.4 million of cash and cash equivalents compared to $10.4 million at December 31, 2005. We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. In April 2006 we also raised $53.1 million through a registered equity offering. The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility, costs of operations and business combinations.

Cash Flow from Operations

Cash provided by operations for the six months ended June 30, 2006 was $12.8 million, compared to cash provided by operations of $7.0 million for the six months ended June 30, 2005.

Cash provided by operations for the six months ended June 30, 2006 was generated by net income of $6.7 million and non-cash adjustments of $12.4 million, primarily depreciation and amortization. This also includes share-based compensation expense of $989,000. Changes in our working capital accounts and changes in non-current assets and liabilities decreased cash flow from operations by $6.3 million. This decrease in cash flow was primarily due to a decrease in accounts payable, accrued expenses and other liabilities of $11.9 million. Included in accrued expenses at December 31, 2005 was an amount of $6.6 million due to a customer, which is an association comprised of several member companies. The $6.6 million represented amounts previously collected from the association that were re-billed to the member companies at the request of the association in order to reflect a revised billing arrangement. The $6.6 million was collected by us prior to December 31, 2005 and was repaid to the customer in the first six months of 2006. These decreases were partially offset by significant collections of accounts receivable which had the effect of lowering our accounts receivable balance by $5.8 million.

Cash provided by operations for the six months ended June 30, 2005 was generated by net income of $2.8 million and non-cash expenses of $11.1 million, primarily depreciation and amortization. Changes in our working capital accounts and changes in non-current assets and liabilities decreased cash flow from operations by $6.9 million. The change was primarily due to the payment of the Shingleton litigation of $14.75 million, offset by $2.67 million of insurance proceeds received and $5.2 million of favorable changes in the other working capital accounts.

Credit Facility

For the six months ended June 30, 2006, we had net repayments of $35.0 million on our Credit Facility as compared to net borrowings of $7.0 million for the six months ended June 30, 2005. Our net repayments during the first six months of 2006 were funded with proceeds from our equity offering that we completed in the second quarter. During the six months ended June 30, 2005, we borrowed under our Credit Facility in order to fund a portion of the settlement reached in the Shingleton litigation.

Our Credit Facility is a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. As of June 30, 2006, we were in compliance with all of the covenants contained in the Credit Facility.

Equity Transactions

In April 2006 we completed an offering of our common stock. We sold 2,350,000 shares and generated proceeds of $53.1 million, net of underwriting discount and offering costs. A portion of these proceeds was used to repay amounts outstanding under our Credit Facility, which at the time was $34.0 million. Management expects to use the remaining proceeds for working capital and other general corporate needs.

During the six months ended June 30, 2006, we also generated $2.5 million in proceeds from the exercise of employee stock options, which also netted income tax benefits of $1.2 million.

Litigation

We do not currently have any material litigation in progress. On March 1, 2005, we announced a settlement with the plaintiffs in the Shingleton litigation. Under the terms of the settlement, ICT agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law of 30 days of wages plus interest, which was being sought for all class members regardless of the amount of wages allegedly unpaid. In March 2005, we made payments of $14.8 million to satisfy our obligations under the settlement. This payment was funded with cash-on-hand, borrowings under our Credit Facility and proceeds from responsive insurance coverage.

For the six months ended June 30, 2005, our total legal costs associated with this litigation were $568,000. We did not incur any legal costs related to this litigation during 2006.

We sought insurance coverage for part of the damages in this litigation under our Directors and Officers policies that were in effect with two insurers. We received a payment of $2.7 million in March 2005 from one of the insurers. We ultimately collected additional amounts from insurers during the third and fourth quarters of 2005 totaling $4.2 million.

Capital Expenditures and Business Combinations

For the six months ended June 30, 2006, we spent $12.0 million on capital expenditures as compared to $9.9 million for the six months ended June 30, 2005. A portion of our capital expenditures is reflected in our workstation growth. There were 11,330 workstations in operation at June 30, 2006, compared to 10,662 workstations in operation at December 31, 2005 and 9,614 at June 30, 2005.

During the six months ended June 30, 2006, we added a net total of 668 workstations. This included 700 workstations added to our third contact center in the Philippines, which was opened in February 2006 as well as 110 workstations added among various other centers. These additions were partially offset by the elimination of 142 seats, of which 92 were located in two centers that we closed, due to expiring leases. We spent approximately $8.4 million on workstation expansion during the first six months of 2006. The remainder of our capital expenditures related primarily to information technology.

During the six months ended June 30, 2005, we reallocated workstations across various contact centers and ultimately added a net total of 350 workstations at our contact centers in the U.S. and abroad. We added 550 seats through a new domestic contact center and the expansion of four other contact centers, two of which were domestic. This was offset by the closure of a 200-seat facility. We spent approximately $7.3 million on workstation expansion during the first six months of 2005, with the remainder of our spending on information technology.

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

Commitments and Obligations

As of June 30, 2006, we are also party to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from operations. We would also consider accessing capital markets to meet our needs. We recently completed an equity offering of our common stock; however, we can give no assurances that this type of financing would be available in the future. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2005.

FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include our expectations regarding recent accounting pronouncements, the realizability of our deferred tax assets, our ability to finance our operations and capital requirements for the next twelve months, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and the customers we target, the benefits of certain technologies we have acquired or plan to acquire and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, variations in operating results and liquidity, our expectation with respect to foreign currency exposure, our expectation regarding costs of training, our estimates relating to tax rates and tax holidays, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

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

Interest Rate Risk

Our cash and cash equivalents balances are short-term in nature and, consequently, do not expose us to significant market risk for interest rate changes. Our exposure to market risk for changes in interest rates relates primarily to our Credit Facility. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair market value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1.0% change (100 basis points) in the LIBOR rate and the prime rate would have resulted in interest expense changing by $41,000 and $140,000 for the three and six months ended June 30, 2006 and by $123,000 and $234,000 for the three and six months ended June 30, 2005, respectively. The interest rates at any point in time approximate market rates; thus, the fair value of any outstanding borrowings approximates its reported value. In the past, management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider these instruments to manage the impact of changes in interest rates based on management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

Foreign Currency Risk

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico and the Philippines that are subject to foreign currency fluctuations. Our most significant foreign currency exposures occur when revenue is generated in one foreign currency and corresponding expenses are generated in another foreign currency. Currently, our most significant exposure has been with our Canadian and Philippine operations, where revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in either Canadian dollars (CAD) or Philippine Pesos (PHP). We mitigate these exposures through foreign currency derivative contracts.

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $690,000 and $1.3 million on our earnings for the three and six months ended June 30, 2006 and an impact of approximately $450,000 and $963,000 for three and six months ended June 30, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For more information on legal proceedings, please refer to Note 7 in the footnotes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q. The disclosure in Note 7 is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There are no material changes in our risk factors from what was disclosed in our 2005 Annual Report on Form 10-K, except for the following risk factor which has been revised.

Our Chief Executive Officer and our directors collectively control a substantial percentage of our outstanding common stock

A Voting Trust controlled by John J. Brennan, our Chief Executive Officer, and his brother Donald P. Brennan, one of our directors, controls approximately 29% of our outstanding common stock. John J. Brennan and Eileen Brennan Oakley, Trustee of the 1996 and 1997 Brennan Family Trusts have entered into a voting agreement under which the shares of our common stock held by these Trusts, currently about 3% of our outstanding common stock, shall be voted by unanimous consent with John J. Brennan on all matters involving the election of directors. While this voting agreement is in effect, voting of the shares in the Voting Trust on all matters involving the election of directors shall be by the unanimous consent of Ms. Oakley and John J. Brennan. John J. Brennan controls an additional 8% of our outstanding common stock through shares he personally owns and through various voting agreements he has entered into with our employees. As a result, John J. Brennan and Eileen Brennan Oakley have substantial influence in the election of our directors and John J. Brennan and Donald P Brennan have substantial influence in determining the outcome of other matters requiring shareholder approval.

If either John J. Brennan or Donald P. Brennan ceases to be one of our affiliates, their substantial holdings could be sold in the public market without restriction, which could then lower the market price of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2006 Annual Meeting of Shareholders was held on May 17, 2006. At the meeting, the following items were submitted to a vote of shareholders.

(a)	The following nominees were elected to serve on the Board of Directors:

Name of Nominee	Votes Cast For	Votes Withheld
John J. Brennan	10,921,455	1,204,178
John A. Stoops	12,080,372	45,261

(b)	The ICT Group, Inc. Long-Term Incentive Plan was ratified with 10,168,044 votes for; 1,284,082 votes against; and 6,247 abstentions.

(c)	The ICT Group, Inc. 2006 Equity Compensation Plan was ratified with 11,251,372 votes for; 200,196 votes against; and 6,804 abstentions.

(d)	The ICT Group, Inc. 2006 Non-Employee Directors Plan was ratified with 10,968,278 votes for; 483,289 votes against; and 6,805 abstentions.

(e)	The appointment of KPMG LLP as independent registered public accountants of the Company for the year ending December 31, 2006 was ratified with 12,109,389 for; 418 votes against; and 15,826 abstentions.

Item 6. Exhibits

10.4	ICT Group, Inc. 2006 Equity Compensation Plan, which amended the ICT Group, Inc. 1996 Equity Compensation Plan (Filed with Company’s Definitive Proxy Statement on April 17, 2006) +

10.5	ICT Group, Inc. 2006 Non-Employee Directors Plan, which amended the ICT Group, Inc. 1996 Non-Employee Directors Plan (Filed with Company’s Definitive Proxy Statement on April 17, 2006) +

10.52	ICT Group, Inc. Long Term Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2006)+

10.53	In connection with a public offering of stock, the Underwriting Agreement dated April 6, 2006 between ICT Group, Inc., the Selling Shareholders, and the Underwriters (Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed April 6, 2006)

10.54	ICT Group, Inc. 2006 Non-Employee Directors Plan Grant Form for Restricted Stock Units (Filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)+ *

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

+	Compensation plans and arrangements for executives and others.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICT GROUP, INC.

Date: August 4, 2006	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and
Chief Executive Officer

Date: August 4, 2006	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President, Corporate Finance,
Chief Financial Officer and Assistant Secretary