Form 10-Q
period 2006-09-30
ICT GROUP INC
filed 2006-11-03
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of November 1, 2006, there were 15,539,288 outstanding shares of common stock, par value $0.01 per share, of the registrant.

ICT GROUP, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,117	$10,428
Accounts receivable, net of allowance for doubtful accounts of $574 and $362	80,354	82,656
Prepaid expenses and other current assets	11,666	11,573
Deferred income taxes	2,141	4,238

Total current assets	131,278	108,895

PROPERTY AND EQUIPMENT, NET	58,792	56,924
OTHER ASSETS	7,831	6,940

	$197,901	$172,759

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,043	$19,946
Accrued expenses and other current liabilities	20,027	31,433
Income taxes payable	—	795

Total current liabilities	38,070	52,174

LINE OF CREDIT	—	35,000
OTHER LIABILITIES	3,171	2,345
DEFERRED INCOME TAXES	1,468	2,228

CONTINGENCIES (NOTE 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 15,539 and 12,789 shares issued and outstanding	155	128
Additional paid-in capital	112,315	51,791
Retained earnings	39,275	27,566
Accumulated other comprehensive income	3,447	1,527

Total shareholders’ equity	155,192	81,012

	$197,901	$172,759

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE	$106,357	$99,921	$330,749	$290,931

OPERATING EXPENSES:
Cost of services	63,350	61,155	200,126	175,872
Selling, general and administrative (including share-based compensation of $642, $0, $1,631 and $0, respectively)	38,071	35,070	116,632	105,637
Litigation recovery, net	—	(4,064)	—	(3,496)

	101,421	92,161	316,758	278,013

Operating income	4,936	7,760	13,991	12,918

INTEREST EXPENSE	(57)	(702)	(879)	(1,933)
INTEREST INCOME	298	46	503	131

Income before income taxes	5,177	7,104	13,615	11,116

INCOME TAX PROVISION	134	1,632	1,906	2,836

NET INCOME	$5,043	$5,472	$11,709	$8,280

EARNINGS PER SHARE:
Basic earnings per share	$0.33	$0.43	$0.81	$0.65

Diluted earnings per share	$0.32	$0.42	$0.79	$0.64

Shares used in computing basic earnings per share	15,467	12,757	14,418	12,704

Shares used in computing diluted earnings per share	15,886	12,981	14,886	12,917

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,709	$8,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,707	15,425
Share-based compensation	1,631	—
Tax benefit of stock option exercises	—	22
Deferred income tax provision	1,287	564
Amortization of deferred financing costs	135	149
Gain on sale of property and equipment	—	(184)
Asset impairment	14	440
(Increase) decrease in:
Accounts receivable	3,292	(11,029)
Prepaid expenses and other current assets	(1,577)	3,025
Other assets	(1,224)	(317)
Increase (decrease) in:
Accounts payable	(2,180)	5,947
Accrued expenses and other liabilities	(8,401)	1,797
Income taxes payable	(939)	1,343
Accrued litigation	—	(14,750)

Net cash provided by operating activities	21,454	10,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,150)	(14,837)
Proceeds from sale of property and equipment	—	249
Business acquisitions	—	(178)

Net cash used in investing activities	(18,150)	(14,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	10,000	34,000
Payments on line of credit	(45,000)	(35,000)
Proceeds from equity offering, net of offering costs	53,054	—
Book overdraft	—	4,783
Cash paid for debt issuance costs	—	(592)
Proceeds from exercise of stock options	3,956	71
Tax benefit of stock option exercises	2,136	—

Net cash provided by financing activities	24,146	3,262

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(761)	(604)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,689	(1,396)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,428	11,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,117	$10,023

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

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

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. We have two borrowing options, either a “Base Rate” option, under which the interest rate is calculated using the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, plus a spread ranging from 0% to 0.75%, or a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1% to 2.25%. The amount of the spread under each borrowing option depends on our ratio of funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, interest income, income taxes, and depreciation and amortization and certain other charges). In April 2006, we repaid all outstanding amounts under the Credit Facility using proceeds from our equity offering (Note 5). At September 30, 2006, we had no outstanding borrowings.

For the three months ended September 30, 2006 and 2005, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $0 and $647,000 respectively. For the nine months ended September 30, 2006 and 2005, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $711,000 and $1.8 million, respectively.

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a quarterly commitment fee ranging from 0.2% to 0.5% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. As of September 30, 2006, we were in compliance with all covenants contained in the Credit Facility.

At September 30, 2006, we had $673,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. At September 30, 2006, there were no outstanding foreign currency loans nor were there any outstanding letters of credit. The amount of the unused Credit Facility at September 30, 2006 was $125.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

Note 3: EARNINGS PER SHARE

We follow Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of stock options and vesting of restricted stock units as if those stock options were exercised and restricted stock units were vested. A reconciliation of shares used to compute EPS is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Net income	$5,043	$5,472	$11,709	$8,280

Basic earnings per share:
Weighted average shares outstanding	15,467	12,757	14,418	12,704

Basic earnings per share	$0.33	$0.43	$0.81	$0.65

Diluted earnings per share:
Weighted average shares outstanding	15,467	12,757	14,418	12,704
Dilutive shares resulting from common stock equivalents (1)	419	224	468	213

Shares used in computing diluted earnings per share	15,886	12,981	14,886	12,917

Diluted earnings per share	$0.32	$0.42	$0.79	$0.64

(1)	For the three months ended September 30, 2006 and 2005, options to purchase 0 and 355,000 shares of common stock, respectively, have been excluded from the calculation of diluted shares as giving effect to such options would be antidilutive. Also excluded from the calculation of diluted shares is the effect of 27,000 restricted stock unit awards for the three months ended September 30, 2006, as giving effect to such awards would also be antidilutive. For the nine months ended September 30, 2006 and 2005, options to purchase 0 and 538,000 shares of common stock, respectively, have been excluded from the calculation of diluted shares as giving effect to such options would be antidilutive. Also excluded from the calculation of diluted shares is the effect of 101,000 restricted stock unit awards for the nine months ended September 30, 2006, as giving effect to such awards would also be antidilutive.

Note 4: EQUITY PLANS AND SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive management, the Board of Directors and other full-time employees. Prior to January 1, 2006, we used the intrinsic value method of accounting for share-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options because the exercise price of stock options equaled the market price of our stock on the dates of grant. We also provided the proforma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation —Transition and Disclosure.”

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires that share-based awards be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We have adopted SFAS No. 123R using the modified prospective method.

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

The consolidated statements of operations for the three and nine months ended September 30, 2006 reflects share-based compensation expense of $642,000 and $1.6 million, respectively related to our long-term incentive plan, stock options awards and restricted stock unit awards, as described below. The deferred income tax benefit recorded from share-based compensation expense for the three and nine months ended September 30, 2006 was $225,000 and $571,000, respectively.

The following table illustrates the effect on net income and earnings per share had compensation cost for our share-based compensation plans been determined under SFAS No. 123 for the three and nine months ended September 30, 2005.

(In thousands, except per share data)	Three and Nine Months Ended September 30, 2005
Net income, as reported	$5,472	$8,280
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	156	310

Pro forma net income	$5,316	$7,970

Diluted earnings per share, as reported	$0.42	$0.64
Pro forma diluted earnings per share	$0.41	$0.61

Prior to the adoption of SFAS No. 123R, we recorded benefits associated with tax deductions that were in excess of compensation expense recognized for financial reporting purposes for stock options as a cash flow from operations. SFAS No. 123R requires these excess benefits to be recorded as a component of cash flows from financing activities. For the nine months ended September 30, 2006, we recorded approximately $2.1 million of tax benefits through financing activities which would have been recorded through operating activities in prior years.

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

As of September 30, 2006, 725,266 shares of common stock were available for issuance under the 2006 Plan.

The ICT Group, Inc. 1996 Non-Employee Directors Plan (the “1996 Directors Plan”) authorizes up to 250,000 shares of common stock for issuances of nonqualified stock options and RSUs to non-employee directors.

On May 17, 2006, our shareholders approved an amendment and restatement of the 1996 Directors Plan. The amended and restated 1996 Directors Plan is known as the ICT Group, Inc. 2006 Non-Employee Directors Plan (the “2006 Directors Plan”).

The 2006 Directors Plan revises the 1996 Directors Plan to (i) extend the term of the plan to May 16, 2016; (ii) remove the provisions relating to formula stock option grants; (iii) provide for the annual grant of RSUs; (iv) provide for the discretion to grant stock awards; and (v) make other clarifying and updating changes.

As of September 30, 2006, 115,000 shares of common stock were available for issuance under the 2006 Directors Plan.

We normally issue new shares to satisfy option exercises and the vesting of RSUs under our plans.

Long-Term Incentive Plan:

On May 17, 2006, our shareholders approved the ICT Group, Inc. Long-Term Incentive Plan (the “LTIP”). Shareholder approval was being sought so that the compensation attributable to incentive awards under the LTIP may qualify for an exemption from the $1.0 million deduction limit under section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The LTIP provides for both a performance-based incentive and an executive retention incentive. The LTIP first establishes a performance-based incentive by requiring achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The Compensation Committee determines what portion of an award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded depends on the price of the Company’s stock at the date the performance level is determined and the award is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. All equity awards under the LTIP will be issued under the 2006 Plan. For the three months ended September 30, 2006, we recognized compensation expense of $64,000 pursuant to the LTIP, of which $18,000 is considered a share-based award and is included in our share-based compensation expense of $642,000 for the quarter. For the nine months ended September 30, 2006, we recognized compensation expense of $575,000 pursuant to the LTIP, of which $169,000 is considered a share-based award and is included in our share-based compensation expense of $1.6 million for the year-to-date period. The remaining $46,000 and $406,000 for the three and nine months ended September 30, 2006 will be paid in cash. The expense recognized is based on management’s best estimate as to what financial targets will be achieved. This estimate will be re-evaluated quarterly and adjusted to reflect management’s then best estimate. The entire amount accrued, however, is liability-classified in the consolidated balance sheet until the date the RSUs, if any, are awarded.

Stock Option Awards:

Stock option awards are available under our current existing equity plans, which are described above. Stock options are granted with exercise prices not less than the fair market value of the underlying common stock on the date of grant. Options are exercisable for periods not to exceed ten years, as determined by the Compensation Committee, and generally vest over a three or four-year period. Vesting terms can vary, however, stock option awards typically have a graded–vesting schedule, based solely on continued service of the award holder. For these types of awards, we have made an accounting policy decision to recognize compensation expense based on the grant-date fair value of the award on a straight-line basis over the requisite service period, which for these awards is the vesting period. None of the stock options granted to date have performance-based or market-based vesting conditions.

The fair value for each option grant is determined on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes valuation model requires the input of various assumptions. We have relied on observations of historical stock prices to calculate our estimate of volatility. The risk free interest rates used were actual U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the option as of the date of grant. The expected term of the option represents the period of time the option is expected to be outstanding and is estimated based on our historical exercise patterns. The following assumptions were used for grants made during the three and nine months ended September 30, 2006 and 2005. There were no stock option grants for the three months ended September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected dividend yield	—	0.0%	0.0%	0.0%
Volatility	—	67%	68%	67%
Risk free interest rate	—	4.30%	5.12%	4.26%
Expected life	—	7.5 years	6.7 years	7.6 years

The weighted average fair value of the options granted during the three months ended September 30, 2005 was estimated at $7.01 per share. The weighted average fair value of the options granted during the nine months ended September 30, 2006 and 2005 was estimated at $16.25 and $6.99 per share, respectively.

The compensation expense recognized relating to stock option awards during the three and nine months ended September 30, 2006 was $109,000 and $439,000, respectively.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	1,164,288	$9.61
Granted	26,000	23.22
Exercised	(395,983)	9.99
Canceled/forfeited	(1,825)	10.89

Outstanding, September 30, 2006	792,480	$9.86	4.7 years	$17,127,447

Vested and exercisable at September 30, 2006	658,380	$9.24	5.5 years	$14,635,651
Expected to vest as of September 30, 2006	785,775	$9.83	4.6 years	$17,002,882

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all the option holders exercised their options on September 30, 2006. The intrinsic value for each stock option is measured as the difference between the closing stock price on the last trading day of the third quarter and the exercise price.

The total aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $6.4 million and $1.1 million, respectively. Cash received from the exercises during the nine months ended September 30, 2006 was $4.0 million and is included within the financing activity section of our consolidated statements of cash flows.

As of September 30, 2006, there was $680,000 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.9 years.

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

The following table summarizes the changes in non-vested RSUs that have only service conditions for the nine months ended September 30, 2006.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2006	—	—
Granted	100,841	$23.52
Vested	—	—
Canceled/forfeited	—	—

Non-vested RSUs at September 30, 2006	100,841	$23.52	$3,173,466

In addition to the RSUs in the above table, the Company has granted 50,000 RSUs with only service conditions that are expected to be cash-settled upon vesting. Accordingly, the compensation expense we record associated with these RSUs is not fixed and is marked-to-market based on the Company’s stock price at the end of each reporting period.

We recorded compensation expense of $295,000 and $538,000 during the three and nine months ended September 30, 2006, respectively, for RSU awards with only service conditions. As of September 30, 2006, all of the above non-vested RSUs are expected to vest. As of September 30, 2006, there was $3.4 million of unrecognized compensation expense related to non-vested RSUs that is expected to be recognized over a weighted average period of 2.2 years.

We have also granted RSU awards with performance and time-based vesting conditions. Subject to meeting certain financial criteria for 2006, up to 100,000 RSUs will be issued. For the three and nine months ended September 30, 2006, we have recorded compensation expense of $220,000 and $485,000, respectively, based on management’s best estimate of the level of financial performance that will be attained. The grant date fair value of these awards was $24.39 per RSU. Since these performance-based RSUs have graded-vesting, compensation expense will be recognized over the vesting period of each tranche as if it was a separate award. As of September 30, 2006, there was $2.0 million of unrecognized compensation expense to be recognized over a weighted average period of 1.8 years, assuming all 100,000 RSUs ultimately vest.

Similarly, we have granted RSU awards with performance and time-based vesting conditions relative to the Company’s 2007 financial performance. Subject to meeting certain financial criteria, up to 100,000 RSUs will be issued, with a subsequent vesting period. The grant date fair value of these awards was also $24.39 per RSU. We have not recognized any compensation expense associated with these RSUs as the performance period has not yet commenced.

Note 5: EQUITY OFFERING

In April 2006, we sold 2,350,000 shares of our common stock in a public offering. The equity offering was registered on our shelf registration statement on Form S-3. The underwriters in the transaction purchased the shares at a price of $22.74 per share, reflecting an underwriting discount of $1.26 per share from the $24.00 per share price to the public. The transaction generated $53.1 million of proceeds for the Company, net of underwriting discounts and offering costs. A portion of the proceeds was used to repay all amounts outstanding under the Credit Facility. The balance of the proceeds, approximately $19 million, is being used for working capital and other general corporate purposes. The underwriting discount amounted to 5.25% of the gross proceeds. Offering costs totaled $385,000 and were comprised of the incremental costs directly attributable to the offering, including legal fees, accounting fees and printing fees. Both the underwriting discount and the offering costs were netted against the gross proceeds from the offering.

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$5,043	$5,472	$11,709	$8,280
Derivative instruments, net of tax	(29)	234	(207)	(89)
Foreign currency translation adjustments	1,679	409	2,127	(813)

Comprehensive income	$6,693	$6,115	$13,629	$7,378

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

On March 1, 2005, we announced a settlement with the plaintiffs to this litigation. Under the terms of the settlement, ICT agreed to pay $14.8 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law, plus interest. Of the $14.8 million settlement payment that we made, $6.9 million was recovered from our insurance carriers during 2005. Our results for the three and nine months ended September 30, 2005 reflect legal expenses and insurance recoveries in connection with the litigation. As of December 31, 2005, there was no contingent liability remaining for this litigation.

Note 8: OPERATING AND GEOGRAPHIC INFORMATION

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we believe that we have one reportable segment. Our services are provided through contact centers located throughout the world and include customer care management services as well as telesales, database marketing services, marketing research services, technology hosting services and data management and collection services on behalf of customers operating in our target industries. Technological advancements have allowed us to better control production output at each contact center by routing customer call lists to different centers depending on capacity. A contact center and the technology assets utilized by the contact center may have different geographic locations. Accordingly, many of our contact centers are not limited to performing only one of the above-mentioned services; rather, they can perform a variety of different services for different customers in different geographic markets.

The following table shows information by geographic area. For purposes of our disclosure, revenue is attributed to countries based on the location of the customer being served and property and equipment is attributed to countries based on physical location of the asset.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
United States	$80,522	$76,328	$257,865	$225,810
Canada	16,515	12,845	47,118	33,280
Other foreign countries	9,320	10,748	25,766	31,841

	$106,357	$99,921	$330,749	$290,931

(in thousands)	September 30, 2006	December 31, 2005
Property and equipment, net:
United States	$31,472	$32,797
Canada	8,218	9,753
Philippines	12,679	8,936
Other foreign countries	6,423	5,438

	$58,792	$56,924

Note 9: DERIVATIVE INSTRUMENTS

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico, the Philippines, India and Costa Rica that are subject to foreign currency fluctuations.

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

For the three months ended September 30, 2006 and 2005, we realized gains (losses) of $498,000 and ($17,000) on the derivative instruments, respectively. For the nine months ended September 30, 2006 and 2005, we realized gains of $1.4 million and $24,000, respectively. The fair value of outstanding derivative instruments is recorded in our consolidated balance sheets. As of September 30, 2006, the fair value of outstanding derivative instruments was an asset of approximately $662,000 ($430,000 net of tax). At December 31, 2005, the fair value of outstanding derivative instruments was an asset of approximately $981,000 ($637,000 net of tax). The outstanding derivative instruments at September 30, 2006 hedge a portion of our foreign currency exposure associated with the CAD from October 2006 through September 2007 and the PHP from October 2006 through December 2006.

Note 10: CORPORATE RESTRUCTURING

The following is a rollforward of the accrual associated with our December 2002 corporate restructuring:

(in thousands)	Accrual at December 31, 2005	Cash Payments	Accrual at September 30, 2006
Lease obligations and facility exit costs	$1,284	$(278)	$1,006

During the three and nine months ended September 30, 2006, we did not enter into any sublease arrangements. All cash payments made were related to the ongoing lease obligations.

We continue to evaluate and update our estimate of the remaining liabilities. At September 30, 2006 and December 31, 2005, $687,000 and $932,000, respectively, of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. As of September 30, 2006, the expiration dates of the remaining equipment leases and facilities leases range from 2006 to 2009. The balance of the restructuring accrual is included in accrued expenses in our consolidated balance sheet at September 30, 2006 and December 31, 2005.

Note 11: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” Among other things, FIN 48 prescribes a “more likely than not” recognition threshold and measurement attribute for the financial statement recognition and de-recognition of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the Interpretation on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application permitted for the first interim period ending after November 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS No. 157 will have on our results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global provider of outsourced customer management support services. Our comprehensive, balanced mix of services includes:

•	Customer Care Services (including customer care, retention and technical support);

•	Telesales; and

•	Marketing and Customer Relationship Management (CRM) Technology Services (including market research, database marketing, interactive voice response (“IVR”), active alerts, e-mail management, data capture and collections, and other back-office business processing services).

We provide our services through contact centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, Barbados, the Philippines, India and Costa Rica. As of September 30, 2006, we had operations in 41 contact centers from which we support clients primarily in the financial, insurance, healthcare, telecommunications, information technology, consumer, government and energy services sectors.

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

We believe that we were one of the first fully automated teleservices companies, and we were among the first such companies to implement predictive dialing technology for telemarketing and market research, provide collaborative web browsing services and utilize VoIP capabilities. Through our global implementation of VoIP, we have established a redundant voice and data network infrastructure that can seamlessly route inbound and outbound voice traffic to our contact centers worldwide. We do not provide telecommunications or VoIP services to the general public.

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

Revenue is recognized as the services are performed, and is generally based on hours or minutes of work performed; however, certain types of revenue relating to up-front project setup costs must be deferred and recognized over a period of time, typically the length of the customer contract. Some of our client contracts have performance standards, which can result in adjustments to monthly billings if the standards are not met. Any required adjustments to our monthly billings are reflected in our revenue on an as-incurred basis.

We refer to our revenue as either Services revenue or Sales revenue. Our Sales revenue includes new customer acquisition and cross-selling products and services to existing customers. Services revenue encompasses all our other revenue, which is classified into the categories of customer service and ancillary services. Customer service includes customer care, help desk support, technical support and patient assistance whereas ancillary services include market research, database marketing, technology hosting, data processing and data entry, and other non-sales activities.

Results for the three and nine months ended September 30, 2006 reflect the following:

•	Increased revenue, which grew 6% and 14%, respectively, compared to the same periods in the prior year.

•	Growth in our Services revenue was 11% and 24%, respectively, compared to the same periods in 2005, and was driven by growth in customer care services.

•	Sales revenue declined 3% and 9%, respectively, compared to the same periods in 2005, primarily due to the shift of this business to offshore contact centers, which have lower revenue rates.

•	Strengthened our competitive position in key vertical markets, primarily financial services and healthcare. Expanded our presence in other markets including government and energy services.

•	Expanded the scope of our hosted technology services with the introduction of outbound IVR alert services.

•	Improved profitability compared to the same period in the prior year, driven largely by:

•	The shift of call production to lower cost, higher margin offshore locations. For example, our Philippines’ operations, which handled approximately 27% and 23% of total production, respectively, as compared to 18% and 16%, respectively, of total production for the same periods in the prior year.

•	Completed a public offering of our common stock which raised $53.1 million of proceeds, a portion of which was used to repay all outstanding amounts under our revolving credit facility (“Credit Facility”).

•	Our estimated effective income tax rate is 3% and 14% for the three and nine months ended September 30, 2006 compared to 23% and 26% in the prior year, respectively.

We continued to expand our offshore operations during 2006 by:

•	Opening our third Philippine contact center in Marakina, Manila City, where we have put 950 workstations in place as of September 30, 2006. Our three contact centers in the Philippines account for 22% of our total workstations.

•	Actively marketing Canada as a near-shore alternative for U.K. clients and prospects.

•	Opening a 100-seat (expandable to 300-seat) facility in Hyderabad, India which we are currently using to provide back-office support and quality assurance for U.S. clients. In addition to its current operations, we expect to use this facility to provide back-office and voice support for U.K. clients.

•	Opening a facility capable of supporting up to 350 seats in San Jose, Costa Rica.

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

During the nine months ended September 30, 2006, there were not any material changes to our critical accounting policies, except for share-based compensation, as discussed below. For additional discussion of our critical accounting policies, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2005.

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (‘SFAS”) No. 123R, “Share-Based Payment,” which requires companies to expense the estimated fair value of share-based awards over the requisite employee service period. Prior to the adoption of SFAS No. 123R, we accounted for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006 and 2005:

	Three months ended September 30,		% change	Nine months ended September 30,		% change
(dollars in thousands)	2006	2005		2006	2005
Revenue:	$106,357	$99,921	6.4%	$330,749	$290,931	13.7%

Services	77,328	69,907	10.6%	244,527	196,646	24.3%
Sales	29,029	30,014	-3.3%	86,222	94,285	-8.6%

Average Number of Workstations in Production	11,560	9,911		11,178	9,590

During the three and nine months ended September 30, 2006, our revenue growth was driven by significant growth in our call production hours. Our call production hours increased by 15% and 17% in the three and nine months ended September 30, 2006, respectively, as compared to the comparable periods in the prior year.

Services revenue, which is made up primarily of customer service programs, increased to 73% and 74% of total revenue for the three and nine months ended September 30, 2006, respectively, as compared to 70% and 68% for the comparable periods in 2005. A large part of the growth in Services revenue for the nine months ended September 30, 2006 is attributable to the services we performed for various health care clients in support of the Federal government’s Medicare Part D registration process. This registration process ended in the second quarter of 2006. Sales revenue declined for both the three and nine months ended September 30, 2006 as compared to the comparable periods in 2005. The decline in Sales revenue can largely be attributed to the shift of this business to offshore centers, which have lower revenue rates per production hour.

Total annualized revenue per average workstation in production for the three months ended September 30, 2006 decreased by 9% to $36,802 from $40,327 for the comparable period in 2005, primarily due to our recent expansion in the Philippines where we have opened our third contact center and the resultant lower revenue rates as we migrate work offshore. For the nine months ended September 30, 2006, our annualized revenue per average workstation in production declined by 2% to $39,454 from $40,449 for the comparable period in 2005.

As we continue to perform work for customers in offshore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. For the three and nine months ended September 30, 2006, changes in foreign exchange rates had a positive impact of $1.3 million and $3.2 million, respectively, on total revenue as compared to the same period in the prior year. The impact was primarily due to changes in the Canadian dollar, the Euro and the British pound sterling.

	Three months ended September 30,		% change	Nine months ended September 30,		% change
(dollars in thousands)	2006	2005		2006	2005
Cost of Services:	$63,350	$61,155	3.6%	$200,126	$175,872	13.8%

Direct labor costs	46,990	43,343	8.4%	142,518	125,555	13.5%
Telecom costs	5,013	4,977	0.7%	16,801	14,288	17.6%
Other costs of services	11,347	12,835	-11.6%	40,807	36,029	13.3%

As a Percentage of Revenue
Total Cost of Services	59.6%	61.2%		60.5%	60.5%

Our cost of services consists primarily of direct labor costs associated with our telesales and customer service representatives (“CSRs”) and telecommunications costs. Other costs of services we incur for our client programs include information technology support, quality assurance costs, other billable labor costs and support services costs.

For the three and nine months ended September 30, 2006, the increase in our cost of services over the comparable periods in 2005 was driven primarily by direct labor cost increases directly attributable to increased production hours as well as increases in other costs of services. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour decreased for the three and nine months ended September 30, 2006 as compared to the comparable periods in 2005. The decrease reflects an overall decline in wage rates of approximately 7% and 6% for the three and nine months ended September 30, 2006, respectively, as compared to the comparable prior year periods. This decrease is due to the volume of services performed in lower wage offshore contact centers, partially offset by the impact of foreign currency exchange rates. The primary reason for the increase in direct labor cost overall was the increased volume of production hours necessary to support our revenue growth. The increase in telecom costs for the nine months ended September 30, 2006 was volume and product mix driven. Telecom costs for the third quarter of 2006 reflect estimated refunds of $431,000 for federal excise taxes previously paid. Within the past few months, the U.S. Treasury Department has agreed to refund federal excise taxes previously paid on long distance telephone service provided to companies.

Other costs of services for the nine months ended September 30, 2006 increased primarily due to higher levels of training costs, support work for our client programs, increased costs related to quality assurance and subcontracting costs. These costs tend to increase as our volume of customer care and customer support business increases. These client programs are typically more complex than sales programs and require a higher level of clerical and ancillary services, which are non-phone services. The training of CSRs for these types of programs is also more costly due to the inherent level of complexity. Much of our support work and subcontracting costs for the nine months ended September 30, 2006 were derived from the various Medicare Part D programs we are supporting as well as some additional government programs we retained during the second quarter, for which we outsourced a portion of the work. For the three months ended September 30, 2006, other costs of services declined significantly. A large driver of this decline is also due to the completion of the registration period for Medicare Part D programs.

Approximately 48% and 43% of our cost of services for the three and nine months ended September 30, 2006, respectively were incurred in foreign locations, which are subject to changes in foreign exchange rates, as compared to 41% and 43% for each comparable period in 2005. For the three and nine months ended September 30, 2006, changes in foreign exchange rates had the effect of increasing our cost of services by $1.9 million and $4.9 million as compared to the same periods in the prior year. Foreign exchange rate fluctuations will continue to have an impact on our results.

	Three months ended September 30,		% change	Nine months ended September 30,		% change
(dollars in thousands)	2006	2005		2006	2005
Selling, General and Administrative Expenses:	$38,071	$35,070	8.6%	$116,632	$105,637	10.4%

Salaries, benefits and other personnel-related costs	16,226	13,600	19.3%	49,370	41,689	18.4%
Facilities and equipment costs	12,978	13,214	-1.8%	39,545	38,630	2.4%
Depreciation and amortization	6,029	5,274	14.3%	17,707	15,425	14.8%
Other SG&A costs	2,838	2,982	-4.8%	10,010	9,893	1.2%

As a Percentage of Revenue
Total SG&A	35.8%	35.1%		35.3%	36.3%

Selling, general and administrative (“SG&A”) expenses primarily are comprised of salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization.

SG&A expenses for the three and nine months ended September 30, 2006 increased as compared to the same period in the prior year primarily because of increased salaries and benefits along with facilities costs. Our salaries and benefits costs reflect $642,000 and $1.6 million of compensation costs during the three and nine months ended September 30, 2006 to comply with the new accounting rules for share-based compensation, with no comparable amounts recorded in 2005. Salaries and benefits costs also increased due to headcount increases as well as an increase in earned incentives and bonuses. During 2006, we opened our third contact center in the Philippines, which served to increase facilities costs; however, this increase was partially offset by reduced equipment costs. During the fourth quarter of 2005 and the first quarter of 2006, various equipment leases expired, which served to reduce our ongoing equipment costs, and is a driver behind the decline in facilities and equipment costs for the three months ended September 30, 2006. Approximately 36% and 34% of our SG&A expenses for the three and nine months ended September 30, 2006 were incurred in foreign locations, which are subject to changes in foreign exchange rates, as compared to 34% and 33% for each comparable period in 2005. Foreign exchange rates had the effect of increasing SG&A expenses by $800,000 and $1.7 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in the prior year, before consideration of the effects of foreign currency hedging.

Our SG&A expenses as a percentage of revenue for the three months ended September 30, 2006 was slightly higher than the prior year period. As a percentage of revenue, our SG&A expenses declined for the nine months ended September 30, 2006 as compared to the same period in the prior year, primarily as a result of our ability to leverage our existing infrastructure to handle the increased level of services we are providing to our customers along with our ability to control overhead costs.

	Three months ended September 30,		% change	Nine months ended September 30,		% change
(dollars in thousands)	2006	2005		2006	2005
Litigation Recovery, net:	$—	$(4,064)	-100.0%	$—	$(3,496)	-100.0%

Our litigation costs and recovery for the three and nine months ended September 30, 2005 were incurred as part of the settlement of the Shingleton litigation, which was announced on March 1, 2005. We incurred legal fees of $36,000 and $604,000 during the three and nine months of 2005, respectively, relating to the overall settlement. These fees were offset in our results of operations by $4.1 million of recoveries from our insurance carriers, all of which were received during the third quarter of 2005.

	Three months ended September 30,		% change	Nine months ended September 30,		% change
(dollars in thousands)	2006	2005		2006	2005
Interest Expense:	$(57)	$(702)	-91.9%	$(879)	$(1,933)	-54.5%
Interest Income:	$298	$46	547.8%	$503	$131	284.0%

The decrease in interest expense for the three and nine months ended September 30, 2006 was due to the fact that we repaid all amounts outstanding under the Credit Facility in April 2006 using proceeds from our equity offering. Notwithstanding the repayment, the weighted average interest rate on amounts outstanding under the Credit Facility was 6.2% for the nine months ended September 30, 2006 as compared to 5.1% and 4.8% for the three and nine months ended September 30, 2005, respectively. Interest expense for the three months ended September 30, 2006 consists primarily of amortization of debt issuance costs associated with our Credit Facility. The remaining proceeds from the equity offering were used for general corporate purposes as well as investments in money market accounts, which significantly increased our interest income for the three and nine months ended September 30, 2006 as compared to the prior year periods. We earned interest at blended rates of 5.1% and 5.0% for the three and nine months ended September 30, 2006 on our money market investments.

	Three months ended September 30,		% change	Nine months ended September 30,		% change
(dollars in thousands)	2006	2005		2006	2005
Income Tax Provision:	$134	$1,632	-91.8%	$1,906	$2,836	-32.8%

For the nine months ended September 30, 2006, our estimated effective income tax rate was approximately 14% compared to approximately 26% for the corresponding period in 2005. The decrease in our estimated effective income tax rate was partially due to increased profits in the Philippines, where we have tax holidays for each of our three locations, and partially due to changes in treasury management. During the third quarter of 2006, management began the implementation of an improved treasury management process, which will allow the Company to reinvest profits earned in foreign locations into future offshore expansion. Accordingly, we revised our estimated effective income tax rate to reflect this change. The impact of this downward revision to our estimated effective tax rate for 2006 during the third quarter resulted in an effective tax rate of 3% in the current quarter, compared to 23% in the third quarter of 2005. Prior to this change, management had assumed that a portion of our profit in the Philippines would be repatriated back to the U.S. during 2006, creating taxable income in the U.S.

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

Liquidity and Capital Resources

At September 30, 2006, we had $37.1 million of cash and cash equivalents compared to $10.4 million at December 31, 2005. We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. In April 2006, we also raised $53.1 million through a registered equity offering. The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility and costs of operations.

Cash Flow from Operations

Cash provided by operations for the nine months ended September 30, 2006 was $21.5 million, compared to cash provided by operations of $10.7 million for the nine months ended September 30, 2005.

Cash provided by operations for the nine months ended September 30, 2006 was generated by net income of $11.7 million and non-cash items of $20.8 million, primarily depreciation and amortization. This also includes share-based compensation expense of $1.6 million. Changes in our working capital accounts and changes in non-current assets and liabilities decreased cash flow from operations by $11.0 million. This decrease in cash flow was primarily due to a decrease in accounts payable, accrued expenses, income taxes payable and other liabilities of $11.5 million. Included in accrued expenses at December 31, 2005 was an amount of $6.6 million due to a customer, which is an association comprised of several member companies. The $6.6 million represented amounts previously collected from the association that were re-billed to the member companies at the request of the association in order to reflect a revised billing arrangement. The $6.6 million was collected by us prior to December 31, 2005 and was repaid to the customer in the first six months of 2006. These decreases were partially offset by significant collections of accounts receivable which had the effect of lowering our accounts receivable balance by $3.3 million.

Cash provided by operations for the nine months ended September 30, 2005 was generated by net income of $8.3 million and non-cash items of $16.4 million, primarily depreciation and amortization. Changes in working capital accounts and changes in non-current assets and liabilities decreased cash flow from operations by approximately $14.0 million. The change in working capital was primarily due to the payment of the Shingleton litigation of $14.8 million and unfavorable changes in other working capital accounts of $6.1 million, offset by $6.8 million of insurance proceeds received.

Credit Facility

For the nine months ended September 30, 2006, we had net repayments of $35.0 million on our Credit Facility as compared to net borrowings of $1.0 million for the nine months ended September 30, 2005. Our net repayments during the first nine months of 2006 were funded with proceeds from our equity offering that we completed in the second quarter. During the nine months ended September 30, 2005, we borrowed under our Credit Facility in order to fund a portion of the settlement reached in the Shingleton litigation as well as for operating needs.

Our Credit Facility is a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. As of September 30, 2006, we were in compliance with all of the covenants contained in the Credit Facility.

Equity Transactions

In April 2006, we completed an offering of our common stock. We sold 2,350,000 shares and generated proceeds of $53.1 million, net of underwriting discount and offering costs. A portion of these proceeds was used to repay amounts outstanding under our Credit Facility, which at the time was $34.0 million. Management expects to use the remaining proceeds for working capital and other general corporate needs.

During the nine months ended September 30, 2006, we generated $4.0 million in proceeds from the exercise of employee stock options, which also resulted in excess income tax benefits of $2.1 million.

Litigation

We do not currently have any material litigation in progress. On March 1, 2005, we announced a settlement with the plaintiffs in the Shingleton litigation. Under the terms of the settlement, ICT agreed to pay $14.8 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law of 30 days of wages plus interest, which was being sought for all class members regardless of the amount of wages allegedly unpaid. In March 2005, we made payments of $14.8 million to satisfy our obligations under the settlement. This payment was funded with cash-on-hand, borrowings under our Credit Facility and proceeds from responsive insurance coverage.

For the nine months ended September 30, 2005, our total legal costs associated with this litigation were $604,000. We did not incur any legal costs related to this litigation during 2006.

We sought insurance coverage for part of the damages in this litigation under our Directors and Officers policies that were in effect with two insurers. During the nine months ended September 30, 2005, we received payments totaling $6.8 million from our insurers. We collected additional amounts of $115,000 from our insurers during the fourth quarter of 2005.

Capital Expenditures and Business Combinations

For the nine months ended September 30, 2006, we spent $18.2 million on capital expenditures as compared to $14.8 million for the nine months ended September 30, 2005. A portion of our capital expenditures is reflected in our workstation growth. There were 11,790 workstations in operation at September 30, 2006, compared to 10,662 workstations in operation at December 31, 2005 and 10,208 at September 30, 2005.

During the nine months ended September 30, 2006, we added a net total of 1,128 workstations. This included 950 workstations added to our third contact center in the Philippines, which was opened in February 2006, as well as 420 workstations added among various other centers. These additions were partially offset by the elimination of 242 workstations at various centers. We spent approximately $13.6 million on workstation and facility expansion during the first nine months of 2006. The remainder of our capital expenditures related primarily to upgrades of information technology.

During the nine months ended September 30, 2005, we reallocated workstations across various contact centers and ultimately added a net total of 944 workstations at our contact centers in the U.S. and abroad. We added 1,144 seats through a new domestic contact center and the expansion of seven other contact centers, two of which were domestic. This was partially offset by the closure of a 200-seat facility. We spent approximately $10.9 million on workstation and facility expansion during the first nine months of 2005, with the remainder of our spending on upgrades of information technology.

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

Commitments and Obligations

As of September 30, 2006, we are also party to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from operations. We would also consider accessing capital markets to meet our needs. We recently completed an equity offering of our common stock; however, we can give no assurances that this type of financing would be available in the future. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the repayment of all amounts outstanding under our Credit Facility.

FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include our expectations regarding recent accounting pronouncements, the realizability of our deferred tax assets, our ability to finance our operations and capital requirements for the next twelve months, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and the customers we target, the benefits of certain technologies we have acquired or plan to acquire and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, variations in operating results and liquidity, our expectation with respect to foreign currency exposure, our expectation regarding costs of training, our estimates relating to tax rates and tax holidays, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

Some factors that could prevent us from achieving our goals—and cause our actual results to differ materially from those expressed in or implied by those forward-looking statements—include, but are not limited to, the following: (i) the competitive nature of the outsourced business services industry and our ability to distinguish our services from other outsourced business services companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) economic, political or other conditions which could alter the desire of businesses to outsource certain sales and service functions and our ability to obtain additional contracts to manage outsourced sales and service functions; (iii) the cost to defend or settle litigation against us or judgments, orders, rulings and other developments in litigation against us; (iv) government regulation of the telemarketing industry, such as the Do-Not-Call legislation; (v) our ability to offer value-added services to businesses in our targeted industries and our ability to benefit from our industry specialization strategy; (vi) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (vii) equity market conditions; (viii) technology risks, including our ability to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive, as well as costs to implement these new technologies; (ix) the results of our operations, which depend on numerous factors including, but not limited to, the timing of clients’ teleservices campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by us, our revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the outsourced business services industry and the overall economy; (x) terrorist attacks and their aftermath; (xi) the outbreak of war and (xii) our capital and financing needs.

All forward-looking statements included in this report are based on information available to us as of the date of this report, and we assume no obligation to update these cautionary statements or any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are exposed to market risks primarily as a result of changes in interest and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We perform a sensitivity analysis to determine the effects that market risk exposures may have on our debt and other financial instruments. Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that would be incurred under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant.

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related to our Credit Facility as well as investments in short-term, interest-bearing securities such as money market accounts. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair market value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Interest earned on our cash balances is based on current market rates. Accordingly, a 1.0% change (100 basis points) in these rates would have resulted in net interest income and expense changing by $19,000 and $108,000 for the three and nine months ended September 30, 2006. Interest expense for the three months ended September 30, 2006 consists primarily of amortization of debt issuance costs associated with our Credit Facility. We did not incur any interest expense on actual borrowings for the three months ended September 30, 2006. The interest rates at any point in time approximate market rates; thus, the fair value of any outstanding borrowings approximates its reported value. In the past, management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider these instruments to manage the impact of changes in interest rates based on management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

Foreign Currency Risk

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico, the Philippines, India and Costa Rica that are subject to foreign currency fluctuations. Our most significant foreign currency exposures occur when revenue is generated in one foreign currency and corresponding expenses are generated in another foreign currency. Currently, our most significant exposure has been with our Canadian and Philippine operations, where revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in either Canadian dollars (CAD) or Philippine Pesos (PHP). We mitigate a portion of these exposures through foreign currency derivative contracts.

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $840,000 and $2.2 million on our earnings for the three and nine months ended September 30, 2006

Item 4. Controls and Procedures

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

Item 1A. Risk Factors

There are no material changes in our risk factors from what was disclosed in our 2005 Annual Report on Form 10-K, or in our 2006 Quarterly Reports on Form 10-Q that were filed for the first and second quarters,

Item 6. Exhibits

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

ICT GROUP, INC.

Date: November 3, 2006	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and
Chief Executive Officer

Date: November 3, 2006	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President, Corporate Finance, Chief Financial Officer and Assistant Secretary