Form 10-K
period 2006-12-31
ICT GROUP INC
filed 2007-03-09
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $196,100,000. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on June 30, 2006. For purposes of this calculation only, the registrant has defined affiliates as consisting solely of all directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock. The number of shares of the registrant’s Common Stock outstanding as of March 6, 2007, was 15,759,729.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2007 Annual Meeting of Shareholders, to be filed no later than April 30, 2007, are incorporated by reference in Part III hereof.

Unless the context indicates otherwise, “ICT Group,” “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and where appropriate, one or more of its subsidiaries.

ICT GROUP, INC.

FORM 10-K ANNUAL REPORT

For Fiscal Year Ended December 31, 2006

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the appropriateness of our reserves for contingencies, the realizability of our deferred tax assets, our belief regarding our critical accounting policies, our ability to finance our operations and capital requirements into 2008, our expectation regarding work opportunity tax credits, our share-based awards, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and customers, our expectation to grow through both internal expansion and selective acquisition, the benefits of certain technologies we have acquired or plan to acquire and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, the adequacy of our current facilities and the availability of additional or alternative space, our dividend policy, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. All forward-looking statements included in this report are based on information available to us as of the date of this report, and we assume no obligation to update these cautionary statements or any forward-looking statements.

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

We also offer a comprehensive suite of Customer Relationship Management (CRM) technologies, which are available on a hosted basis for use by clients at their own in-house facilities, or on a co-sourced basis in conjunction with our fully integrated, Web-enabled contact centers. These technologies include: automatic call distribution (ACD) voice processing, interactive voice response (IVR) and advanced speech recognition (ASR), Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing, sales force and marketing automation, alert notification and Web self-help, for the delivery of consistent, quality customer care across multiple channels.

Industry Overview

Outsourced business services have evolved significantly in recent years. Competitive pressures, advancements in technology and an accelerating trend toward outsourcing have resulted in the demand for more complex, interactive and highly customized customer management solutions, using a combination of home-shore, near-shore and offshore facilities. Outsourced service providers are now expected to serve more as a business “partner,” offering their clients value-added strategies rather than traditional commodity-based customer interaction and sales and service support applications.

Our Approach

We have distinguished ourselves in the industry with our balanced growth strategy, industry expertise, customer-oriented focus, comprehensive portfolio of services, substantial resources across global operations and technology infrastructure capable of supporting future expansion. We continue to expand our worldwide network of state-of-the-art operations centers in order to deliver globally integrated customer care, end-to-end telesales and marketing and CRM technology services to meet the specific needs of our clients.

With over 20 years of expertise in outsourced customer management services, ICT Group is well positioned for continued growth in a large and growing market. By leveraging our experienced Management team, proven business model, global infrastructure, operating and technology investments and expertise in target industries, Management intends to advance our position as a leading global supplier of integrated customer management and related business process outsourcing solutions by:

Focusing on Targeted Vertical Markets. We have historically targeted specific markets based on our vertical expertise and recognition of important industry-specific trends. Our Management believes that these vertical markets have both improving demand characteristics and increased outsourcing needs, which offer strong growth opportunities. Currently, we are focused on exploiting new business opportunities in the financial services and insurance, telecommunications, technology, energy services, business and consumer products and services and government markets. We will also use strategic relationships to develop new business in these targeted verticals as well as explore and develop new vertical markets.

Broadening our Services Platform. Large multinational companies are looking for a broader complement of services from their external service providers. We will focus on expanding our higher-margin, value-added services to fulfill these broader client needs, helping to differentiate ICT Group from our competitors. We continue to increase revenue from our IVR services for both inbound response and outbound alert applications. We also provide back-office data capture, document imaging, mail processing, receivables management, time-sensitive transaction printing and fulfillment services. We plan to grow these services and to develop or acquire new services to expand opportunities with both existing and prospective clients.

Maintaining Technology Leadership. We intend to continue making substantial investments in technology to maintain our information technology (IT) competitive advantage. We have been an industry leader in the implementation of innovative contact center and CRM technologies, including VoIP technology. This has resulted in improved operating efficiencies and cost savings for our clients. We have centralized our contact center technologies in North America into three major hubs, which allows us to provide additional security and redundancy, regardless of where clients’ programs are operated. We will continue this focus on leading-edge technology, helping to further streamline clients’ operations and yielding improved operating margins and performance.

Increasing International Presence. With operations in the U.S., Canada, Europe, Australia, Mexico, Barbados, Costa Rica, Argentina, India and the Philippines, we offer our clients increased flexibility and geographically diverse locations. In 2006, we expanded existing near-shore and offshore operations in Mexico and the Philippines, opened new facilities in Costa Rica and India, and acquired Proyectar Connect S.A., an Argentina-based customer management services company with an established, expanding client base and strong presence in the Argentine market. A major component of our continued revenue growth and profitability strategy is to accelerate the shift of call volume production to lower-cost, higher-margin offshore locations.

At the same time, we plan to strengthen and build our position in international markets, including Latin and South America, Europe and Asia-Pacific. In Argentina, we plan to begin providing offshore English and Spanish support for the U.S. market and potentially multi-lingual support for the European market. In Europe and Australia, we are focused on expanding our customer care services business opportunities as well as leveraging our strong financial services vertical position, to deliver cost-effective offshore voice and back-office BPO support services from VoIP-connected facilities in Canada, India, the Philippines and Barbados.

Continuing Commitment to Quality Service. We have consistently emphasized quality service and extensive employee training by investing in quality assurance personnel and procedures. We intend to continue our commitment to providing quality service as well as our quality-focused service process engineering and continuous process development initiatives, as demonstrated by our certification with ISO 9001:2000 standards.

Developing Strategic Alliances and Acquisitions. We intend to explore strategic alliances with, and select acquisitions of, domestic and international businesses that provide complementary outsourced services. This will enable us to enter new vertical and geographic markets and provide a broader mix of services to our clients as well as to broaden our geographic reach in a timely, cost-efficient manner.

Our Services

Our services are provided through contact centers located across the globe and include customer care/retention, technical support and customer acquisition, cross-selling/upselling as well as market research, database marketing, data capture/collection, e-mail management, accounts receivable and other back-office business processing services and CRM technology hosting on behalf of customers operating in our target industries. Recent technological advancements have allowed us to better manage production output at each operations center by routing customer interactions to different centers depending on required skills and capacity. The technology assets may be located at a different physical location or country than the contact center. Accordingly, many of our contact centers are not limited to performing only one of the above-mentioned services. Rather, they can perform a variety of different services for a number of different customers/programs.

We offer the following services to our clients:

Customer Care Services. We provide outsourced customer care support services across a broad range of industries. Depending on client needs, we will assume sole or shared responsibility for the management of a client’s customer care operation—at the client’s facility or at one of our contact centers. As of December 31, 2006, we operated contact centers in the U.S., Canada, England, Ireland, Australia, Argentina, Costa Rica and the Philippines, which provided customer care services for our clients. Certain contact centers in the U.S., Mexico and Costa Rica provide bilingual English and Spanish services. Certain contact centers in Canada provide bilingual English and French services. Our contact centers in Ireland provide pan-European, multilingual services supporting the European marketplace.

We provide Tier I and Tier II technical support services for IT, telecommunications and consumer electronics companies, supporting both business- and consumer-based customers. As of December 31, 2006, we operated contact centers in the U.S., Canada and the Philippines, which provided technical support services for our clients.

Telesales. Our telesales business operation provides inbound and outbound telesales support activities primarily for clients in the financial services, insurance and telecommunications industries. As of December 31, 2006, this business is supported by contact centers located throughout the U.S., Canada, Ireland, England, Australia, Argentina, Costa Rica, Mexico, Barbados and the Philippines. Certain contact centers in the U.S. provide bilingual English and Spanish telesales. Certain contact centers in Canada provide bilingual English and French telesales. Our contact centers in Ireland provide pan-European, multilingual telesales supporting the European marketplace.

Marketing, Technology and BPO Solutions. We also support businesses across a range of industries with marketing research, data collection, database marketing services, data entry, scanning, and accounts receivable management and provide a comprehensive suite of CRM technologies, including IVR and advanced speech recognition, ACD voice processing, e-mail management and processing, alert notification and other contact management technologies. As of December 31, 2006, this organization supported our clients from operations centers located in the U.S., Canada, India and the Philippines. Our CRM technologies are available on a hosted basis for use by clients at their own in-house facilities, or on a co-sourced basis in conjunction with our fully integrated state-of-the-art customer contact centers.

Additional financial information regarding our segment and geographic areas is presented in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

Target Industries

Our domestic salesforce is organized by specific vertical industries, which enables our sales personnel to develop in-depth industry and product knowledge. Several of the industries that we serve are undergoing deregulation and consolidation, which provides us with additional opportunities as businesses search for cost-effective solutions for their customer care, telesales, marketing and CRM technology-related customer support needs. Selected industries we target include:

Financial Services and Insurance

We provide retail banks, mortgage companies, credit rating agencies, insurance carriers and other financial services organizations with a wide range of services, including card holder acquisition, active account generation, account balance transfer, account retention, insurance telesales and customer service. Our Financial Marketing Services operation offers banking services, such as marketing and servicing home equity loans, lines of credit, loan-by-phone, checking and deposit account acquisition, mortgage loans and other traditional banking products.

Telecommunications

We provide customer service and telesales support for major telecommunications companies, including long distance, cellular and cable.

Healthcare Services

Through our Healthcare Services business organization, we support pharmaceutical and medical device manufacturers, health insurance companies and other healthcare-related suppliers, for a variety of sales and customer care applications. For example, we provide patient assistance for prescription savings programs, technical/product support for medical device manufacturers and member enrollment services for healthcare insurance companies.

Technology and Consumer Electronics Products and Services

We provide customer service and telesales support for clients in the computer technology and consumer electronics industries. These applications include, but are not limited to: customer service, first-level customer technical support, customer care/retention, lead generation and direct sales.

Technology

We invest heavily in systems and software technologies designed to improve our operations productivity, thereby lowering the effective cost per contact made or received, and to improve sales and customer service effectiveness by providing our sales and service representatives with real-time access to customer and product information. We believe we were one of the first fully automated teleservices companies and among the first to implement predictive dialing technology for outbound telemarketing and market research, to provide collaborative Web browsing services and to provide VoIP capabilities.

Through a global implementation of VoIP, we have obtained a redundant voice and data network infrastructure (based on VoIP technology) from our telecommunications vendors that can seamlessly route inbound and outbound voice traffic to our contact centers worldwide. As an example, our percentage of VoIP-enabled workstations has increased from approximately 20% in 2003 to 56% in 2006. VoIP technology has also enabled us to reduce our operating costs.

We utilize a scalable set of UNIX and Windows processors to support our outbound and inbound contact center operations. Dedicated UNIX and Windows processors are used for inbound contact centers, while predictive dialing systems, networked to UNIX and Windows processors at our corporate data centers, are used for outbound contact centers. The predictive dialing systems support call and data management. The UNIX and Windows processors provide centralized list management, data consolidation, report generation and also interface with client order processing systems.

We use software to prepare outbound and inbound scripts, manage, update and reference client data files, collect statistical transaction and performance data and assist in the preparation of internal and external reports. This software includes our proprietary list management system (LMS) as well as Siebel Systems Contact Management system. Our use of the Siebel Systems software as well as Oracle’s database management system provides a scalable and robust suite of applications to support our clients’ business needs. We also use a proprietary IVR system that runs on industry standard operating systems and interfaces with our telephony system through Intel’s Dialogic interface cards. This IVR system provides an automated method to handle voice calls and interfaces with Nuance, an industry-leading speech recognition system.

Quality Assurance, Personnel and Training

We place heavy emphasis on the delivery of quality service on calls made or taken on behalf of our clients. This is accomplished through extensive employee training and development programs, augmented with highly developed quality assurance personnel and solid business practices. Our quality assurance and training departments are responsible for the development, implementation and enforcement of policies and procedures used in operating the contact centers. The selection and training of telephone service representatives, training and professional development of operations center management personnel, monitoring of calls and verification and editing of all sales are performed through our Quality Assurance and Training organizations. Through our Quality Assurance department, our internal staff as well as the staff of our clients are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations are recorded, with the customer’s consent, in order to verify the accuracy and authenticity of transactions. Additionally, we are able to provide our clients with immediate updates on the progress of an ongoing program. Access to this data allows our operations Management and our clients to identify potential campaign shortfalls and to immediately modify or enhance the program. Digital recording technology has been deployed to all of our contact centers and allows the consolidation of all verification activities into geographically centralized locations and effectively creates a “third-party” verification center. Verification results are available to our operations Management and our client services Management by the end of each calling day. Also, each center can access the recordings for review with supervisory staff or the service representative.

Our commitment to providing quality service is further illustrated by our certification with ISO 9001:2000 standards, which are administered by the International Organization for Standardization and represent an international consensus on the essential features of a quality system to ensure the effective operation of a business. All domestic and international sales and service centers are ISO 9001:2000 compliant. Our ISO 9001:2000 certification is at the core of our Quality Management System, and is the key driver to our process- driven, continuous improvement orientation.

Employees

Management believes that a key driver of our success is the quality of our employees. We tailor our recruiting and training techniques toward the industries we serve. As part of the setup of each client program, service representatives receive a detailed review of each program in which they are to participate along with training regarding the background, structure and philosophy of the client that is sponsoring the program. As is typical in our business, most of our service representatives are part-time or temporary employees. As of December 31, 2006, we employed 20,019 people, of which 19,108 were part-time or temporary employees. Except for our employee base in Argentina, none of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Clients

We target those companies that we believe have the greatest potential to generate recurring revenue to the Company based on their ongoing direct sales and customer service needs. At December 31, 2006, we provided direct sales, market research and customer service to over 150 clients.

Our customer care clients typically enter into multi-year contractual relationships that may contain provisions for early contract terminations, while we generally operate under month-to-month contractual relationships with our telesales clients. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Our services are generally based upon per-minute or hourly rates. On occasion, we perform services for which we are paid incentives based on completed sales.

For each of the years ended December 31, 2006 and 2005, there were no customers which comprised more than 10% of our revenue. For the year ended December 31, 2004, we had one customer, Virgin Mobile USA, LLC, which comprised 11% of our revenue. For the years ended December 31, 2006, 2005 and 2004, our top ten customers accounted for 48%, 48% and 50% of our total revenue, respectively.

Competition

The customer management and business process outsourcing services industry is very competitive and our principal competition in our primary markets comes from large service organizations, including, but not limited to: Convergys Corporation, SITEL Corporation, Sykes Enterprises, TeleTech Holdings, Inc., APAC Customer Services, Inc., West Corporation, PeopleSupport, Inc., and StarTek, Inc. We also compete with numerous independent firms, some of which are as large or larger than we are, as well as the in-house operations of many of our clients or potential clients. In addition, many businesses that are significant consumers of these services utilize more than one service firm at a time and may reallocate work among various firms from time to time. Some of this work is contracted on an individual project basis, with the result that we and other firms seeking such business are required to compete with each other frequently as individual projects are initiated. Furthermore, we believe there is a trend among some businesses toward outsourcing the management of their contact centers to large, multi-service competitors, some of which may be substantially larger with greater financial resources than us.

Quarterly Results and Seasonality

We have experienced, and expect to continue to experience, quarterly variations in operating results, principally as a result of the timing of programs conducted by new and existing clients (particularly programs with substantial amounts of upfront project setup costs), and selling, general and administrative expenses to support the growth and development of existing and new business units.

Our business tends to be strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season, while the first quarter often reflects a slowdown relating to the cessation of that activity. Currently, 74% of our revenue is being generated from service programs, which generally have less seasonality than sales programs. Typically, we experience higher call volumes and improved financial results during the second half of our fiscal year as compared to the first half.

Government Regulation

Both the Federal and state governments regulate telemarketing sales practices in the U.S. The Federal Telephone Consumer Protection Act of 1991 (the TCPA), enforced by the Federal Communications Commission (the FCC), imposes restrictions on unsolicited telephone calls to residential telephone subscribers. Under the TCPA, it is unlawful to initiate telephone solicitation to residential telephone subscribers before 8:00 A.M. or after 9:00 P.M. local time at the subscriber’s location, or to use automated telephone dialing systems or artificial or pre-recorded voices to certain subscribers. Additionally, the TCPA requires telemarketing firms to develop a written policy implementing a “do-not-call” registry, and to train its telemarketing personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award actual damages or minimum statutory damages of $500 for certain violations, which may be trebled for willful or knowing violations. Currently, we train our service representatives to comply with the regulations of the TCPA and program our call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on an applicable do-not-call list.

The Federal Trade Commission (the FTC) regulates both general sales practices and telemarketing specifically. Under the Federal Trade Commission Act (the FTC Act), the FTC has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts and practices.” Pursuant to its general enforcement powers, the FTC can obtain a variety of types of equitable relief, including injunctions, refunds, disgorgement, the posting of bonds and bars from continuing to do business, for a violation of the acts and regulations it enforces.

The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the TCFAPA). Under the TCFAPA, the FTC adopted the Telemarketing Sales Rule (TSR), which prohibits deceptive, unfair or abusive practices in telemarketing sales. Generally, the TSR prohibits misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The TSR also regulates the use of prize promotions in telemarketing to prevent deception and requires that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The TSR also requires that telemarketers maintain records on various aspects of their business. Analogous restrictions apply to industries regulated by the FCC.

The FTC amended the TSR with changes that became effective in March 2003. The changes to the TSR imposed new limits on the use of predictive dialers, the technology that automatically dials a certain number of telephone numbers and routes the connected calls to telephone sales representatives as they become available. Although this technology utilizes complex algorithms in an attempt to ensure that no consumers are contacted without available telephone sales representatives to handle the calls, this situation occasionally occurs, resulting in what is known as an “abandoned” call. The new regulations place limits on the permissible numbers of such abandoned calls, and requires that telemarketers play a recorded message to all consumers who receive such calls. These regulations also create new limitations on the use of credit card account numbers and other consumer information, and require telemarketers to transmit caller identification information to consumers. These regulations also require the transmission of a telephone number and when made available by the telemarketer’s carrier, the name of the telemarketer or seller.

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

In response to these changes in the TSR and the TCPA, we appointed a Compliance Manager who is responsible for managing the Compliance Committee that ensures our compliance with the new regulations. The regulations associated with the National Do-Not-Call registry were enforced by the Federal government beginning October, 2003.

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

In addition to Federal regulation, activity at the state and Federal level regarding laws that impact the teleservices industry has intensified over the past several years. States have enacted a variety of laws regulating marketing via telephone. Do-not-call lists, restricted hours or days, registration, request to continue solicitation and no rebuttal laws are common in many states. We have developed a system to facilitate compliance with all of these laws. Our Compliance Committee, comprised of members from our Quality Assurance, Operations, Client Services, Legal and IT departments, is responsible for compliance. Our participation on the Direct Marketing Association and the American Telemarketing Association Legislative Committees helps to enable our timely notification of proposed legislation.

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

Investor Information

You can access financial and other information in the Investors section of our website. The website address is www.ictgroup.com. We make available through our website, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (the SEC). In addition, we make available through our website, free of charge, copies of our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Conduct. To the extent that there are any waivers of, or amendments to, either code, we intend to report the waiver or amendment in the Investors section of our website. These documents are also available in print form to any shareholder who requests them. Requests should be directed to the Legal Department of ICT Group, Inc., 100 Brandywine Boulevard, Newtown, PA 18940. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20459. You can contact the Public Reference Room at 1-800-SEC-0330. Because we file our documents electronically with the SEC, you can also access them at www.sec.gov.

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

We have experienced rapid growth over the past few years and currently expect to continue a high rate of growth. Rapid growth places a significant strain on our Management, operations and resources. Our future performance and profitability will depend on our ability to:

•	build our infrastructure to meet the demands of our clients;

•	successfully recruit, train and retain qualified personnel in a cost-effective manner;

•	maintain state-of-the-art technology to compete effectively in the outsourced business services industry;

•	effectively oversee and manage our contact centers as we expand geographically, including internationally;

•	effectively manage the growth and implementation of our customer contact centers;

•	successfully introduce newer cost-effective near-shore, offshore and home-shore outsourced business service solutions;

•	select and serve new vertical markets;

•	successfully expand our service offerings from our core customer relationship management business to include enhanced technology, marketing and business process outsourcing services;

•	successfully integrate any acquired businesses;

•	manage our business in light of general economic conditions and conditions which may affect in particular our clients and other companies in the markets we serve;

•	manage our operating costs as we expand and grow our business, and

•	maximize the income tax benefits from the locations in which we operate under tax holidays.

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

•	expand our existing solution offerings;

•	achieve cost efficiencies in our existing customer contact center operations;

•	introduce new solutions that leverage and respond to changing technological developments, and

•	keep current with technology advances.

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

Our results of operations may be subject to significant fluctuations.

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors, including:

•	the commencement and expiration or termination of contracts;

•	our revenue mix;

•	the amount and timing of new business;

•	the impact of litigation and associated costs;

•	the financial strength of our clients and the collectibility of our receivables;

•	our ability to successfully open new contact centers or to expand existing centers in a timely fashion;

•	the timing of additional selling, general and administrative expenses;

•	competitive conditions in our industry;

•	the impact of adverse weather conditions or natural disasters;

•	our sources of pre-tax income, which will impact our overall effective tax rate, and

•	changes in statutory income tax rates and tax laws and expiration of tax holidays in the jurisdictions in which we operate.

Historically, our business has been strongest in the fourth quarter due to the high level of client sales activity during the fall holiday season. In the past, during the first quarter, our business has generally leveled off or slowed from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. In addition, we have generally expanded our operations in the first and third quarters, without a commensurate increase in revenue in those quarters, to support anticipated business growth beginning in the second and fourth quarters, respectively. However, more recently, we have experienced quarterly fluctuations in our business as a result of other factors, such as the timing of demand for the particular services we offer in the specific geographical areas we service.

Due to these factors, our quarterly revenue, expenses and results of operations could vary significantly in the future. You should take these factors into account when evaluating past periods and, because of the potential variability in our quarterly results, you should not rely upon results of past periods as an indication of our future performance. In addition, because our operating results may vary significantly from quarter to quarter, results may not meet the expectations of securities analysts and investors, and this could cause the price of our common stock to fluctuate significantly.

Our contracts often are short-term or may be subject to early termination by our clients, which could cause our operating results to fluctuate.

We generally operate under month-to-month contractual relationships with our teleservices clients. The potentially brief duration of certain teleservices programs we implement for clients could cause our operating results to fluctuate. In addition, while our customer care management services unit generally enters into longer-term contractual relationships, those contracts often provide for early termination at the client’s discretion. Certain of those contracts require the client to pay a contractually agreed amount in the event of early termination, but others do not. We cannot assure you that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled program or for the revenue we may lose as a result of early termination.

We generate a significant portion of our revenue from a small number of major clients.

For the year ended December 31, 2006, our top ten clients accounted for 48% of our total revenue. The loss of one of these clients or the failure to maintain the current service levels for these customers could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts are cancelable by the customer with limited notice, therefore these contracts do not necessarily ensure that we will generate a minimum level of revenue to cover our fixed operating costs.

Our business may be affected by the success of our clients’ products and services.

In most of our client programs, we generate revenue based, in large part, on the amount of time our customer service representatives devote to our clients’ customers. Consequently, the amount of revenue generated from any particular client program is dependent upon consumers’ interest in, and use of, the client’s products and/or services. There can be no assurance that our clients will continue to market products and services or develop new products and services that require them to use our services.

We depend on particular industries for a majority of our revenues.

We currently generate a majority of our revenue from clients in the financial services and insurance industries, healthcare industries and telecommunications and technology industries. Our growth and financial results are largely dependent on continued demand for our services from clients in these industries and current trends in these industries to outsource certain business services. If any of these industries experiences a downturn, our clients in these sectors may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in any of these industries to reduce or eliminate the use of outsourced business services, our financial results could be negatively affected. Our revenue by industry is as follows:

	For the years ended December 31,
	2006	2005	2004
Financial services and insurance	49%	51%	52%
Telecommunications and technology	24%	29%	32%
Healthcare	20%	13%	10%
Other	7%	7%	6%

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

Our profitability is influenced significantly by how we utilize our workstation capacity. We attempt to maximize utilization during all periods. However, because much of our business is inbound, we typically experience significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. In addition, we have experienced, and in the future may experience, at least in the short-term, idle peak period capacity when we open a new customer interaction center or terminate or complete a large client program. From time to time we assess the expected long-term capacity utilization of our centers. Accordingly, we may, if deemed necessary, consolidate or shut down under performing centers in order to maintain or improve targeted utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal customer interaction center capacity utilization.

Interruptions or failures of our technology infrastructure could harm our business and reputation.

We are highly dependent on the stability of our computer and communications equipment, systems and software, and our telecommunications carrier networks. These systems could be interrupted by natural disasters, power losses, operating malfunctions or computer viruses and other disruptions caused by unauthorized or illegal access to our systems. If an interruption occurs, the contracts we have with our clients may provide for damages and for termination or re-negotiation. Our property damage insurance may not adequately compensate us for any losses we may incur. Although we have put in place a disaster recovery program, any interruption in or failure of our technology equipment systems could have a material adverse effect on our business. During the fourth quarter of 2006, we did experience a short-term interruption in our technology infrastructure in the Philippines due to an underwater earthquake that occurred in the Pacific Rim.

A significant interruption in telephone service could harm our business.

Any significant interruption in telephone service or developments that limit the ability of telephone companies to provide us with increased capacity in the future and could harm our existing operations and prospects for future growth.

Future acquisitions will involve risks.

While we historically have grown our business primarily through internal expansion, we established our presence in Argentina through the acquisition of Proyectar Connect S.A. in November 2006, and we expect to continue our growth through both internal expansion and selective acquisitions of companies that would augment our service offerings, facilitate our entry into new sectors and/or geographic markets and otherwise expand our business. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities, reach mutually agreeable terms with acquisition candidates or obtain additional financing, if amounts in excess of the availability under our existing credit facility are necessary, to pay for any acquisitions that we undertake. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our Management’s time and resources. Future acquisitions could result in:

•	dilutive issuances of equity securities;

•	a decline in our operating results;

•	incurrence of debt and contingent liabilities;

•	recording of goodwill and other intangibles that could become impaired, and

•	other acquisition-related expenses.

Some or all of these items could have a material adverse effect on our business. Any businesses we acquire may not generate sales and profitability sufficient to justify our investment. If we fail to successfully integrate an acquired business, we may not be able to realize the synergies we anticipated in valuing that business. In addition, to the extent that consolidation becomes more prevalent in our industry, the prices for suitable acquisition candidates may increase to unacceptable levels and thus limit our ability to grow through acquisitions.

Our international operations are susceptible to business and political risks and changes in foreign currency exchange rates that could adversely affect our results of operations.

We operate our business in various countries outside the United States, including Canada, Ireland, the United Kingdom, Australia, Mexico, Barbados, India, Argentina, Costa Rica and the Philippines. As of December 31, 2006, over 60% of our employees were located outside the United States and they generated a significant amount of our revenue. North American companies, in particular, have created a demand for offshore outsourcing capacity. As a result, we expect to continue expansion through start-up operations and acquisitions in additional countries. Expansion of our existing international operations and entry into additional countries will require Management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent we experience these risks, our business and results of operations could be adversely affected.

We conduct our business in various foreign currencies and are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact our results of operations and financial condition. While we do attempt to mitigate some of this risk through hedging arrangements, we may not be successful to the extent that these arrangements are ineffective or not fully effective. We also are subject to certain exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. A significant change in the value of the dollar against the currency of one or more countries in which we operate may have a material adverse effect on our results of operations.

Future litigation may result in significant costs for defense purposes or for settlement purposes, both of which may not be covered by our current insurance programs. Litigation may also take away Management focus from the business and could significantly impact our financial results.

We disclose that our business, not unlike other businesses, may face litigation from time to time. In 2005, we settled a large class action lawsuit for alleged wage rate violations for $14.75 million, which was only partially covered by insurance coverage. Although this specific litigation was resolved, we cannot predict whether any other material suits, claims, or investigations may arise in the future for similar claims. Irrespective of the outcome of any potential lawsuits or potential actions, claims, or investigations relating to the same or any other subject matter, we may incur substantial defense costs and possibly settlement costs, which may not be covered in their entirety by insurance. Litigation may also take away Management focus from the business, which, in addition to the costs that we may incur, could result in harm to our business, financial condition, results of operations and cash flows.

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

We may not be able to effectively win business against our competition.

The industries in which we compete is highly competitive. We compete with:

•	the in-house business services operations of our clients or potential clients;

•	other outsourced business service providers, some of which have greater resources than we have, and

•	providers of other marketing and CRM formats and, in particular, other forms of direct marketing such as interactive shopping and data collection through television, the Internet and other media.

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

As the outsourced business services industry continues to grow, the effectiveness of CRM solutions as a direct marketing tool may decrease as a result of consumer saturation and increased consumer resistance to customer acquisition activities, particularly direct sales.

Government regulation of our industry and the industries we serve may increase our costs and restrict the operation and growth of our business.

Both the United States Federal and various state governments regulate our business and the outsourced business services industry as a whole. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 broadly authorizes the FTC to issue regulations restricting certain telemarketing practices and prohibiting misrepresentations in telephone sales. The FTC regulations implementing the TCFAPA are commonly referred to as the Telemarketing Sales Rule. Our operations outside the United States are also subject to regulation. Please refer to Part I, Item 1: “Government Regulation” of this Form 10-K for more detailed information. In addition to current laws, rules and regulations that regulate our business, bills are frequently introduced in Congress to regulate the use of credit information. We cannot predict whether additional Federal or state legislation will be enacted that regulates our business. Additional Federal or state legislation could limit our activities or increase our cost of doing business, which could cause our operating results to suffer.

Several of the industries we serve, particularly the financial services, insurance, healthcare, telecommunications and information technology industries, are subject to government regulation. We could be subject to a variety of regulatory enforcement or private actions for our failure or the failure of our clients to comply with these regulations. Our results of operations could be adversely impacted if the effect of government regulation of the industries we serve is to reduce the demand for our services or expose us to potential liability.

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

Third parties may infringe upon or misappropriate our trademarks, trade names, trade secrets or other intellectual property rights, which could adversely affect our business, results of operations and financial condition, and litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. The steps we have taken to deter misappropriation of our proprietary information and technology or client data may be insufficient to protect us, and we may be unable to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. In addition, because we operate in many foreign jurisdictions, we may not be able to protect our intellectual property in the foreign jurisdictions in which we operate.

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

RISKS RELATING TO OUR COMMON STOCK

A Voting Trust controlled by our Chief Executive Officer and one of our directors controls 29% of our outstanding common stock.

A Voting Trust controlled by John J. Brennan, our Chief Executive Officer, and his brother Donald P. Brennan, one of our directors, controls approximately 29% of our outstanding common stock. John J. Brennan controls an additional 8% of our outstanding common stock through shares he personally owns and through voting agreements he has entered into with our employees. Eileen Brennan Oakley, daughter of Donald P. Brennan and Trustee of the 1996 and 1997 Brennan Family Trusts, controls nearly 8% of our outstanding common stock held by those Trusts. As a result, John J. Brennan, Donald P. Brennan and Eileen Brennan Oakley have substantial influence in determining the outcome of matters requiring shareholder approval.

Our stock price has been and may continue to be highly volatile.

From January 1, 2005, through February 28, 2007, the closing market price of our common stock fluctuated from a low of $8.40 to a high of $36.55. Because much of our common stock is owned by affiliates, the number of shares that is subject to daily trading on the market is limited. Therefore, the volatility of our stock price is exacerbated by relatively low trading volumes. The market price of our common stock may continue to be volatile and may be significantly affected by:

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

Anti-takeover provisions in our articles of incorporation, bylaws and Pennsylvania law and the right of our board of directors to issue preferred stock without shareholder approval could make a third-party acquisition of ICT Group difficult.

Provisions of our articles of incorporation and bylaws may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt not approved by our board of directors, including those made at a premium over the prevailing market price of our common stock.

Our board of directors, limitations on calling a special meeting of our shareholders and the authority of our board to issue preferred stock and establish certain rights, preferences, privileges, limitations and other special rights thereof without any further vote or action by our shareholders could have the effect of delaying, impeding or discouraging the acquisition of control of us in a transaction not approved by our board of directors.

In general, Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law delays for five years and imposes conditions upon “business combinations” between an “interested shareholder” and us, unless prior approval of our board of directors is given. The term “business combination” is defined broadly to include various merger, consolidation, division, exchange or sale transactions, including transactions using our assets for purchase price amortization or refinancing purposes. An “interested shareholder,” in general, would be a beneficial owner of shares entitling that person to cast at least 20% of the votes that all shareholders would be entitled to cast in an election of directors.

We do not currently intend to pay dividends. As a result, shareholders are likely to benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock. Moreover, we currently intend to retain any future earnings to finance future growth and working capital needs and, therefore, do not anticipate paying any cash dividends in the foreseeable future. As a result, obtaining a return on an investment in our common stock will depend upon any future appreciation in its value. We cannot guarantee that our common stock will appreciate in value or even maintain the price at which shareholders have purchased their shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2006, our corporate headquarters was located in Newtown, Pennsylvania in leased facilities consisting of approximately 105,000 square feet of office space rented under a lease that expires in 2017. In addition to the corporate headquarters staff, certain other divisional and operations personnel are located in the facility. We also lease all of the facilities used in our operations. These lease commitments expire generally between March 2007 and April 2014 and typically contain renewal options. Management believes that its existing facilities are suitable and adequate for our current operations, but additional facilities will be required to support growth. Management believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

The following table lists our Company’s contact center locations as of December 31, 2006.

Locations

Conway, AR; Morrilton, AR; Nogales, AZ (2); Colorado Springs, CO;
Lakeland, FL; Louisville, KY; Wilton, ME; Amherst, NY; Lancaster, OH; Allentown, PA; Bloomsburg, PA; Dubois, PA; Erie, PA; Langhorne, PA; Lockhaven, PA (2); Carrolton, TX; Chesapeake, VA; Spokane, WA;
Carbonear, Newfoundland, Canada; Cornerbrook, Newfoundland, Canada;
St. John’s, Newfoundland, Canada; Miramichi, New Brunswick, Canada; Moncton, New Brunswick, Canada; Riverview, New Brunswick, Canada; Halifax, Nova Scotia, Canada; New Glasgow, Nova Scotia, Canada;
Sydney, Nova Scotia, Canada; Lindsay, Ontario, Canada; Peterborough, Ontario, Canada; Woodstock, Ontario, Canada; Athlone, Ireland; Dublin, Ireland; London, U.K.; Sydney, Australia; Bridgetown, Barbados; Mexico City, Mexico; Manila, Philippines (3); San Jose, Costa Rica; Buenos Aires, Argentina.

ITEM 3.	LEGAL PROCEEDINGS

On April 28, 2006, a broker with whom we executed an agreement in June 2001 filed a Demand for Arbitration and Statement of Claim against us with the American Arbitration Association. The Demand alleged various contract, quasi-contract and tort claims against us arising out of commissions we allegedly owe this broker pursuant to the June 2001 agreement for work we perform for one of our customers. We filed an Answer to the Demand on June 14, 2006 denying the allegations. Since that time, the parties have engaged in discovery. On January 16, 2007, the broker filed an Amended Demand and an expert report estimating $1.1 million of commissions allegedly owed for work we already performed and estimating $5.6 million of future commissions for work he projects we might perform over the next seven years. We believe that we have paid this broker all amounts due under the June 2001 agreement, have denied the allegations of the Amended Demand, and intend to vigorously defend ourselves against the claims. On March 2, 2007, we filed a Motion for Partial Summary Judgment with the three person arbitration panel seeking judgment in our favor on the broker’s tort, unjust enrichment, punitive damages, interest and attorney’s fees claims, as well as on several of the broker’s contract claims, including the claim for future commissions. The arbitration hearing is currently scheduled for the end of May 2007. The June 2001 agreement states that the decision of a majority of the arbitration panel shall be final and binding on the parties. It is too early for us at this stage of the proceedings to determine the likelihood of an unfavorable outcome or to estimate the amount or range of possible loss.

In addition to the above matter, from time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Accruals for litigation claims are provided to the extent that any losses are determined to be probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, it is our opinion, based on present information and advice received from counsel, that the disposition or ultimate determination of such claims or lawsuits is not likely to have a material adverse effect on our Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)	Market Information:

Our common stock trades on The Nasdaq Global Stock Market under the symbol “ICTG.” The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on The Nasdaq National Market.

	High	Low
Fiscal 2005:
First Quarter	$11.99	$8.40
Second Quarter	11.30	8.65
Third Quarter	12.75	9.10
Fourth Quarter	17.43	11.31

Fiscal 2006:
First Quarter	$27.76	$15.73
Second Quarter	28.71	23.50
Third Quarter	32.07	21.98
Fourth Quarter	36.55	30.72

b)	Holders:

As of March 6, 2007, there were 51 holders of record of the Company’s common stock, which excludes shareholders whose shares are held in nominee or “street” name by brokers. On March 6, 2007, the closing sale price of the common stock as reported by The Nasdaq Global Stock Market was $27.43.

c)	Dividend Policy:

We have never declared or paid any cash dividends on our capital stock. Management currently intends to retain its earnings to finance future growth and working capital needs and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Additionally, our credit agreement limits the payment of dividends.

d)	Securities Authorized for Issuance under Equity Plans:

The ICT Group, Inc. 2006 Equity Compensation Plan (the 2006 Plan), authorized up to 768,941 shares of common stock for issuance in connection with the granting to employees and consultants of incentive and non-qualified stock options, restricted stock, restricted stock units (RSU), stock appreciation rights and other awards based on our common stock. The awards are established by the Compensation Committee of our board of directors (the Compensation Committee). As of December 31, 2006, 672,046 shares of common stock were available for issuance under the 2006 Plan.

The ICT Group, Inc. 2006 Non-Employee Directors Plan (the 2006 Directors Plan) authorized up to 127,500 shares of common stock for issuances of non-qualified stock options and RSUs to non-employee directors. As of December 31, 2006, 115,000 shares of common stock were available for issuance under the 2006 Directors Plan.

e)	Performance Graph:

The graph below compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return of two peer groups selected by the Company and of the Nasdaq Stock Market (U.S.) Index (the Nasdaq index). Two peer groups are presented in the graph, including the group presented in the prior year (Old Peer Group) and a new group (New Peer Group). The Old Peer Group consists of Aegis Communications Group, Inc., APAC Customer Services, Inc., West Corporation, SITEL Corporation, Convergys Corporation, Sykes Enterprises, and Teletech Holdings, Inc. During 2006, Aegis Communications Group, Inc., West Corporation and SITEL Corporation were acquired and ultimately ceased being publicly traded companies. The New Peer Group includes all the remaining members of the Old Peer Group along with PeopleSupport, Inc., and StarTek, Inc. The Company believes that the New Peer Group provides a better reference point for investors when evaluating the Company’s performance. The graph assumes that the value of the investment in the common stock of the Company, the stocks comprising the Nasdaq Index and the stocks comprising the Old Peer Group and the New Peer Group was $100 at January 1, 2002.

	Fiscal Year Ended
	1/1/2002	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
ICT Group, Inc.	$100.00	$62.28	$63.08	$52.18	$91.08	$169.75
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12
Old Peer Group	100.00	46.84	62.10	62.51	75.57	120.72
New Peer Group	100.00	45.66	59.25	49.47	54.95	84.94

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$447,912	$401,334	$325,529	$298,142	$298,926
Operating expenses:
Cost of services	273,618	244,572	194,365	179,679	172,109
Selling, general and administrative	155,435	141,601	123,559	115,273	111,529
Litigation costs (recoveries) (1)	—	(3,611)	10,338	4,693	1,200
Restructuring charge (reversal)	—	—	—	(686)	8,894

	429,053	382,562	328,262	298,959	293,732

Operating income (loss)	18,859	18,772	(2,733)	(817)	5,194
Interest expense, net	160	2,464	1,594	1,183	828

Income (loss) before income taxes	18,699	16,308	(4,327)	(2,000)	4,366
Income tax provision (benefit)	1,888	4,133	(1,634)	(856)	1,398

Net income (loss)	$16,811	$12,175	$(2,693)	$(1,144)	$2,968

Diluted earnings (loss) per share	$1.11	$0.94	$(0.21)	$(0.09)	$0.23

Shares used in computing diluted earnings (loss) per share	15,164	12,964	12,571	12,483	13,021

(1) See Note 13 to the consolidated financial statements

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$32,367	$10,428	$11,419	$12,091	$10,779
Working capital	79,523	56,881	48,739	50,000	45,288
Total assets	215,666	172,759	160,576	135,825	130,818
Long-term debt, less current maturities	—	35,000	39,000	30,000	19,000
Shareholders’ equity	161,145	81,012	68,948	70,551	68,036

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of outsourced customer management support services. Our comprehensive, balanced mix of services includes:

•	Customer Care Services (including customer care, retention and technical support);

•	Telesales, and

•

Marketing, Technology and Business Process Outsourcing (BPO) Solutions (including market research, database marketing, interactive voice response (IVR), alert notification, e-mail management, data capture and collections and other back-office business processing services).

We provide our services through contact centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, Barbados, the Philippines, Costa Rica and Argentina. As of December 31, 2006, we had operations in 43 contact centers from which we support clients primarily in the financial services, insurance, healthcare, telecommunications, information technology, business and consumer services, government and energy services sectors.

Our domestic sales force is organized by specific industry verticals, which enables our sales personnel to develop in-depth industry and product knowledge. We also have sales operations in the U.K., Canada, Mexico, Australia and Argentina.

We invest heavily in systems and software technologies designed to improve productivity, thereby lowering the effective cost per contact made or received. Our systems and software technologies are also designed to improve sales and customer service effectiveness by providing sales and service representatives with real-time access to customer and product information. We currently offer and/or utilize a comprehensive suite of CRM technologies, available on a hosted basis for use by clients at their own in-house facilities or on a co-sourced basis in conjunction with our fully integrated, Web-enabled contact centers. Our technologies include automatic call distribution (ACD) voice processing, IVR, advanced speech recognition (ASR), Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing, sales force and marketing automation, alert notification and Web self-help.

We believe that we were one of the first fully automated outsourced customer management services companies, and we were among the first such companies to implement predictive dialing technology for telemarketing and market research, provide collaborative Web browsing services and utilize VoIP capabilities. Through our global implementation of VoIP, we have established a redundant voice and data network infrastructure that can seamlessly route inbound and outbound voice traffic to our contact centers worldwide. We do not provide telecommunications or VoIP services to the general public.

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

Revenue is recognized as the services are performed, and is generally based on hours or minutes of work performed; however, certain types of revenue relating to upfront project setup costs must be deferred and recognized over a period of time, typically the length of the customer contract. The incremental direct cost associated with this revenue is also deferred over the same period of time. Some of our client contracts have performance standards, which can result in adjustments to monthly billings if the standards are not met. Any required adjustments to our monthly billings are reflected in our revenue on an as-incurred basis.

We refer to our revenue as either Sales revenue or Services revenue. Our Sales revenue includes outbound telesales for new customer acquisition and cross-selling products and services to existing customers. Services revenue encompasses all our other revenue, which is classified into the categories of customer service and ancillary services. Customer service includes inbound order handling, customer care, help desk support, technical support and patient assistance whereas ancillary services include market research, database marketing, lead qualification, technology hosting, data processing, data entry, receivables management and other BPO activities.

Results for 2006 reflect the following:

•	Increased revenue, which grew 12% compared to 2005 results.

•	Growth in our Services revenue was 19% compared to 2005 and was driven by growth in customer care services.

•	Sales revenue declined 4% compared to 2005, primarily due to the shift of this business to offshore contact centers, which have lower revenue rates per production hour.

•

Strengthening of our competitive position in key vertical markets, primarily financial services and insurance, healthcare, and expansion of our presence in other markets including telecommunications, government and energy services.

•	Expansion of the scope of our hosted technology services with the introduction of outbound IVR alert services.

•	Net income increased by 38% as compared to 2005, driven largely by:

•

The shift of call production to lower-cost, higher-margin offshore locations. For example, our Philippines operations handled approximately 24% of total production as compared to 16% of total production in 2005.

•	Reduction of our estimated effective income tax rate to 10% in 2006 from 25% in 2005, primarily as a result of continued offshore expansion in the Philippines.

•

A public offering of our common stock in which we raised $53.1 million of net proceeds, a portion of which was used to repay all outstanding amounts under our revolving credit facility (Credit Facility).

We continued to expand our near-shore and offshore operations during 2006 by:

•

Opening our third Philippine contact center in Marakina, Manila City, where we have 1,000 workstations in place as of December 31, 2006. Our three contact centers in the Philippines account for 22% of our total workstations.

•	Completing an acquisition of Proyectar Connect S.A., an Argentina-based customer management services company with headquarters in Buenos Aires, on November 30, 2006.

•

Opening a 100-seat (expandable to 300-seat) facility in Hyderabad, India, which we are currently using to provide back-office support and quality assurance for U.S. clients. In addition to its current operations, we expect to use this facility to provide back-office and voice support for U.K. clients.

•	Opening a facility capable of supporting up to 350 seats in San Jose, Costa Rica.

•	Actively marketing Canada as a near-shore alternative for U.K. clients and prospects.

Our future profitability will be impacted, among other things, by our ability to expand our service offerings to existing customers as well as our ability to obtain new customers and grow new vertical markets. Our profitability is also impacted by our ability to manage costs and mitigate the effects of foreign currency exchange risk. Our business is very labor-intensive and consequently, in an effort to reduce costs and be as competitive as possible in the marketplace, we have been moving some of our services to near-shore and offshore contact centers, which typically have lower labor costs.

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

We believe that our success in 2007 will be largely dependent on our ability to continue capturing new business and leveraging the investment we have made in our infrastructure by expanding our business service offerings. We believe that major corporations will continue to leverage the skills of companies like ours and that the services outsourced will continue to expand beyond the contact center services that currently comprise the large majority of our business. We plan to leverage our existing strength in the financial services and insurance and healthcare markets and provide additional business services to our customers in these industries. To capitalize on these opportunities, we will continue to enhance the technologies we use.

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

In order to provide our business services solutions, we may incur certain upfront project set-up costs specific to each customer contract. In certain instances, we can bill the customer for these costs; however, because the delivered item (project set-up services) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent we have billed these costs and there are no customer issues with collection, we will defer the project set-up costs and amortize such amounts over the program period, over the remaining contract term or until contract termination. The costs incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue. Deferred revenue totaled $6.0 million and $8.1 million as of December 31, 2006 and 2005, respectively. The current portion is included in accrued expenses and other liabilities with the non-current portion included in other liabilities in the accompanying consolidated balance sheets. The deferred revenue related to upfront project set-up costs was $5.0 million and $4.8 million as of December 31, 2006 and 2005, respectively. The current portion of the deferred cost associated with this revenue is included in prepaid expenses and other assets with the non-current portion included in other assets in the accompanying consolidated balance sheets. The deferred costs totaled $3.4 million and $3.3 million at December 31, 2006 and 2005, respectively.

Our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force Issue (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”

Allowance for Doubtful Accounts

Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. Management continuously monitors collections and payments from customers and maintains an allowance for uncollectible accounts based upon our historical write-off experience and any specific customer collection issues that have been identified. Other items considered in estimating the allowance for uncollectible accounts include the age of the receivables, the financial status of our customers and general economic conditions. Because the allowance for uncollectible accounts is an estimate, it may be necessary to adjust the allowance for doubtful accounts if actual bad debt expense exceeds the estimated reserve. We are subject to concentration risks as certain of our customers, as well as certain of the industries we support, generate a high percentage of our total revenue and corresponding receivables. Accounts receivable, net of the allowance for doubtful accounts, was approximately $83.7 million and $82.7 million as of December 31, 2006 and 2005, respectively, representing approximately 39% and 48% of total assets, respectively. Given the significance of accounts receivable to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are recorded as a result of business combinations. As of December 31, 2006 and 2005, we had $12.9 million and $3.5 million of goodwill, respectively. We also had $2.3 million and $612,000 of other intangible assets, net of amortization, at December 31, 2006 and 2005, respectively. The increase in both goodwill and other intangible assets was due to our acquisition of Proyectar Connect S.A. An impairment of these assets could have a significant impact on our results of operations. An impairment exists when events have occurred or circumstances exist that would cause the fair value of these assets to fall below their carrying value. Although goodwill is no longer required to be amortized, we are required to perform an annual impairment review of our goodwill. This impairment review, which is performed in the fourth quarter of each year, is a discounted cash flow analysis using projected cash flows of the Company. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist that could indicate an impairment of our goodwill. Other intangible assets are evaluated similar to other long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discussed below. For the years ended December 31, 2006, 2005 and 2004, there were no impairment charges related to goodwill and other intangible assets.

Impairment of Long-Lived Assets

We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of our long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. Some of the more important factors we consider include our financial performance relative to our expected and historical performance, significant changes in the way we manage our operations, negative events that have occurred, and negative industry and economic trends. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. For the years ended December 31, 2006, 2005 and 2004, we recorded impairment charges of $14,000, $458,000 and $0, respectively. In 2005, the impairment charge was associated with facilities that we exited early. Net property and equipment as of December 31, 2006 and 2005 totaled $61.7 million and $56.9 million, respectively, representing approximately 29% and 33% of total assets, respectively.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, Management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized through future taxable income. We also have deferred tax assets relating to net operating loss (NOL) carryforwards for state tax purposes, foreign NOL carryforwards and Federal tax credit carryforwards. With respect to our state NOLs, we do not believe it is more likely than not that these deferred tax assets will be realized. Accordingly, a valuation allowance of $3.2 million has been recorded against these deferred tax assets, of which $1.6 million was recorded in 2006. At

December 31, 2006, we have $34.4 million of NOL carryforwards relating to our foreign operations in Australia and the United Kingdom, resulting in a gross deferred tax asset of $10.3 million. Currently, Management does not expect to be able to utilize these NOLs to offset future taxable income, and therefore these deferred tax assets have a full valuation allowance recorded against them. Our ability to realize any of the above NOLs in the future will depend upon the Company’s ability to generate profits in the various tax jurisdictions to which they apply.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. We will continue to evaluate and assess the realizability of all deferred tax assets and adjust valuation allowances, if required in the future.

Restructuring Charges

As of December 31, 2006, we had a remaining accrual of $913,000 for the amount of estimated costs required to terminate the leases and close the facilities included in the December 2002 restructuring. The original charge of $8.9 million consisted of severance, site closure costs and asset impairments. Certain estimates were made in determining the amount of the charge for site closure costs and asset impairments, but no estimate for sublease income was made, given the market conditions at that time and the inability to find suitable tenants. The amount of the charge will be subject to change over time if a suitable tenant is identified or to the extent we are able to negotiate early lease terminations.

During 2006 and 2005, we did not enter into any sublease arrangements nor did we negotiate any termination settlements for the facilities that remain under contract. The cash payments recorded against the remaining accrual were related to the ongoing lease obligations.

Accounting for Contingencies

In the ordinary course of business, we have entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, we could be subject to litigation, claims or assessments arising from any or all of these relationships, or from our relationships with our employees. Management accounts for contingencies such as these in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires an estimated loss contingency be recorded when information available prior to the issuance of financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS No. 5 and its interpretations further state that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the range should be accrued. Accounting for contingencies arising from contractual or legal proceedings requires Management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Share-Based Compensation

Prior to January 1, 2006, we used the intrinsic value method of accounting for share-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options because the exercise price of stock options equaled the market price of our stock on the dates of grant. We also provided the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires that share-based awards be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We have adopted SFAS No. 123R using the modified prospective method.

Under the modified prospective method, we are required to record compensation expense for awards granted, modified or settled subsequent to the adoption of SFAS No. 123R over the related vesting period of such awards and record compensation expense prospectively for the unvested portion of awards issued and outstanding at the date of adoption over the remaining vesting period of such awards based on the original estimated fair value of such awards. No change in the results from prior periods is permitted under the modified prospective method. Accordingly, we have not restated prior period amounts. We determine the fair value of stock options using the Black-Scholes valuation model. Inherent in this valuation model are various assumptions and estimates, including, but not limited to, stock price volatility, risk-free borrowing rate and employee stock option exercise behaviors. We also utilize incentive compensation plans that have performance conditions, which require Management to estimate the level of performance that will be achieved. The share-based compensation expense recorded is partially based on the estimated achievement level of the performance targets.

Results of Operations

The following is a discussion of the major categories set forth in the consolidated statement of operations.

(dollars in thousands)	2006	2005	2004	% change 2006 vs. 2005	% change 2005 vs. 2004
Revenue:	$447,912	$401,334	$325,529	11.6%	23.3%
Services	330,943	278,999	215,173	18.6%	29.7%
Sales	116,969	122,335	110,356	-4.4%	10.9%
Average Number of Workstations	11,396	9,805	8,683

During 2006 and 2005, our increased revenue was driven by significant growth in our call production hours. Our call production hours increased by 18% and 24% in each year, respectively, as compared to the prior year.

The $46.6 million increase in revenue for 2006 was driven solely by growth in our Services revenue. Services revenue, which is made up primarily of customer service programs, increased to 74% of total revenue during 2006 as compared to 70% during 2005. A large part of the growth in Services revenue for 2006 was attributable to the services we performed for various healthcare clients in support of the Federal government’s Medicare Part D registration process. This registration process ended in the second quarter of 2006. Sales revenue declined during 2006 as compared to 2005, which can largely be attributed to the shift of this business to offshore centers, which have lower revenue rates per production hour. Total revenue per average workstation in production during 2006 decreased by 4% to $39,304 from $40,932 during 2005. The decline is primarily due to our recent expansion in the Philippines, where we have opened our third contact center and the resultant lower revenue rates as we migrate work offshore.

The $75.8 million increase in revenue for 2005 was largely driven by growth in our Services revenue, which accounted for over 84% of this increase and reflects the continuing growth in outsourced customer support. Services revenue increased to 70% of total revenue during 2005 compared to 66% during 2004. The growth in 2005 was driven primarily by expansion of new contracts in the healthcare, technology and government industries. Our Sales revenue also increased and reflected our strong growth in certain of our international markets. Total revenue per average workstation increased by 9% to $40,932 from $37,490 during 2004, primarily due to increased utilization rates and the growth in ancillary revenue.

As we continue to perform work for our customers in near-shore and offshore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. Changes in foreign exchange rates had a positive impact on total revenue of $4.1 million in 2006 compared to 2005, and was primarily due to changes in the Canadian dollar, the Euro and the British pound sterling. In 2005, changes in foreign exchange rates had a positive impact on total revenue of approximately $3.7 million compared to 2004, and was also primarily due to changes in the Canadian dollar, the Euro and the British pound sterling.

(dollars in thousands)	2006	2005	2004	% change 2006 vs. 2005	% change 2005 vs. 2004
Cost of Services:	$273,618	$244,572	$194,365	11.9%	25.8%
Labor costs	195,769	174,118	137,867	12.4%	26.3%
Telecom costs	22,225	19,389	17,875	14.6%	8.5%
Other direct costs	55,624	51,065	38,623	8.9%	32.2%
Total Cost of Services as a Percentage of Revenue	61.1%	60.9%	59.7%
Production Hours (in thousands)	18,260	15,478	12,488

Our cost of services consists primarily of direct labor costs associated with our customer service representatives (CSRs) and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance, other billable labor and support services costs.

In 2006, the increase in our cost of services over 2005 was driven primarily by direct labor cost increases directly attributable to increased production hours as well as increases in other costs of services. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour decreased in fiscal year 2006 to $10.72 from $11.25 in fiscal year 2005. The decrease reflects an overall decline in wage rates of approximately 7% in 2006 compared to 2005. This decrease is due to the volume of services performed in lower-wage offshore contact centers, partially offset by the impact of foreign currency exchange rates. Foreign currency exchange rates had an overall impact of increasing our cost of services by $6.5 million compared to 2005. However, the primary reason for the increase in direct labor cost overall was the increased volume of production hours necessary to support our revenue growth.

The increase in telecom costs during 2006 was volume- and product mix-driven, although our actual telecom cost per production hour decreased to $1.22 in 2006 from $1.25 in 2005. Contributing to this decline per production hour were refunds of $755,000, net of consultant fees, relating to Federal excise taxes that the U.S. Treasury Department has agreed to refund on long distance telephone service provided to companies. Other direct costs increased primarily due to increases in other billable labor ($1.1 million) and quality assurance ($1.8 million). Some of our other inbound customer care services, particularly those in the healthcare industry, require a variety of ancillary services that are off the phone, which tends to drive our other billable labor costs. Our quality assurance costs are typically a function of our call volume and tend to increase as our volume of business increases.

In 2005, the increase in cost of services of $50.2 million over 2004 was driven primarily by labor cost increases of $36.3 million. The labor cost increases were primarily volume driven. To a lesser extent, labor costs were impacted by foreign exchange and changes in hourly rates for our contact center staff. Our labor cost per production hour in 2005 was $11.25 compared to $11.04 in 2004, and reflected an overall increase in wage rates of approximately 1%, as well as the impact of foreign currency. Foreign currency exchange rates had an overall impact of increasing our cost of services by $4.9 million compared to 2004. Conversely, due to advances made in the technologies we used in providing our services, the greater propensity of customer service clients to cover their own telecommunications costs and the continuing commoditization of telecom services, our telecom cost per production hour decreased 13% to $1.25 in 2005 from $1.43 in 2004. Other direct costs increased primarily due to increases in our subcontracting costs ($4.3 million), other billable labor ($3.9 million) and quality assurance ($2.2 million). Rapid changes in call volume that are deemed to be short-term in nature are often handled through subcontracting arrangements.

(dollars in thousands)	2006	2005	2004	% change 2006 vs. 2005	% change 2005 vs. 2004
Selling, General & Administrative Expenses:	$155,435	$141,601	$123,559	9.8%	14.6%
Salaries, benefits and other personnel-related costs	65,382	56,716	48,774	15.3%	16.3%
Facilities and equipment costs	53,163	50,934	45,017	4.4%	13.1%
Depreciation and amortization	23,662	20,790	17,822	13.8%	16.7%
Other SG&A costs	13,228	13,161	11,946	0.5%	10.2%

Total SG&A as a Percentage of Revenue	34.7%	35.3%	38.0%

Selling, general and administrative (SG&A) expenses are primarily comprised of salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization.

SG&A expenses increased by $13.8 million in 2006 compared to 2005, primarily as a result of increased salaries and benefits costs along with facilities costs. Salaries and benefits costs increased primarily due to headcount increases as well as increases in base wage rates. Our facilities costs, which consist primarily of rent expense, increased by $2.2 million. During 2006, we opened two new contact centers in the United States, one new contact center in the Philippines and new contact centers in India and Costa Rica, as we continued to expand our worldwide operations. Approximately 37% of our SG&A expenses were incurred in foreign locations, which are subject to changes in foreign exchange rates. Foreign exchange rates had the effect of increasing SG&A expenses by approximately $800,000 in 2006 compared to 2005. As a percentage of revenue, our SG&A expenses declined in 2006 from 2005, primarily as a result of our ability to manage our revenue growth by increasing utilization of existing infrastructure

SG&A expenses increased by $18.0 million in 2005 compared to 2004, primarily as a result of increases in salaries and benefits and increased facilities costs. Salaries and benefits costs increased primarily due to headcount increases. Our facilities costs, which consist primarily of rent expense, increased by $5.9 million. During 2005, we opened three new contact centers in the United States and one new contact center in the Philippines to meet increasing demand for our outsourced customer care services. Approximately 34% of our SG&A expenses were incurred in foreign locations, which are subject to changes in foreign exchange rates. Foreign exchange rates had the effect of increasing SG&A expenses by approximately $1.6 million in 2005 compared to 2004. As a percentage of revenue, our SG&A expenses declined in 2005 from 2004 primarily as a result of our ability to manage our revenue growth by increasing utilization of existing infrastructure.

(dollars in thousands)	2006	2005	2004	% change 2006 vs. 2005	% change 2005 vs. 2004
Litigation Costs (Recoveries):	$—	$(3,611)	$10,338	-100.0%	-134.9%

In prior years, litigation costs associated with the Shingleton litigation were disclosed separately. There were no litigation costs in 2006, as this matter was fully resolved in the prior year. In 2005, we had recoveries from one of our insurance carriers of $4.1 million. These insurance proceeds were partially offset by incurred legal expenses of $604,000. The insurance proceeds represent the culmination of litigation we were pursuing against one of the insurance carriers involved in the Shingleton litigation. In addition to the proceeds from the insurance carrier, we also settled a related matter with one of our insurance brokers for a $115,000 recovery. In 2004, litigation costs associated with the Shingleton litigation totaled $10.3 million.

(dollars in thousands)	2006	2005	2004	% change 2006 vs. 2005	% change 2005 vs. 2004
Interest Expense:	$(940)	$(2,637)	$(1,729)	-64.4%	52.5%
Interest Income:	$780	$173	$135	350.9%	28.1%

In 2006, the decrease in interest expense was due to the fact that we repaid all amounts outstanding under our Credit Facility in April 2006, using proceeds from our $53.1 million equity offering. Notwithstanding the repayment, the weighted average interest rate in 2006 on amounts outstanding under the Credit Facility was 6.2% compared to 5.0% in 2005. The remaining proceeds from the equity offering were used for general corporate purposes as well as investments in money market accounts, which significantly increased our interest income during 2006 compared to 2005. We earned interest at blended rates of 5.0% during 2006 on our money market investments compared to 2.8% in 2005.

In 2005, the increase in net interest expense over 2004 was the result of increased average daily outstanding balances under our Credit Facility during 2005 compared to 2004, as well as higher interest rates. Average borrowings were approximately $47.0 million in 2005 compared to $39.7 million in 2004. The weighted average interest rate on amounts outstanding under our Credit Facility was 5.0% in 2005 compared to 3.7% in 2004.

(dollars in thousands)	2006	2005	2004	% change 2006 vs. 2005	% change 2005 vs. 2004
Income Tax Provision (Benefit):	$1,888	$4,133	$(1,634)	-54.3%	-352.9%

Our income tax provision (benefit) decreased by $2.2 million in 2006 and increased by $5.8 million in 2005. The effective income tax rate for the years ended December 31, 2006 and 2005 was 10% and 25%, respectively. Our effective income tax rate in 2004 was an income tax benefit of 38%.

Our 2006 effective tax rate is reflective of the fact that approximately $14.4 million of the Company’s pre-tax profit was generated in the Philippines, which was not subject to income tax as a result of incentive tax holidays. Also impacting the rate in 2006 was $1.2 million of work opportunity tax credits, which resulted in an income tax benefit of $776,000. The Federal government renewed legislation in the fourth quarter of 2006 to continue this credit program.

In 2005, the decrease in our effective income tax rate was primarily due to the Company generating $4.4 million of profit in the Philippines, which was not subject to income tax as a result of incentive tax holidays. Our income tax provision in 2005 reflects the recording of additional valuation allowances of $1.1 million recorded for the remaining deferred tax assets related to our net operating loss carryforwards in Australia. Also, during 2005, the Internal Revenue Service denied a claim we had filed for research and development (R&D) credits associated with a previous tax year. While we plan to appeal, we have determined that a full valuation allowance should be recorded on any remaining deferred tax assets associated with R&D credits. Therefore, an additional $599,000 of valuation allowance was recorded in 2005. The impact on our effective income tax rate of these increases in valuation allowances was partially offset by work opportunity tax credits of approximately $605,000.

Quarterly Results and Seasonality

We have experienced, and expect to continue to experience, quarterly variations in operating results, principally as a result of the timing of programs conducted by new and existing clients (particularly programs with substantial amounts of upfront project set-up costs), and selling, general and administrative expenses to support the growth and development of existing and new business units.

Our business tends to be strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season, while the first quarter often reflects a slowdown relating to the cessation of that activity. Currently, 74% of our revenue is being generated from service programs, which generally have less seasonality than sales programs. Typically, we experience higher call volumes and improved financial results during the second half of our fiscal year as compared to the first half.

Our results in the fourth quarter of 2006 were impacted by certain weather-related events and an earthquake in the Pacific Rim, both of which caused reduction in call center activity and fourth quarter profit. Partially offsetting these events were certain discrete income tax items, which reduced our effective income tax rate. Our results in the third quarter of 2006 benefited from a reduction in our effective tax rate due to certain discrete income tax items. Our results in the third quarter of 2005 included the receipt of $4.1 million in insurance proceeds related to the Shingleton litigation, and also reflected certain discrete income tax items, which had the effect of reducing our income tax provision in that quarter. Our fourth quarter 2004 results were impacted by the $7.7 million accrual for the settlement amount of the Shingleton litigation, partially offset by the receipt of $2.7 million of insurance proceeds.

Liquidity and Capital Resources

At December 31, 2006, we had $32.4 million of cash and cash equivalents compared to $10.4 million at December 31, 2005.

We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. In April 2006, we also raised $53.1 million through a registered equity offering. The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility, if applicable, and costs of operations.

Cash From Operations

Cash provided by operations in 2006, 2005 and 2004 was $34.8 million, $26.1 million and $13.1 million, respectively.

Cash from operations in 2006 was primarily generated by net income of $16.8 million and various non-cash expenses of $24.6 million. The non-cash expenses included $23.7 million of depreciation and amortization and non-cash share-based compensation of $1.9 million, partially offset by $1.0 million of deferred income tax benefits and other non-cash items. Changes in our working capital accounts (exclusive of cash and cash equivalents) and non-current assets and liabilities decreased cash flow from operations by $6.7 million. This decrease in cash flow was primarily due to a decrease in accrued expenses of $8.7 million, offset by changes in our other working capital accounts (exclusive of cash and cash equivalents) and non-current assets and liabilities which generated $2.0 million of positive cash flow. Included in accrued expenses at December 31, 2005 was an amount of $6.6 million that was owed to a customer which is an association comprised of several member companies. The $6.6 million represented amounts previously collected from the association that were re-billed to the member companies at the request of the association in order to reflect a revised billing arrangement. The $6.6 million re-billed to the member companies was collected by us prior to December 31, 2005, and such amount was repaid to the association’s customers in the first half of 2006.

Cash from operations in 2005 was primarily generated by net income of $12.2 million and various non-cash expenses of $25.4 million. The non-cash expenses included $20.8 million of depreciation and amortization and $4.0 million of deferred income tax expense. The net income and non-cash items were partially offset by the payment of our Shingleton litigation settlement of $14.8 million. Other working capital changes (exclusive of cash and cash equivalents) and changes in non-current assets and liabilities resulted in an additional $3.3 million of operating cash flow. A $19.1 million increase in accounts payable and accrued expenses was driven by higher accruals for payroll and related expenses, higher deferred revenue and $6.6 million of amounts due to a customer, as described above. This increase was partially offset by a $17.8 million increase in accounts receivable which was due to higher revenue and a slightly extended collection cycle. Much of the cash associated with these fourth quarter receivables was collected in January and February of 2006.

Cash from operations in 2004 was primarily generated by a net loss of $2.7 million, which was offset by non-cash expenses of $18.4 million, primarily depreciation and amortization, and increased litigation accruals of

$10.4 million. The additional litigation accrual is associated with the Shingleton settlement. Changes in working capital (exclusive of cash and cash equivalents and the increased litigation accrual) and changes in non-current assets and liabilities accounted for a $13.0 million decrease in cash flow from operations and was driven primarily by an increase in accounts receivable. Our accounts receivable increased because of the significant growth in revenue in the fourth quarter of 2004. Much of the cash associated with these fourth quarter receivables was collected in January and February of 2005.

Credit Facility

In 2006, 2005 and 2004, we had net borrowings (repayments) under the Credit Facility of $(35.0) million, $(4.0) million and $9.0 million, respectively. We repaid our outstanding borrowings using proceeds from the equity offering we completed in April 2006 and had no outstanding borrowings under the Credit Facility as of December 31, 2006. The primary use of borrowings was to fund a portion of our capital expenditures each year. In March 2005, some of our borrowings were used to make payment on the Shingleton settlement. These borrowings were repaid in 2005 with cash flow provided by operations. Additionally, in 2004, borrowings under our Credit Facility were used to pay a portion of the purchase price for the acquisition of DPS Data Group LLC (DPS). We paid $1.1 million, $2.7 million and $1.4 million of interest expense for amounts outstanding for each of those years.

Our Credit Facility is a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. As of December 31, 2006, we were in compliance with all of the covenants contained in the Credit Facility.

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

In 2005, we incurred $596,000 of debt issuance costs associated with the Credit Facility. These costs have been deferred and are being amortized over the five-year term of the Credit Facility.

Equity Transactions

In April 2006, we completed an offering of our common stock. We sold 2,350,000 shares and generated proceeds of $53.1 million, net of underwriting discount and offering costs. A portion of these proceeds was used to repay amounts outstanding under our Credit Facility, which at the time was $34.0 million. Management expects to continue using the remaining proceeds for working capital, business acquisitions and other general corporate needs.

During 2006, we generated $5.2 million in proceeds from the exercise of employee stock options, which also resulted in $3.8 million of positive cash flow from related income tax benefits.

Litigation

In March 2005, we announced a settlement with the plaintiffs in the Shingleton litigation and made payments of $14.8 million to satisfy our obligations under the settlement. This payment was funded with cash-on-hand, borrowings under our Credit Facility and proceeds from responsive insurance coverage. Under the terms of the settlement, ICT, without admitting liability or wrongdoing, agreed to pay $14.75 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law of 30 days of wages plus interest, which was being sought for all class members regardless of the amount of wages allegedly unpaid. The settlement agreement was approved by the Court on June 27, 2005.

In 2005, our total legal costs associated with this litigation were $604,000. Until the litigation was settled, we had spent significant resources defending the Company in both the class action and its related litigation. Our associated legal costs in 2004 were $2.6 million. We did recover some of these costs from our insurance carriers. We received a payment of $2.7 million in March 2005 from one of the insurers, which was used to pay a portion of the settlement amount. During the third quarter of 2005, we negotiated a settlement with the other insurer and collected the $4.1 million settlement amount. In addition to the proceeds from the insurance carrier, we also settled a related matter in 2005 with one of our insurance brokers for $115,000, which was collected in January 2006. There is no remaining liability associated with the Shingleton litigation.

Capital Expenditures and Business Combinations

In 2006, we spent $25.9 million on capital expenditures compared to $21.1 million and $25.1 million in 2005 and 2004, respectively. For each year, these amounts represented the vast majority of our investing activities. A portion of our capital expenditures is reflected in our workstation growth. We had 12,719 workstations in operation at December 31, 2006, compared to 10,662 workstations at December 31, 2005 and 9,264 at December 31, 2004.

In 2006, we added a net total of 2,057 workstations. This included 1,080 workstations added to our contact centers in the Philippines, primarily through the opening of our third Philippine contact center in 2006. We also added 670 workstations through our acquisition of Proyectar Connect S.A. on November 30, 2006. For purposes of determining revenue per average workstation, we have only included one-third of the Proyectar workstations since we only generated one month of revenue in Argentina for the fourth quarter of 2006. The remaining 307 net workstations were added in a variety of our existing facilities both domestically and offshore. We spent approximately $18.8 million on workstation expansion. The remainder of our capital expenditures related primarily to information technology hardware and software.

In 2005, we added a net total of 1,398 workstations. This included 692 workstations added to our near-shore and offshore locations, located primarily in the Philippines and Mexico. The remaining 706 workstations were added in our domestic contact centers. We spent approximately $14.8 million on workstation expansion. The remainder of our capital expenditures related primarily to information technology hardware and software.

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

In addition to capital expenditures, we spent $11.0 million, $178,000 and $3.0 million in 2006, 2005 and 2004, respectively, on business combinations. On November 30, 2006, we purchased the stock of Proyectar Connect S.A., a company located in Argentina that provides inbound and outbound customer support services. The cash paid was $11.0 million, including transaction costs and net of cash acquired. In connection with this transaction, we may pay additional cash consideration of up to $4.0 million contingent upon the achievement of specific financial goals for the twelve months ending May 31, 2007. In March 2005, we made the final payment associated with our acquisition of Grupo Teleinter, S.A. de C.V., a contact center in Mexico City, which was acquired in 2002 for $1.6 million. This payment of $178,000 was contingent upon the subsidiary’s operating results and was agreed to at the time of the acquisition. The amounts paid in 2005 were accounted for as additional goodwill. In April 2004, we acquired the assets of DPS for $3.0 million. This amount included approximately $111,000 of direct costs incurred for the transaction. In connection with the acquisition of DPS, we agreed to pay the shareholders of DPS additional consideration based on the achievement of specific financial goals for 2004. These goals were not achieved and therefore no additional amounts were paid out under this agreement.

Our operations will continue to require significant capital expenditures to support the growth of our business. Historically, equipment purchases have been financed through cash generated from operations, the Credit Facility and our ability to acquire equipment through operating leases. We believe that cash-on-hand, together with cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under our Credit Facility, will be sufficient to finance our current operations and planned capital expenditures at least into 2008.

Commitments and Obligations

As of December 31, 2006, we are parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from operations. We would also consider accessing the capital markets to meet our needs, although we can make no assurances that this type of financing would be available when we might need it. The table noted below presents a summary of these obligations and commitments:

Contractual Obligations:

	Payments Due By Period
(in thousands) Description	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases (1)	$74,837	$21,254	$24,794	$12,195	$16,594
Telephone contract commitments	11,854	6,454	5,400	—	—
Credit Facility (2)	—	—	—	—	—

Total contractual obligations	$86,691	$27,708	$30,194	$12,195	$16,594

(1)

Includes facility and equipment operating leases, some of which call for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

(2)

At December 31, 2006, we did not have any borrowings outstanding under the Credit Facility. The amount of the unused Credit Facility at December 31, 2006 was $125.0 million. For additional information, see Note 8 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Our table of contractual obligations excludes purchase orders for merchandise and supplies in the normal course of business that are expected to be liquidated within 12 months.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” Among other things, FIN 48 prescribes a “more likely than not” recognition threshold and measurement attribute for the financial statement recognition and de-recognition of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 will be recorded as a charge to opening retained earnings in the first quarter of 2007. The Company is currently evaluating the effects of implementing this new standard.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application permitted for the first interim period ending after November 15, 2006. The adoption of SAB 108 did not have any effect on our results of operations or financial position.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related to our Credit Facility as well as investments in short-term, interest-bearing securities such as money market accounts. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Interest earned on our cash balances is based on current market rates. Accordingly, a 1.0% change (100 basis points) in these rates would have resulted in net interest income and expense changing by approximately $40,000 and $410,000 for the years ended December 31, 2006 and 2005, respectively. Interest expense for the year ended December 31, 2006, consists primarily of amortization of debt issuance costs associated with our Credit Facility. We have not incurred any interest expense on actual borrowings since May 2006. Correspondingly, our interest income earned has increased significantly as we have higher levels of invested cash due to the equity offering. The interest rates in effect for the Credit Facility at any point in time approximate market rates; thus, the fair value of any outstanding borrowings approximates its reported value. In the past, Management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider using these instruments to manage the impact of changes in interest rates based on Management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner

Foreign Currency Risk

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico, the Philippines, India, Argentina and Costa Rica that are subject to foreign currency fluctuations. Our most significant foreign currency exposures occur when revenue is generated in one foreign currency and corresponding expenses are generated in another foreign currency. Currently, our most significant exposure has been with our Canadian and Philippine operations, where revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in either Canadian dollars (CAD) or Philippine pesos (PHP). We mitigate a portion of these exposures through foreign currency derivative contracts.

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $3.4 million and $2.5 million on our earnings for the years ended December 31, 2006 and 2005, respectively.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference from our definitive proxy statement in connection with our 2007 Annual Meeting of Shareholders, to be filed no later than April 30, 2007 (the Proxy Statement).

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference from the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated herein by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically.

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

10.4	ICT Group, Inc. 2006 Equity Compensation Plan, which amended the ICT Group, Inc. 1996 Equity Compensation Plan (Filed with Company’s Definitive Proxy Statement on April 17, 2006) +

10.5	ICT Group, Inc. 2006 Non-Employee Directors Plan, which amended the ICT Group, Inc. 1996 Non-Employee Directors Plan (Filed with Company’s Definitive Proxy Statement on April 17, 2006) +

10.6	ICT Group, Inc. Non-Qualified Deferred Compensation Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999) +

10.7	Form of Voting Agreement between the Company and certain option holders (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))

10.8

Amended and Restated Shareholders Agreement among John J. Brennan, Donald P. Brennan, the Company and certain family trusts, dated October 16, 2000 (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.12	Employment Agreement between Vincent A. Paccapaniccia and the Company, dated August 24, 1998 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998) +

10.13	Employment Agreement between Timothy F. Kowalski and the Company, dated July 7, 1997 (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999) +

10.14

Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated January 2, 2002 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) +

10.16	Employment Agreement between Pam Goyke and the Company, dated September 11, 2000 (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) +

10.17	Employment Agreement between Dean Kilpatrick and the Company, dated May 5, 1995 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) +

10.20	Lease Agreement between Brandywine Operating Partnership, L.P., dated January 23, 2001 (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.22

Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated January 2, 2002 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) +

10.26	Employment Agreement between John L. Magee and the Company, dated August 1, 2002 (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) +

10.27

Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated October 1, 2002 (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) +

10.29	Amendment to Employment Agreement between Pam Goyke and the Company, dated October 1, 2002 (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) +

10.30

Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated October 1, 2002 (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) +

10.31	Employment Agreement between John Campbell and the Company, dated March 1, 2003 (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) +

10.32

Amendment to Employment Agreement between Timothy F. Kowalski and the Company, dated March 17, 2003 (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) +

10.33	Employment Agreement between Jeffrey Moore and the Company, dated November 7, 2003 (Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) +

10.34	Employment Agreement between Donald T. McCormick and the Company, dated December 1, 1999 (Filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004) +

10.35	Employment Agreement between James Shannon and the Company, dated September 15, 2002 (Filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004) +

10.36	ICT Group, Inc. Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2005) +
10.37	Description of Compensation of Non-Employee Directors (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004) +

10.38

Employment Agreement between Janice A. Jones and the Company dated January 2, 2002, as amended on September 1, 2002 (Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004) +

10.39

Proposed Settlement Agreement for the Shingleton class action litigation, dated February 25, 2005 (Filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.40

Settlement Agreement and Mutual Release with Federal Insurance Company, dated February 25, 2005 (Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.41

Amended and Restated Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated April 1, 2004 (Filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.42

Voting Agreement among John J. Brennan, Eileen Brennan Oakley and the Company, dated April 1, 2004 (Filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.43

Amended and Restated Credit Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as guarantors, the lenders named therein, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (Filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.44

Amended and Restated Security Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as grantors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.45

Amended and Restated Pledge Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as pledgors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.46	Employment Agreement between Lloyd M. Wirshba and the Company, dated July 5, 2005 (Filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) +

10.47

Settlement Agreement and Mutual Release, dated August 10, 2005, by and between ICT Group, Inc. with various Individual Insureds and National Union Fire Insurance Company, referred to as National Union (Filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.48

ICT Group, Inc. Non-Qualified Retirement Plan (The Basic Plan Document, Adoption Agreement and amendments thereto are Filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005) +

10.49	ICT Group, Inc. 1996 Equity Compensation Plan Grant Form (Filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005) +

10.50	Non-qualified Stock Option Grant Letter for Lloyd M. Wirshba (Filed as Exhibit 10.1 to the Company’ Current Report on Form 8-K, dated February 27, 2006) +

10.51	Employment Agreement between John J. Brennan and the Company, dated March 13, 2006 (Filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated March 17, 2006) +

10.52	ICT Group, Inc. Long Term Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2006) +

10.53

Underwriting Agreement dated April 6, 2006, between ICT Group, Inc., the Selling Shareholders, and the Underwriters (Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed April 6, 2006)

10.54	ICT Group, Inc. 2006 Non-Employee Directors Plan Grant Form for Restricted Stock Units (Filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) +

10.55	ICT Group, Inc. 2006 Equity Compensation Plan Grant Form for Restricted Stock Units (Filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-k for the year ended December 31, 2006) +*

21	List of Subsidiaries *

23	Consent of KPMG LLP *

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

+	Compensation plans and arrangements for executives and others.
*	Filed herewith

Financial Statements and Financial Statement Schedules

See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICT GROUP, INC. (Registrant)

Dated: March 9, 2007	By:	/s/ JOHN J. BRENNAN
John J. Brennan
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JOHN J. BRENNAN John J. Brennan	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 9, 2007

By:	/s/ VINCENT A. PACCAPANICCIA Vincent A. Paccapaniccia	Executive Vice President, Corporate Finance and Chief Financial Officer (principal financial and accounting officer)	March 9, 2007

By:	/s/ DONALD P. BRENNAN Donald P. Brennan	Vice-Chairman	March 9, 2007

By:	/s/ BERNARD SOMERS Bernard Somers	Director	March 9, 2007

By:	/s/ JOHN STOOPS John Stoops	Director	March 9, 2007

By:	/s/ SETH LEHR Seth Lehr	Director	March 9, 2007

By:	/s/ GORDON COBURN Gordon Coburn	Director	March 9, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

9.1

Amended and Restated Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated October 16, 2000 (Filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.4	ICT Group, Inc. 2006 Equity Compensation Plan, which amended the ICT Group, Inc. 1996 Equity Compensation Plan (Filed with Company’s Definitive Proxy Statement on April 17, 2006)+

10.5	ICT Group, Inc. 2006 Non-Employee Directors Plan, which amended the ICT Group, Inc. 1996 Non-Employee Directors Plan (Filed with Company’s Definitive Proxy Statement on April 17, 2006)+

10.6	ICT Group, Inc. Non-Qualified Deferred Compensation Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.7	Form of Voting Agreement between the Company and certain option holders (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))

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

10.22

Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated January 2, 2002 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.26	Employment Agreement between John L. Magee and the Company, dated August 1, 2002 (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

Exhibit No.	Description
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

10.38

Employment Agreement between Janice A. Jones and the Company dated January 2, 2002, as amended on September 1, 2002 (Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)+

10.39

Proposed Settlement Agreement for the Shingleton class action litigation, dated February 25, 2005 (Filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.40

Settlement Agreement and Mutual Release with Federal Insurance Company, dated February 25, 2005 (Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.41

Amended and Restated Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated April 1, 2004 (Filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.42

Voting Agreement among John J. Brennan, Eileen Brennan Oakley and the Company, dated April 1, 2004 (Filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.43

Amended and Restated Credit Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as guarantors, the lenders named therein, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (Filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

Exhibit No.	Description
10.44

Amended and Restated Security Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as grantors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.45

Amended and Restated Pledge Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as pledgors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.46	Employment Agreement between Lloyd M. Wirshba and the Company, dated July 5, 2005 (Filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)+

10.47

Settlement Agreement and Mutual Release, dated August 10, 2005 by and between ICT Group, Inc. with various Individual Insureds and National Union Fire Insurance Company, referred to as National Union (Filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.48

ICT Group, Inc. Non-Qualified Retirement Plan (The Basic Plan Document, Adoption Agreement and amendments thereto are Filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)+

10.49	ICT Group, Inc. 1996 Equity Compensation Plan Grant Form (Filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)+

10.50	Non-qualified Stock Option Grant Letter for Lloyd M. Wirshba (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 27, 2006)+

10.51	Employment Agreement between John J. Brennan and the Company, dated March 13, 2006 (Filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated March 17, 2006)+

10.52	ICT Group, Inc. Long Term Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2006)+

10.53

Underwriting Agreement dated April 6, 2006 between ICT Group, Inc., the Selling Shareholders, and the Underwriters (Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed April 6, 2006)

10.54	ICT Group, Inc. 2006 Non-Employee Directors Plan Grant Form for Restricted Stock Units (Filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)+

10.55	ICT Group, Inc. 2006 Equity Compensation Plan Grant Form for Restricted Stock Units (Filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-k for the year ended December 31, 2006)+ *

21	List of Subsidiaries *

23	Consent of KPMG LLP *

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

+	Compensation plans and arrangements for executives and others.
*	Filed herewith.

ICT GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Management’s Report on Internal Control over Financial Reporting

Management of ICT Group, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, Management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited Management’s assessment of the Company’s internal control over financial reporting. Their opinions on Management’s assessment and the effectiveness of the Company’s internal control over financial reporting appears on page F-3 in this Annual Report on Form 10-K.

/s/ JOHN J. BRENNAN
John J. Brennan
Chairman, President and Chief Executive Officer

/s/ VINCENT A. PACCAPANICCIA
Vincent A. Paccapaniccia
Executive Vice President, Corporate Finance and Chief Financial Officer

March 9, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ICT Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that ICT Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ICT Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ICT Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ICT Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ICT Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 9, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ICT Group, Inc.:

We have audited the accompanying consolidated balance sheets of ICT Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICT Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ICT Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 9, 2007

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,367	$10,428
Accounts receivable, net of allowance for doubtful accounts of $489 and $362	83,673	82,656
Prepaid expenses and other current assets	10,898	11,198
Income taxes receivable	2,676	—
Deferred income taxes	250	4,238

Total current assets	129,864	108,520

PROPERTY AND EQUIPMENT, NET	61,667	56,924
DEFERRED INCOME TAXES	4,756	—
GOODWILL	12,862	3,477
OTHER ASSETS	6,517	3,838

	$215,666	$172,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,376	$19,946
Accrued expenses and other current liabilities	22,506	30,898
Income taxes payable	4,193	795
Deferred income taxes	2,266	—

Total current liabilities	50,341	51,639

LINE OF CREDIT	—	35,000
OTHER LIABILITIES	3,443	2,880
DEFERRED INCOME TAXES	737	2,228

COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 15,734 and 12,789 shares issued and outstanding	157	128
Additional paid-in capital	115,633	51,791
Retained earnings	44,377	27,566
Accumulated other comprehensive income	978	1,527

Total shareholders’ equity	161,145	81,012

	$215,666	$172,759

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2006	2005	2004
REVENUE	$447,912	$401,334	$325,529

OPERATING EXPENSES:
Cost of services	273,618	244,572	194,365
Selling, general and administrative (including share-based compensation of $1,949, $0 and $0, respectively)	155,435	141,601	123,559
Litigation costs (recoveries)	—	(3,611)	10,338

	429,053	382,562	328,262

Operating income (loss)	18,859	18,772	(2,733)
INTEREST EXPENSE	(940)	(2,637)	(1,729)
INTEREST INCOME	780	173	135

Income (loss) before income taxes	18,699	16,308	(4,327)
INCOME TAX PROVISION (BENEFIT)	1,888	4,133	(1,634)

NET INCOME (LOSS)	$16,811	$12,175	$(2,693)

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$1.14	$0.96	$(0.21)

Diluted earnings (loss) per share	$1.11	$0.94	$(0.21)

Shares used in computing basic earnings (loss) per share	14,713	12,722	12,571

Shares used in computing diluted earnings (loss) per share	15,164	12,964	12,571

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2004	12,483	$125	$51,485	$18,084	$857	$70,551
Exercise of stock options and related income tax benefit	163	2	271	—	—	273

Comprehensive loss:
Net loss	—	—	—	(2,693)	—	(2,693)
Currency translation adjustment	—	—	—	—	538	538
Unrealized gain on derivative instruments, net of tax	—	—	—	—	279	279

Total comprehensive loss						(1,876)

BALANCE, DECEMBER 31, 2004	12,646	127	51,756	15,391	1,674	68,948
Exercise of stock options and related income tax benefit	143	1	35	—	—	36

Comprehensive income:
Net income	—	—	—	12,175	—	12,175
Currency translation adjustment	—	—	—	—	(497)	(497)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	350	350

Total comprehensive income						12,028

BALANCE, DECEMBER 31, 2005	12,789	128	51,791	27,566	1,527	81,012
Exercise of stock options and related income tax benefit	591	6	5,172	—	—	5,178
Income tax benefit relating to the exercise of stock options			3,848			3,848
Vesting of restricted share unit awards	4	—	—	—	—	—
Share-based compensation	—	—	1,791	—	—	1,791
Proceeds from equity offering, net of offering costs	2,350	23	53,031	—	—	53,054

Comprehensive income:
Net income	—	—	—	16,811	—	16,811
Currency translation adjustment	—	—	—	—	252	252
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(801)	(801)

Total comprehensive income						16,262

BALANCE, DECEMBER 31, 2006	15,734	$157	$115,633	$44,377	$978	$161,145

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,811	$12,175	$(2,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,662	20,790	17,822
Share-based compensation	1,949	—	—
Tax benefit of stock option exercises	—	109	169
Deferred income tax (benefit) expense	(1,195)	4,029	181
Amortization of deferred financing costs	181	194	209
Gain on sale of equipment	—	(184)	—
Asset impairment	14	458	—
(Increase) decrease in:
Accounts receivable	1,052	(17,755)	(15,327)
Prepaid expenses and other	626	2,727	(2,076)
Other assets	(725)	(418)	(455)
Increase (decrease) in:
Accounts payable	373	3,176	3,274
Accrued expenses and other liabilities	(8,708)	15,962	1,172
Income taxes	722	(420)	375
Accrued litigation	—	(14,750)	10,403

Net cash provided by operating activities	34,762	26,093	13,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of marketable securities	—	—	5,500
Purchases of property and equipment	(25,942)	(21,132)	(25,135)
Proceeds from sale of equipment	—	249	—
Cash paid for acquired businesses, net of cash acquired	(10,955)	(178)	(3,011)

Net cash used in investing activities	(36,897)	(21,061)	(22,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	10,000	45,000	45,000
Payments on line of credit	(45,000)	(49,000)	(36,000)
Proceeds from equity offering, net of offering costs	53,054	—	—
Payment of debt issuance costs	—	(596)	—
Proceeds from exercise of stock options	5,178	209	339
Tax benefit of stock option exercises	3,848	—	—

Net cash provided by (used in) financing activities	27,080	(4,387)	9,339

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(3,006)	(1,636)	(419)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,939	(991)	(672)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,428	11,419	12,091

CASH AND CASH EQUIVALENTS, END OF YEAR	$32,367	$10,428	$11,419

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

Note 1:    BACKGROUND

ICT Group, Inc. (incorporated in the Commonwealth of Pennsylvania in 1987) and subsidiaries (the Company), is a leading global provider of outsourced customer management and business process outsourcing solutions. We provide a comprehensive mix of sales, service, marketing and business services outsourcing solutions. We manage customer operations centers in the U.S., U.K., Ireland, Canada, Australia, Mexico, Barbados, Argentina, India, Costa Rica and the Philippines from which we support domestic and multinational corporations and institutions, primarily in the financial services, insurance, telecommunications, healthcare, information technology, government and energy services industries. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

Note 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of ICT Group, Inc. and its wholly-owned and controlled subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation,” the functional currency of our foreign subsidiaries is their local currency. Therefore, all assets and liabilities of our foreign subsidiaries are translated at the period-end currency exchange rate and revenue and expenses are translated at an average currency exchange rate for the period. The resulting translation adjustment is accumulated in a separate component of shareholders’ equity. Gains and losses on the remeasurement of intercompany loans that are treated as a permanent investment because repayment is not planned or anticipated in the near future are accumulated in a separate component of shareholders’ equity. Gains and losses on the remeasurement of intercompany loans which are expected to be repaid are included in the determination of net income or loss.

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

In order to provide our business services solutions, we may incur certain upfront project set-up costs specific to each customer contract. In certain instances, we can bill the customer for these costs; however, because the delivered item (project set-up services) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent we have billed these costs and there are no customer issues with collection, we will defer the project set-up costs and amortize such amounts over the program period, remaining contract term or until contract termination. The costs incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue. Deferred revenue totaled $6.0 million and $8.1 million as of December 31, 2006 and 2005, respectively. The current portion is included in accrued expenses and other current liabilities with the non-current portion included in other liabilities in the accompanying consolidated balance sheets. The deferred revenue related to upfront project set-up costs was $5.0 million and $4.8 million as of December 31, 2006 and 2005, respectively. The current portion of the deferred cost associated with this revenue is included in prepaid expenses and other current assets with the non-current portion included in other assets in the accompanying consolidated balance sheets. The deferred costs totaled $3.4 million and $3.3 million at December 31, 2006 and 2005, respectively.

Our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with purchased maturities of three months or less. Cash equivalents at December 31, 2006 and 2005 consisted of an overnight repurchase agreement and money market accounts.

Marketable Securities

To the extent we maintain certain investments in marketable securities, we account for them according to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income, net of the related tax effect, if any. Any declines in the fair value of the securities that are considered “other than temporary” are recognized currently in the statement of operations as an impairment of the security. Subsequent recoveries in the fair value, if any, are not recognized in the statement of operations, but as a component of accumulated other comprehensive income, as indicated above.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents Management’s best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance based on historical write-off experience and any specific customer collection issues that have been identified. We review our allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Amounts charged to expense in 2006, 2005 and 2004 were $475,000, $150,000 and $205,000, respectively. We do not have any off-balance sheet credit exposure related to our customers.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the applicable assets using the straight-line method. The lives used are as follows:

Communications and computer equipment	3-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life

Depreciation and amortization expense relating to property and equipment was $23.3 million, $20.4 million and $17.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized and amortized over their estimated useful lives. Improvements made to our leased facilities are amortized into expense over the remaining lease term.

Under the provisions of Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize the costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and Management has authorized funding for the project, and it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) direct payroll and payroll-related costs relating to the time spent by employees on each internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We capitalized $968,000, $948,000 and $1.7 million of costs during 2006, 2005 and 2004, respectively, which have been included in communications and computer equipment. These costs are amortized on a project-by-project basis over the estimated useful life, typically three years, beginning when the software is placed into operations and is ready for its intended purpose. At December 31, 2006 and 2005, there was $829,000 and $503,000, respectively, of capitalized costs associated with projects that are still in progress, and therefore are not currently being amortized.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are recorded in connection with business combinations (see Note 5). An impairment may exist when events have occurred or circumstances exist that would cause the fair value of these assets to fall below their carrying value. Although goodwill is no longer required to be amortized, we are required to perform an annual impairment review of our goodwill. This impairment review, which is performed in the fourth quarter of each year, is a discounted cash flow analysis using projected cash flows of the Company. Management has determined that we have one reporting unit for purposes of applying SFAS No. 142, “Goodwill and Other Intangible Assets,” based on our current reporting structure. We performed our impairment test as of December 31, 2006, and determined that goodwill was not impaired. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist which could indicate an impairment of our goodwill. For the years ended December 31, 2006, 2005 and 2004, there were no impairment charges taken against goodwill. Other intangible assets are evaluated under the provision of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discussed below. There were no impairment charges taken against other intangible assets for the years ended December 31, 2006, 2005 and 2004.

Impairment of Long-Lived Assets

Under the provisions of SFAS No. 144, long-lived assets, such as property and equipment and intangible assets, are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to measure recoverability. If impairment is indicated, measurement of the impairment is based on the difference between the carrying value and fair value of the assets, generally determined based on the present value of expected future cash flows associated with the use of the asset. For the years ended December 31, 2006, 2005 and 2004, we recorded impairment charges of $14,000, $458,000 and $0, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such items are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and a line of credit. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values due to the short-term nature of those instruments. To the extent we have any outstanding borrowings under our line of credit, the fair value would approximate its reported value because our interest rate is variable and reflects current market rates.

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

Share-Based Compensation

Prior to January 1, 2006, we used the intrinsic value method of accounting for share-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options because the exercise price of stock options equaled the market price of our stock on the dates of grant. We also provided the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure.”

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires that share-based awards be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. We have adopted SFAS No. 123R using the modified prospective method.

Under the modified prospective method, we are required to record compensation expense for awards granted, modified or settled subsequent to the adoption of SFAS No. 123R over the related vesting period of such awards and record compensation expense prospectively for the unvested portion of awards issued and outstanding at the date of adoption over the remaining vesting period of such awards based on the original estimated fair value of such awards. No change in the results from prior periods is permitted under the modified prospective method. Accordingly, we have not restated prior period amounts. We determine the fair value of stock options using the Black-Scholes valuation model. Inherent in this valuation model are various assumptions and estimates, including, but not limited to, stock price volatility, risk-free borrowing rate and employee stock option exercise behaviors. We also utilize incentive compensation plans that have performance conditions, which require management to estimate the level of performance that will be achieved. The share-based compensation expense recorded is partially based on the estimated achievement level of the performance targets (see Note 11).

The following table illustrates the effect on net income and earnings per share had compensation cost for our share-based compensation plans been determined under SFAS No. 123 for the years ended December 31, 2005 and 2004.

	For the years ended December 31,
In thousands, except per share data	2005	2004
Net income (loss), as reported	$12,175	$(2,693)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	432	459

Pro forma net income (loss)	$11,743	$(3,152)

Diluted earnings (loss) per share, as reported	$0.94	$(0.21)
Pro forma diluted earnings (loss) per share	$0.90	$(0.25)

Prior to the adoption of SFAS No. 123R, we recorded benefits associated with tax deductions that were in excess of compensation expense recognized for financial reporting purposes for stock options as a cash flow from operations. SFAS No. 123R requires these excess benefits to be recorded as a component of cash flows from financing activities. For the year ended December 31, 2006, we recorded approximately $3.8 million of tax benefits through financing activities, which would have been recorded through operating activities in prior years.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2006, 2005 and 2004, accumulated other comprehensive income consisted of foreign currency translation adjustments and unrealized gains and losses on outstanding derivative instruments.

As of December 31, 2006, 2005 and 2004, the accumulated balances for each classification of other comprehensive income were as follows:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Derivative instruments, net of tax	$(164)	$637	$287
Foreign currency translation adjustments	1,142	890	1,387

Accumulated other comprehensive income	$978	$1,527	$1,674

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated (see Note 13). Legal costs associated with loss contingencies are recorded as they are incurred.

Leasing Arrangements

SFAS No. 13, “Accounting for Leases” and SFAS No. 98, “Accounting for Leases,” require companies to assess the classification of the leases they enter into as either a capital lease or an operating lease. Capital leases are considered financing arrangements and are accounted for on the balance sheet. Operating leases are considered to be rental arrangements and are not recorded on the balance sheet. See Note 13, where we disclose our future commitments under operating leases.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” Among other things, FIN 48 prescribes a “more likely than not” recognition threshold and measurement attribute for the financial statement recognition and de-recognition of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 will be recorded as a charge to opening retained earnings in the first quarter of 2007. The Company is currently evaluating the effects of implementing this new standard.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application permitted for the first interim period ending after November 15, 2006. The adoption of SAB 108 did not have any effect on our results of operations or financial position.

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

Note 3:    EARNINGS PER SHARE

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

	For the years ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
Net income (loss)	$16,811	$12,175	$(2,693)

Basic earnings (loss) per share:
Weighted average shares outstanding	14,713	12,722	12,571

Basic earnings (loss) per share	$1.14	$0.96	$(0.21)

Diluted earnings (loss) per share:
Weighted average shares outstanding	14,713	12,722	12,571
Dilutive shares resulting from common stock equivalents (1)	451	242	—

Shares used in computing diluted earnings (loss) per share	15,164	12,964	12,571

Diluted earnings (loss) per share	$1.11	$0.94	$(0.21)

(1)

Given the Company’s loss for the year ended December 31, 2004, Diluted EPS is the same as Basic EPS as all common stock equivalents would be antidilutive. Accordingly, the dilutive effect of 315 shares resulting from stock equivalents in 2004 is not included. For the years ended December 31, 2006 and 2005, the dilutive effect of 194 and 353 shares, respectively, resulting from common stock equivalents was not included as the result would be antidilutive.

Note 4:    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
(in thousands)	2006	2005
Communications and computer equipment	$150,818	$129,519
Furniture and fixtures	29,964	27,205
Leasehold improvements	29,022	21,672

	209,804	178,396
Less—Accumulated depreciation and amortization	(148,137)	(121,472)

	$61,667	$56,924

Note 5:    GOODWILL AND OTHER ASSETS

Goodwill and other assets consist of the following:

	December 31,
(in thousands)	2006	2005
Goodwill	$12,862	$3,477

Other Assets
Deposits	$2,692	$2,042
Other intangible assets, net of accumulated amortization of $1,202 and $836	2,341	612
Non-current deferred costs	856	375
Deferred financing costs, net of accumulated amortization of $1,317 and $1,136	628	809

	$6,517	$3,838

On November 30, 2006, we purchased the stock of Proyectar Connect S.A., a company located in Argentina that provides inbound and outbound customer support services. Management expects this acquisition to further strengthen our market position in Central and South America. In addition to providing a base for further expansion in this region, we also anticipate using this operation to provide cost-effective offshore bilingual English/Spanish support services for the U.S. market and potentially multi-lingual support services for clients and prospects in Europe. This transaction was accounted for as a purchase business combination, and accordingly, the results of operations and cash flows of the business acquired are included in the accompanying consolidated financial statements from the date of acquisition. Pro forma combined results of operations are not presented since the results of operations as reported in the accompanying consolidated financial statements would not be materially different.

The cash paid was $11.0 million, including transaction costs and net of cash acquired. There was $9.4 million of goodwill recorded in connection with this acquisition along with estimated intangible assets of $2.0 million. Because this was an acquisition of stock, none of the recorded intangibles are deductible for Argentine tax purposes. The purchase price allocation associated with this transaction is currently preliminary and is shown below:

(in thousands)
Accounts receivable	$1,533
Property and equipment	717
Customer relationship	2,000
Non-compete	30
Goodwill	9,351
Other assets	70
Deferred income taxes	(711)
Liabilities assumed	(2,035)

Cash paid, net of cash acquired of $241	$10,955

In connection with this transaction, we may pay additional cash consideration of up to $4.0 million contingent upon the achievement of specific financial goals for the twelve months ending May 31, 2007. Any additional consideration paid will be recorded as additional goodwill.

With respect to the intangibles, the non-compete intangibles are being amortized on a straight-line basis over their stated terms of three years and the customer relationship intangible is being amortized over a four-year period. Our purchase price allocation is preliminary, pending the finalization of our intangible asset valuation.

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

The cash paid was $3.0 million, including transaction costs. There was $2.0 million of goodwill recorded in connection with this acquisition along with identified intangible assets of $820,000. The entire amount of goodwill is expected to be deductible for tax purposes. The purchase price allocation associated with this transaction is shown below:

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

On March 31, 2005, we made an additional payment of $178,000 relating to the acquisition of Grupo TeleInter, S.A. de C.V., which we had acquired in October 2002. This final payment, which was based on a contingent payment provision in the purchase agreement, was recorded as additional goodwill.

Our intangible assets, other than goodwill, and the related accumulated amortization and net book value are as follows.

	December 31,
(in thousands)	2006	2005
Customer-related	$3,433	$1,368
Non-compete agreements	110	80

	3,543	1,448
Less: Accumulated amortization	(1,202)	(836)

	$2,341	$612

Amortization expense was $344,000, $341,000 and $303,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated amortization expense for intangible assets derived from business combinations for fiscal years 2007, 2008, 2009, 2010 and 2011 is $648,000, $605,000, $580,000, $500,000 and $8,000, respectively.

Deferred financing costs represent costs we incurred in renewing our Credit Facility (see Note 8). These costs are being amortized on a straight-line basis as interest expense over the five-year term of the agreement.

Note 6:    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other consists of the following:

	December 31,
(in thousands)	2006	2005
Payroll and related benefits	$15,854	$12,534
Due to customer	—	6,632
Current portion of restructuring (Note 18)	319	352
Telecommunications expense	164	1,177
Sales and VAT taxes	493	686
Accrued facilities	401	496
Deferred revenue	4,805	7,611
Other	470	1,410

	$22,506	$30,898

The amount classified as due to customer represents amounts previously collected from a customer that were re-billed to other related entities of this customer at the request of the customer, in order to reflect a revised billing arrangement. This amount was collected by us prior to December 31, 2005, and was due back to the customer when all re-billed amounts were collected. These amounts were collected in full from the other parties and were paid back to the customer in the first half of 2006.

Note 7:    OTHER LIABILITIES

Other liabilities consist of the following:

	December 31,
(in thousands)	2006	2005
Non-current portion of restructuring (Note 18)	$594	$932
Non-current deferred revenue	1,221	535
Accrued facilities	1,582	1,246
Other	46	167

	$3,443	$2,880

Note 8:    LINES OF CREDIT AND LONG-TERM DEBT

Our revolving credit facility (the Credit Facility) is structured as a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which allows us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The Credit Facility matures on June 24, 2010.

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. We have two borrowing options, either a “Base Rate” option, under which the interest rate is calculated using the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, plus a spread ranging from 0% to 0.75%, or a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1% to 2.25%. The amount of the spread under each borrowing option depends on our ratio of funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, interest income, income taxes, and depreciation and amortization and certain other charges). In April 2006, we repaid all outstanding amounts under the Credit Facility using proceeds from our equity offering (see Note 12). At December 31, 2006, we had no outstanding borrowings.

For the years ended December 31, 2006, 2005 and 2004, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $710,000, $2.4 million and $1.5 million, respectively.

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a quarterly commitment fee ranging from 0.2% to 0.5% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. As of December 31, 2006, we were in compliance with all covenants contained in the Credit Facility.

At December 31, 2006, we had $628,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. At December 31, 2006, there were no outstanding foreign currency loans nor were there any outstanding letters of credit. The amount of the unused Credit Facility at December 31, 2006 was $125.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

Note 9:     INCOME TAXES

The components of income (loss) before income taxes are as follows:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Domestic	$(1,401)	$11,011	$414
Foreign	20,100	5,297	(4,741)

	$18,699	$16,308	$(4,327)

The provision (benefit) for income taxes includes federal, state and foreign taxes payable and deferred taxes related to temporary differences between the financial statements and tax bases of assets and liabilities and operating loss and tax credit carryforwards. The components of the income tax provision (benefit) are as follows:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Current:
Federal	$(636)	$1,736	$(625)
State	(41)	66	(7)
Foreign	3,760	(1,698)	(1,183)

	3,083	104	(1,815)

Deferred:
Federal	(1,224)	3,390	371
State	6	16	58
Foreign	23	623	(248)

	(1,195)	4,029	181

	$1,888	$4,133	$(1,634)

The appropriate income tax effect of each type of temporary difference is as follows:

(in thousands)	December 31,
	2006	2005
Deferred tax assets:
Accruals and reserves not currently deductible for tax	$4,192	$3,702
Federal tax credits	2,002	1,719
State net operating loss carryforwards	3,194	1,686
Foreign net operating loss carryforwards	10,323	7,679
Other	873	—

Total deferred tax assets	20,584	14,786
Valuation allowance	(14,229)	(10,548)

Total deferred tax assets, net of valuation allowance	6,355	4,238

Deferred tax liabilities:
Prepaid expenses	2,754	—
Depreciation and amortization	1,598	2,228

Total deferred tax liabilities	4,352	2,228

Net deferred tax assets	$2,003	$2,010

State Net Operating Losses:

A portion of our deferred tax asset relates to the income tax effect of net operating loss (NOL) carryforwards for state tax purposes. Management does not believe it is more likely than not that these assets will be realized. Accordingly, the Company has recorded a valuation allowance of $3.2 million against these assets. This valuation allowance reflects an additional amount of $1.6 million that was recorded in 2006. The state net operating loss carryforwards expire at various dates between 2007 and 2026.

Foreign Net Operating Losses:

At December 31, 2006, we have $34.4 million of NOL carryforwards for tax purposes relating to our subsidiary in Australia and our operation in the United Kingdom, which is a branch of the U.S. entity for tax purposes. The Australian NOLs are $9.2 million and do not expire under Australian tax law and can be carried forward to offset taxable income in future years. Management has evaluated the expected utilization of these carryforwards and determined that it was more likely than not that the Australian carryforwards will not be utilized. Accordingly, we have recorded a full valuation allowance of $2.8 million against these deferred tax assets. Our U.K. branch is part of our U.S. consolidated tax group. Accordingly, we have been able to utilize the NOLs generated by our U.K. branch to offset taxable income in the U.S. At December 31, 2006, the total NOLs accumulated by our U.K. branch were $25.2 million. Management has evaluated the expected utilization of these carryforwards and determined that it was more likely than not that the U.K. carryforwards will not be utilized. Accordingly, we have recorded a full valuation allowance against these deferred tax assets. Our ability to realize any of our NOLs in the future will depend upon the Company’s ability to generate profits in the various tax jurisdictions to which they apply.

Federal Tax Credits:

At December 31, 2006, we had $2.0 million of work opportunity tax credits that we earned in 2003, 2005 and 2006. Management expects to amend a prior year return and utilize these credits to offset taxable income or will carryforward these credits and apply them to a future taxable year. Accordingly, there is no valuation allowance placed against these credits.

Also, as of December 31, 2006, we had received payments of $366,000 for federal tax credits relating to research and development efforts for the 2001 fiscal period. We have also filed claims for credits covering 2002 and 2005. During 2005, the Internal Revenue Service denied our claim for the credits associated with our 2000 tax year. While we plan to appeal, we have determined that any cash received from claims filed during the normal course of business should be fully reserved until the claim is either audited or the statute of limitations expires. Therefore, we have not recorded any tax benefits from these claims. These federal tax credits expire between 2022 and 2025.

There are no valuation allowances recorded for any other deferred tax assets. Although realization is not assured, Management believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the future, if estimates of future taxable income are reduced.

Foreign Subsidiaries:

At December 31, 2006, there were approximately $34 million of accumulated undistributed earnings of non-U.S. subsidiaries that are considered to be permanently reinvested. A deferred tax liability will be recognized when we are no longer able to demonstrate that we plan to permanently reinvest undistributed earnings. If such earnings were remitted to the parent company, applicable U.S. federal income and foreign withholding taxes may be partially offset by foreign tax credits.

We have been granted various income tax holidays as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, an income tax holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export related activities. In the Philippines, we are registered under the Philippines Economic Zone Authority (PEZA) and have been granted three separate agreements. The agreements expire in 2007, 2010 and 2012, respectively. Currently, Philippine law does allow for extensions of the PEZA tax exemptions. Therefore, we intend to apply for those extensions as our current exemptions expire. Our operation in Costa Rica is located in a Free Trade Zone, which provides exemptions from income taxes for a four-year period, ending in mid-2010. We then have a partial tax holiday for an additional four years through mid-2014. We do not have any other tax holidays in the jurisdictions in which we operate. The income tax benefit in 2006 attributable to the tax status of our Philippine subsidiary was approximately $5.0 million or $0.33 per diluted share. The income tax benefit attributable to the tax status of our Costa Rica subsidiary was insignificant.

In 2005, we completed a reorganization of our Philippine operations. The primary purpose of the reorganization was to obtain flexibility with respect to investments in our Philippine operations. From 2003 through the time of the reorganization, the profits earned in the Philippines were considered Subpart F income for U.S. tax purposes. In 2005, approximately $4.7 million of profits in the Philippines was considered Subpart F income.

Tax Benefits Associated with Share-Based Awards:

In 2006, we recorded deferred tax benefits of $651,000 associated with share-based compensation recognized for financial reporting purposes. Depending on the Company’s stock price at the time options are exercised or restricted stock units vest, the actual tax deduction benefit we will receive may be less than the carrying amount of the previously recorded deferred tax asset. The difference or shortfall between the actual tax deduction benefit and the deferred tax asset recorded is reversed either through the income tax provision, resulting in additional income tax expense, or through a reduction of additional paid-in-capital (APIC) on the consolidated balance sheet. During 2006, there were no shortfalls recorded as a reduction of APIC. During 2005 and 2004, $272,000 and $235,000 of shortfalls were recorded as a reduction of APIC, respectively.

Effective Rate Reconciliation:

The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

	For the years ended December 31,
	2006	2005	2004
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	(0.1)	0.1	(1.0)
Difference between U.S. and non-U.S. rates	(26.7)	(21.9)	4.3
Subpart F income	1.3	9.7	—
Tax credits and other	(2.2)	(5.0)	21.9
Valuation allowance	3.3	6.8	(21.7)
Permanent differences	0.5	1.6	0.3

	10.1%	25.3%	37.8%

Note 10:    PROFIT SHARING PLAN

We maintain a trusteed profit sharing plan (Section 401(k)) for all qualified employees, as defined. The Company matches 50% of employee contributions, up to a maximum of 6% of the employee’s compensation;

however, it may also make additional contributions to the plan based upon profit levels and other factors. No such additional contributions were made in 2006, 2005 or 2004. Employees are fully vested in their contributions, while full vesting in the Company’s contributions occurs upon death, disability, retirement or completion of five years of service. In 2006, 2005 and 2004, the Company’s contributions were $993,000, $811,000 and $728,000, respectively. The plan’s trustees are the Management of the Company.

We also maintain a Non-Qualified Deferred Compensation Plan for certain employees. This plan allows certain employees to defer a portion of their compensation on a pre-tax basis. Employees are fully vested in their deferred amounts, but withdrawals are not permitted until the plan is terminated, the employee attains age 65, or the employee terminates, becomes disabled, or dies or upon lapsing of any deferral elections made by the employee. Other withdrawals are permitted for unforeseeable emergencies only. In 2006, 2005 and 2004, the Company matched 10% of employee deferrals, up to certain limits with vesting of Company matching contributions occurring ratably over three years. The amount matched totaled $113,000, $39,000 and $111,000 in 2006, 2005 and 2004, respectively.

Note 11:    EQUITY PLANS AND SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive Management, the Board of Directors and other full-time employees.

Equity Plans:

The ICT Group, Inc. 1996 Equity Compensation Plan (the 1996 Plan) authorized up to 2,220,000 shares of common stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units (RSU), stock appreciation rights and other awards based on our common stock. The awards are established by the Compensation Committee of the Board of Directors (the Compensation Committee).

On May 17, 2006, our shareholders approved an amendment and restatement of the 1996 Plan. The amended and restated 1996 Plan is known as the ICT Group, Inc. 2006 Equity Compensation Plan (the 2006 Plan). The 2006 Plan revises the 1996 Plan to (i) provide for the term of the 2006 Plan to be through May 16, 2016; (ii) expand the individuals eligible to receive grants under the 2006 Plan to include non-employee directors; (iii) prohibit the repricing of options unless the shareholders approve the repricing; (iv) allow the Compensation Committee to permit or require deferrals under the 2006 Plan; (v) allow grantees to transfer nonqualified stock options to family members or one or more trusts or entities for the benefit of or owned by such family members; and (vi) make other clarifying and updating changes. As of December 31, 2006, 672,046 shares of common stock were available for issuance under the 2006 Plan.

The ICT Group, Inc. 1996 Non-Employee Directors Plan (the 1996 Directors Plan) authorized up to 250,000 shares of common stock for issuances of nonqualified stock options and RSUs to non-employee directors. On May 17, 2006, our shareholders approved an amendment and restatement of the 1996 Directors Plan. The amended and restated 1996 Directors Plan is known as the ICT Group, Inc. 2006 Non-Employee Directors Plan (the 2006 Directors Plan). The 2006 Directors Plan revises the 1996 Directors Plan to (i) extend the term of the plan to May 16, 2016; (ii) remove the provisions relating to formula stock option grants; (iii) provide for the annual grant of RSUs; (iv) provide for the discretion to grant stock awards; and (v) make other clarifying and updating changes. As of December 31, 2006, 115,000 shares of common stock were available for issuance under the 2006 Directors Plan.

Share-Based Compensation:

The consolidated statements of operations for the year ended December 31, 2006, reflects share-based compensation expense of $1.9 million related to our stock options awards and RSU awards, as described below.

The deferred income tax benefit recorded related to share-based compensation expense for the year ended December 31, 2006 was $651,000. We normally issue new shares to satisfy option exercises and the vesting of RSUs under our plans. The following table summarizes our share-based compensation for 2006, by award-type:

(in thousands)	For the year ended December 31, 2006
Share-based compensation:
Stock options	$528
RSUs	1,421

Total share-based compensation	$1,949

Long-Term Incentive Plan:

On May 17, 2006, our shareholders approved the ICT Group, Inc. Long-Term Incentive Plan (the LTIP). Shareholder approval was sought so that the compensation attributable to incentive awards under the LTIP may qualify for an exemption from the $1.0 million deduction limit under section 162(m) of the Internal Revenue Code of 1986, as amended (the Code).

The LTIP provides for both a performance-based incentive and an executive retention incentive. The LTIP first establishes a performance-based incentive by requiring achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The Compensation Committee determines what portion of an award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded depends on the price of the Company’s stock at the date the performance level is determined and the award, if any, is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. All equity awards under the LTIP will be issued under the 2006 Plan. For the year ended December 31, 2006, we recognized no compensation expense pursuant to the LTIP since the minimum incentive targets, as defined by the LTIP, were not achieved for fiscal year 2006. All compensation expense relating to the LTIP is based on Management’s best estimate at that time as to what financial targets will be achieved. This estimate is re-evaluated quarterly and adjusted to reflect Management’s then best estimate.

Stock Option Awards:

Stock option awards are available under our current existing equity plans, which are described above. Stock options are granted with exercise prices not less than the fair market value of the underlying common stock on the date of grant. Options are exercisable for periods not to exceed ten years, as determined by the Compensation Committee, and generally vest over a three- or four-year period. Vesting terms can vary, however, stock option awards typically have a graded vesting schedule, based solely on continued service of the award holder. For these types of awards, we have made an accounting policy decision to recognize compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period, which for these awards is the vesting period. None of the stock options granted to date have performance-based or market-based vesting conditions.

The fair value for each option grant is determined on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes valuation model requires the input of various assumptions. We have relied on observations of historical stock prices to calculate our estimate of volatility. The risk free interest rates used were actual U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the option as of the date of grant. The expected term of the option represents the period of time the option is expected to be outstanding and is estimated based on our historical exercise patterns. The following assumptions were used for grants made during years ended December 31, 2006, 2005 and 2004.

	For the years ended December 31,
	2006	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	68%	67%	63%
Risk free interest rate	5.12%	4.26%	4.35%
Expected life	6.7 years	7.6 years	8 years

The weighted average fair value of the options granted during the years ended December 31, 2006, 2005 and 2004 was estimated at $16.25, $7.03 and $8.01, respectively.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2004	1,355,838	$7.97
Granted	57,560	11.35
Exercised	(163,000)	2.08
Canceled/forfeited	(31,185)	12.88

Outstanding, December 31, 2004	1,219,213	8.78
Granted	144,000	9.99
Exercised	(143,650)	1.45
Canceled/forfeited	(55,275)	13.55

Outstanding, December 31, 2005	1,164,288	9.61
Granted	26,000	23.22
Exercised	(591,038)	8.76
Canceled/forfeited	(5,505)	17.94

Outstanding, December 31, 2006	593,745	$10.97	5.2 years	$12,250,228

Vested and exercisable at December 31, 2006	471,145	$10.55	4.4 years	$9,917,277

Expected to vest as of December 31, 2006	587,615	$10.95	5.2 years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all the option holders exercised their options on December 31, 2006. The intrinsic value for each stock option is measured as the difference between the closing stock price on the last trading day of the year and the exercise price.

The total aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $11.5 million, $188,000 and $299,000, respectively. Cash received from the exercises during the years ended December 31, 2006, 2005 and 2004 was $5.2 million, $209,000 and $339,000. The current year proceeds are included within the financing activity section of our consolidated statements of cash flows.

The following table summarizes information about stock options outstanding as of December 31, 2006.

	Options Outstanding				Options Exercisable
Range of Exercise Price	Vested	Unvested	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.40 to $5.00	78,400	—	1.9	$3.76	78,400	$3.76
$5.01 to $10.00	105,250	79,850	6.5	9.03	105,250	8.65
$10.01 to $15.00	206,495	20,750	4.9	11.65	206,495	11.56
$15.01 to $20.00	73,500	8,000	5.6	16.70	73,500	16.69
$20.01 to $25.00	7,500	—	5.4	20.27	7,500	20.27
$25.01 to $27.75	—	14,000	9.4	27.49	—	—

$3.40 to $ 27.75	471,145	122,600	5.2	10.97	471,145	10.55

As of December 31, 2006, there was $591,000 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units:

During the first quarter of 2006, we began issuing RSUs for incentive compensation purposes. Historically, stock options were used as the equity award vehicle under our incentive compensation plans. We expect future equity awards to be predominantly in the form of RSUs. RSU awards can have performance conditions, service conditions or both. Similar to stock option awards, vesting terms can vary for RSUs. For RSU awards with a graded vesting schedule and with only service conditions, we recognize compensation expense based on the grant date fair value of the award on a straight-line basis over the vesting period. The fair value of an RSU is the fair value of the Company’s common stock (closing market price) on the date of grant.

To the extent an RSU award has performance conditions and graded vesting, we will treat each vesting tranche as an individual award and recognize compensation expense on a straight-line basis over the requisite service period for each tranche. The requisite service period over which we will record compensation expense is a combination of the performance period and subsequent vesting period based on continued service.

The following table summarizes the changes in non-vested RSUs that have only service conditions for the year ended December 31, 2006.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2006	—	—
Granted	161,796	$24.61
Vested	(4,180)	19.36
Canceled/forfeited	—	—

Non-vested RSUs at December 31, 2006	157,616	$24.75	$1,078,093

We recorded compensation expense of $835,000 for the year ended December 31, 2006, for RSU awards with only service conditions. As of December 31, 2006, all of the above non-vested RSUs are expected to vest. As of December 31, 2006, there was $3.3 million of unrecognized compensation expense related to non-vested RSUs that is expected to be recognized over a weighted average period of 2.1 years. The total aggregate fair value of RSUs that vested and were converted to shares of common stock during the year ended December 31, 2006 was $81,000.

Included in the above table are 50,000 RSUs granted by the Company with only service conditions that are expected to be cash-settled upon vesting. Accordingly, compensation expense associated with these RSUs is not fixed and is marked-to-market based on the Company’s stock price at the end of each reporting period. As of December 31, 2006, $317,000 of expenses has been recognized for these RSUs, which has been recorded as a liability within accrued expenses and other current liabilities on our consolidated balance sheet.

We have also granted RSU awards with performance and time-based vesting conditions. The grant date fair value of these awards was $24.39 per RSU. Subject to meeting certain financial criteria for 2006, up to 100,000 RSUs could have been earned. Based on 2006 financial results, it was determined that 83,108 RSUs were earned, subject to the provision of future service. For the year ended December 31, 2006, we have recorded compensation expense of $586,000 for these RSUs. Since these performance-based RSUs have graded vesting, compensation expense will be recognized over the vesting period of each tranche as if it was a separate award. As of December 31, 2006, there was $1.4 million of unrecognized compensation expense to be recognized over a weighted average period of 1.7 years, assuming all 83,108 RSUs ultimately vest.

Similarly, we have granted RSU awards with performance and time-based vesting conditions relative to the Company’s 2007 financial performance. Subject to meeting certain financial criteria, up to 100,000 RSUs will be issued, subject to the provision of future service. The grant date fair value of these awards was also $24.39 per RSU. We have not recognized any compensation expense in 2006 associated with these RSUs as the performance period has not yet commenced.

Note 12:    EQUITY OFFERING

In April 2006, we sold 2,350,000 shares of our common stock in a public offering. The equity offering was registered on our shelf registration statement on Form S-3. The underwriters in the transaction purchased the shares at a price of $22.74 per share, reflecting an underwriting discount of $1.26 per share from the $24.00 per share price to the public. The transaction generated $53.1 million of proceeds for the Company, net of underwriting discounts and offering costs. A portion of the proceeds was used to repay all amounts outstanding under the Credit Facility. The balance of the proceeds, or approximately $19 million, is being used for working capital and other general corporate purposes. The underwriting discount amounted to 5.25% of the gross proceeds. Offering costs totaled $385,000 and were comprised of the incremental costs directly attributable to the offering, including legal fees, accounting fees and printing fees. Both the underwriting discount and the offering costs were netted against the gross proceeds from the offering.

As part of this transaction, certain shareholders sold shares that were beneficially owned by them. These sales were also issued through our shelf registration statement. These shareholders sold 1,272,500 shares at $24.00 per share, less the underwriting discount of $1.26 per share. The Company received no proceeds from the sale of these shares.

Note 13:    COMMITMENTS AND CONTINGENCIES

Leases

We lease office facilities and certain equipment under operating leases. Rent expense was $24.4 million, $26.4 million and $26.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, our facilities leases represented 82% of all rent expense, with equipment leases comprising the other 18%. As of December 31, 2006, we do not have any equipment leases for which the term extends beyond 2010. As of December 31, 2006, future minimum rentals for all operating leases are as follows:

(in thousands)	Total	Facilities	Equipment
2007	$21,254	$17,218	$4,036
2008	14,809	14,058	751
2009	9,985	9,775	210
2010	6,986	6,981	5
2011	5,209	5,209	—
2012 and thereafter	16,594	16,594	—

	$74,837	$69,835	$5,002

Telecommunications Contracts

We enter into agreements, ranging from one to three years, with our telephone long-distance carriers, which provide for, among other things, annual minimum purchases based on volume and termination penalties. Currently, we have contractual agreements with eight different carriers. Annual minimum purchases associated with these agreements are $6.5 million, $5.3 million and $100,000 for 2007, 2008 and 2009, respectively. We currently do not have any contracts with long-distance carriers extending into 2010.

Employment Agreements

We have renewable employment agreements with twelve key executives with terms ranging from one to three years. The agreements provide for, among other things, severance payments ranging from six months to three years.

Litigation

On April 28, 2006, a broker with whom we executed an agreement in June 2001 filed a Demand for Arbitration and Statement of Claim against us with the American Arbitration Association. The Demand alleged various contract, quasi-contract and tort claims against us arising out of commissions we allegedly owe this broker pursuant to the June 2001 agreement for work we perform for one of our customers. We filed an Answer to the Demand on June 14, 2006 denying the allegations. Since that time, the parties have engaged in discovery. On January 16, 2007, the broker filed an Amended Demand and an expert report estimating $1.1 million of commissions allegedly owed for work we already performed and estimating $5.6 million of future commissions for work he projects we might perform over the next seven years. We believe that we have paid this broker all amounts due under the June 2001 agreement, have denied the allegations of the Amended Demand, and intend to vigorously defend ourselves against the claims. On March 2, 2007, we filed a Motion for Partial Summary Judgment with the three person arbitration panel seeking judgment in our favor on the broker’s tort, unjust enrichment, punitive damages, interest and attorney’s fees claims, as well as on several of the broker’s contract claims, including the claim for future commissions. The arbitration hearing is currently scheduled for the end of May 2007. The June 2001 agreement states that the decision of a majority of the arbitration panel shall be final and binding on the parties. It is too early for us at this stage of the proceedings to determine the likelihood of an unfavorable outcome or to estimate the amount or range of possible loss.

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

On March 1, 2005, we announced a settlement with the plaintiffs to this litigation. Under the terms of the settlement, ICT agreed to pay $14.8 million to the plaintiff class to settle all allegations relating to unpaid wages, bonuses and other claims, as well as payments for liquidated damages allowed by West Virginia law, plus interest. Of the $14.8 million settlement payment that we made, $6.9 million was recovered from our insurance carriers during 2005. Our 2004 results reflect the accrual for the settlement amount partially offset by $2.7 million of insurance proceeds. Our 2005 results also reflect insurance proceeds of $4.2 million, offset by $604,000 of legal expenses that we incurred to complete the requirements set forth in the settlement. There is no contingent liability remaining for this litigation.

In addition to the above matters, from time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Accruals for litigation claims are provided to the extent that any losses are determined to be probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, it is our opinion, based on present information and advice received from counsel, that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on our Company.

Note 14:    SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 2006, 2005 and 2004, we paid interest of $1.1 million, $2.7 million and $1.4 million, respectively. For the years ended December 31, 2006, 2005 and 2004, we received income tax refunds, net of payments, of $1.7 million, $1.0 million and $1.5 million , respectively.

Note 15:    CUSTOMER CONCENTRATION

The following table summarizes our revenue by industry. The loss of one or more of our major customers or an economic downturn in the financial services and insurance, telecommunications and technology, and healthcare industries could have a material adverse effect on our business.

	For the years ended December 31,
	2006	2005	2004
Financial services and insurance	49%	51%	52%
Telecommunications and technology	24%	29%	32%
Healthcare	20%	13%	10%
Other	7%	7%	6%

For each of the years ended December 31, 2006 and 2005, there were no customers which comprised more than 10% of our revenue. For the year ended December 31, 2004, we had one customer, Virgin Mobile USA, LLC, who comprised 11% of our revenue. For the years ended December 31, 2006, 2005 and 2004, our top ten customers accounted for 48%, 48% and 50% of our total revenue, respectively.

Note 16:    OPERATING AND GEOGRAPHIC INFORMATION

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

	For the years Ended December 31,
(in thousands)	2006	2005	2004
Revenue:
United States	$347,319	$312,963	$254,566
Canada	65,965	47,245	35,208
Other foreign countries	34,628	41,126	35,755

	$447,912	$401,334	$325,529

	At December 31,
(in thousands)	2006	2005
Property and equipment, net:
United States	$31,653	$32,797
Canada	7,651	9,753
Philippines	14,044	8,936
Other foreign countries	8,319	5,438

	$61,667	$56,924

Note 17:    DERIVATIVE INSTRUMENTS

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico, Argentina, Costa Rica, India and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results.

Our most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. Our most significant area of exposure has been with the Canadian operations, where a portion of revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). We also experience foreign currency exposure in the Philippines, where the revenue is typically earned in USD, but operating costs are denominated in Philippine pesos (PHP). Recently, the PHP has experienced increased volatility with respect to the USD. As we continue to increase outsourcing to the Philippines, we will experience a greater degree of foreign currency exposure. We mitigate a portion of this exposure with foreign currency derivative contracts.

The foreign currency forward contracts and currency options that are used to hedge these exposures are designated as cash flow hedges. The gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income in shareholders’ equity until settlement of the contract occurs. Settlement occurs in the same period that the hedged item affects earnings. Any gain or loss from the ineffective portion of the hedge that exceeds the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized immediately in the consolidated statement of operations. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item.

For the years ended December 31, 2006, 2005 and 2004, we realized gains of $1.7 million, $278,000 and $390,000 on the derivative instruments, respectively. As of December 31, 2006, outstanding derivative instruments had a fair value of $252,000 of unrealized losses ($164,000 net of tax). As of December 31, 2005, outstanding derivative instruments had a fair value of $981,000 of unrealized gains ($637,000 net of tax). The outstanding derivative instruments at December 31, 2006, serve to hedge a portion of our foreign currency exposure denominated in CAD and PHP from January 2007 through December 2007.

In 2006, we also entered into a foreign exchange forward contract to reduce the effects of foreign currency fluctuations related to an $11.0 million intercompany note payable from our Netherlands subsidiary to a U.S. subsidiary. These gains and losses are recognized in earnings as the Company elected not to designate the contract as an accounting hedge. The gains and losses on this foreign exchange forward contract are expected to offset the foreign currency remeasurement gains and losses recorded on the note payable. The fair value of this contract was $104,000 as of December 31, 2006, and is recorded as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Note 18:    CORPORATE RESTRUCTURING

In December 2002, we announced a corporate restructuring and recorded an $8.9 million pre-tax restructuring charge in connection with a plan to reduce our cost structure by closing all or part of ten contact centers prior to the end of their existing lease terms. This charge included severance of $1.1 million, ongoing obligations associated with various real estate and equipment leases of $7.2 million, and the write-off of $573,000 of leasehold improvements, security deposits and certain property and equipment. A rollforward of the restructuring accrual is summarized as follows:

(in thousands)	Severance	Lease Obligations and Facility Exit Costs
Accrual at December 31, 2003	$6	$2,836
Cash Payments	(6)	(1,001)

Accrual at December 31, 2004	$—	1,835

Cash Payments		(551)

Accrual at December 31, 2005		1,284
Cash Payments		371

Accrual at December 31, 2006		$913

During 2006, 2005 and 2004, we did not enter into any sublease arrangements nor did we negotiate any termination settlements for the facilities that remain under contract. The majority of cash payments made were related to the ongoing lease obligations. We continue to evaluate and update our estimate of the remaining liabilities. At December 31, 2006 and 2005, $594,000 and $932,000, respectively of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. At December 31, 2006, the expiration date of the remaining facility lease is 2009. The balance of the restructuring accrual is included in accrued expenses and other current liabilities on our consolidated balance sheet at December 31, 2006 and 2005.

Note 19:    QUARTERLY FINANCIAL DATA (unaudited)

(In thousands except per share data)

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
(in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Revenue	$113,053	$94,019	$111,339	$96,991	$106,357	$99,921	$117,163	$110,403
Gross margin	43,126	37,457	44,490	38,836	43,007	38,766	43,671	41,709
Operating income	4,120	2,007	4,935	3,151	4,936	7,760	4,868	5,854
Income before income taxes	3,496	1,520	4,942	2,492	5,177	7,104	5,084	5,192
Net income	2,762	1,064	3,904	1,744	5,043	5,472	5,102	3,895
Diluted earnings per share	$0.21	$0.08	$0.25	$0.14	$0.32	$0.42	$0.32	$0.30

Quarterly Results and Seasonality

We have experienced, and expect to continue to experience, quarterly variations in operating results, principally as a result of the timing of programs conducted by new and existing clients (particularly programs with substantial amounts of upfront project set-up costs), and selling, general and administrative expenses to support the growth and development of existing and new business units.

Our business tends to be strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season, while the first quarter often reflects a slowdown relating to the cessation of that activity. Currently, 74% of our revenue is being generated from service programs, which generally have less seasonality than sales programs. Typically, we experience higher call volumes and improved financial results during the second half of our fiscal year as compared to the first half.

Our results in the fourth quarter of 2006 were impacted by certain weather-related events and an earthquake in the Pacific Rim, both of which caused reduction in call center activity and fourth quarter profit. Partially offsetting these events were certain discrete income tax items, which reduced our effective income tax rate. Our results in the third quarter of 2006 benefited from a reduction in our effective tax rate due to certain discrete income tax items. Our results in the third quarter of 2005 included the receipt of $4.1 million in insurance proceeds related to the Shingleton litigation, and also reflected certain discrete income tax items, which had the effect of reducing our income tax provision in that quarter. Our fourth quarter 2004 results were impacted by the $7.7 million accrual for the settlement amount of the Shingleton litigation, partially offset by the receipt of $2.7 million of insurance proceeds.

ICT GROUP, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands) Description	Balance, Beginning of Year (2)	Charged to Expense/ Provision (2)	Deductions / Reversals (1)	Balance, End of Year
Allowance for doubtful accounts:
2006	$362	$475	$(348)	$489
2005	$439	$150	$(227)	$362
2004	$337	$205	$(103)	$439
Income tax valuation allowance:
2006	$10,548	$3,681	$—	$14,229
2005	$9,156	$1,392	$—	$10,548
2004	$5,788	$3,368	$—	$9,156
(1)	Amounts listed in this column relating to the allowance for doubtful accounts reflect balances that had been fully reserved and were written off during the year.
(2)

The amounts in these columns relating to the income tax valuation allowance have been adjusted to reflect valuation allowances that have historically been recorded against net operating losses incurred by ICT Group, Inc.’s U.K. Branch.