Form 10-Q
period 2007-03-31
ICT GROUP INC
filed 2007-05-10
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non- accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☒    NO  ☐

As of May 7, 2007, there were 15,767,429 outstanding shares of common stock, par value $0.01 per share, of the registrant.

ICT GROUP, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,494	$32,367
Accounts receivable, net of allowance for doubtful accounts of $442 and $489	86,907	83,673
Prepaid expenses and other current assets	10,420	10,898
Income taxes receivable	2,666	2,676
Deferred income taxes	246	250

Total current assets	130,733	129,864

PROPERTY AND EQUIPMENT, NET	60,923	61,667
DEFERRED INCOME TAXES	4,896	4,756
GOODWILL	12,786	12,862
OTHER ASSETS	6,326	6,517

	$215,664	$215,666

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,019	$21,376
Accrued expenses and other current liabilities	20,887	22,506
Income taxes payable	3,109	4,193
Deferred income taxes	2,266	2,266

Total current liabilities	48,281	50,341

OTHER LIABILITIES	4,727	3,443
DEFERRED INCOME TAXES	731	737

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 15,765 and 15,734 shares issued and outstanding	158	157
Additional paid-in capital	116,343	115,633
Retained earnings	44,193	44,377
Accumulated other comprehensive income	1,231	978

Total shareholders’ equity	161,925	161,145

	$215,664	$215,666

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUE	$115,177	$113,053

OPERATING EXPENSES:
Cost of services	73,624	69,927
Selling, general and administrative (including share-based compensation of $491 and $341)	41,178	39,006

	114,802	108,933

Operating income	375	4,120
INTEREST EXPENSE	(65)	(667)
INTEREST INCOME	184	43

Income before income taxes	494	3,496
INCOME TAX PROVISION	84	734

NET INCOME	$410	$2,762

EARNINGS PER SHARE:
Basic earnings per share	$0.03	$0.22

Diluted earnings per share	$0.03	$0.21

Shares used in computing basic earnings per share	15,745	12,791

Shares used in computing diluted earnings per share	16,060	13,265

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$410	$2,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,274	5,766
Share-based compensation	491	341
Deferred income tax benefit	(172)	(119)
Amortization of deferred financing costs	45	45
(Increase) decrease in:
Accounts receivable	(3,088)	7,478
Prepaid expenses and other current assets	463	684
Other assets	(22)	(79)
Increase (decrease) in:
Accounts payable	610	(425)
Accrued expenses and other liabilities	(2,705)	(6,477)
Income taxes payable, net	292	(349)

Net cash provided by operating activities	2,598	9,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,135)	(5,886)

Net cash used in investing activities	(5,135)	(5,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	10,000
Payments on line of credit	—	(11,000)
Proceeds from exercise of stock options	257	7
Tax benefit from stock option exercises and stock awards	—	1

Net cash provided by (used in) financing activities	257	(992)

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	407	(1,331)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,873)	1,418
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,367	10,428

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,494	$11,846

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

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

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. We have two borrowing options, either a “Base Rate” option, under which the interest rate is calculated using the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, plus a spread ranging from 0% to 0.75%, or a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1% to 2.25%. The amount of the spread under each borrowing option depends on our ratio of funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, interest income, income taxes, and depreciation and amortization and certain other charges. At March 31, 2007, we had no outstanding borrowings.

For the three months ended March 31, 2007 and 2006, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $0 and $621,000, respectively

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a quarterly commitment fee ranging from 0.2% to 0.5% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. As of March 31, 2007, we were in compliance with all covenants contained in the Credit Facility.

At March 31, 2007, we had $583,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility.

At March 31, 2007, there were no outstanding foreign currency loans nor were there any outstanding letters of credit. The amount of the unused Credit Facility at March 31, 2007 was $125.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

Note 3: EARNINGS PER SHARE

We follow Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options and restricted stock units (“RSUs”), into shares of common stock as if those securities were exercised. A reconciliation of shares used to compute EPS is shown below:

	For the three months ended March 31,
(in thousands, except per share amounts)	2007	2006
Net income	$410	$2,762

Basic earnings per share:
Weighted average shares outstanding	15,745	12,791

Basic earnings per share	$0.03	$0.22

Diluted earnings per share:
Weighted average shares outstanding	15,745	12,791
Dilutive shares resulting from common stock equivalents (1)	315	474

Shares used in computing diluted earnings per share	16,060	13,265

Diluted earnings per share	$0.03	$0.21

(1)	Excluded from the calculation of diluted shares is the effect of options to purchase 10,000 and 8,000 shares for the three months ended March 31, 2007 and 2006, respectively, as giving effect to such options would be antidilutive. Also excluded from the calculation of diluted shares is the effect of 50,000 restricted stock unit awards for the three months ended March 31, 2006, as giving effect to such awards would also be antidilutive. There were no antidilutive restricted stock unit awards for the three months ended March 31, 2007.

Note 4: SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive management, the Board of Directors and other full-time employees. The consolidated statements of operations for the three months ended March 31, 2007 and 2006 reflects share-based compensation expense of $491,000 and $341,000, respectively. The related tax benefit recorded from share-based compensation expense for the three months ended March 31, 2007 and 2006 was $172,000 and $119,000, respectively. Our share-based compensation, by category, is shown below.

	Three Months Ended March 31,
(in thousands)	2007	2006
Share-based compensation:
Stock options	$81	$170
Restricted stock units (“RSUs”)	410	96
Long-term incentive plan	—	75

Total share-based compensation	$491	$341

Stock Option Awards:

Stock option awards are available under our current existing equity plans. We recognize compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period, which for these awards is the vesting period. None of the stock options granted to date have performance-based or market-based vesting conditions.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	593,745	$10.97
Granted	—	—
Exercised	(26,995)	13.05
Canceled/forfeited	(2,205)	12.11

Outstanding, March 31, 2007	564,545	$10.96	5.0 years	$3,693,874

Vested and Exercisable at March 31, 2007	452,195	$10.57	4.2 years	$3,135,791
Expected to Vest as of March 31, 2007	558,928	$10.94	4.9 years	$3,666,008

Restricted Stock Units:

In 2006, we began issuing RSUs for incentive compensation purposes. For RSU awards with a graded–vesting schedule and with only service conditions, we recognize compensation expense based on the grant-date fair value of the award on a straight-line basis over the vesting period. The fair value of an RSU is the fair value of the Company’s common stock (closing market price) on the date of grant.

To the extent an RSU award has performance conditions and graded-vesting, we treat each vesting tranche as an individual award and recognize compensation expense on a straight-line basis over the requisite service period for each tranche. The requisite service period over which we will record compensation expense is a combination of the performance period and subsequent vesting period based on continued service. The following table summarizes the changes in non-vested RSUs that have only service conditions for the three months ended March 31, 2007.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2007	157,616	$24.75
Granted	85,008	24.47
Vested	(17,922)	22.74
Canceled/Forfeited	(2,500)	33.14

Non-vested RSUs at March 31, 2007	222,202	$24.71	$3,888,535

Included in the vested number of RSUs for the three months ended March 31, 2007, were 1,410 RSUs that employees surrendered to the Company in payment of minimum tax obligations upon the vesting. During the three months ended March 31, 2007, we valued the stock at the closing market price on the date of surrender for an aggregate value of approximately $42,000, or $29.73 per share. Also included in the vested number of RSUs for the three months ended March 31, 2007 were 12,500 RSUs that were cash-settled based on the closing market price on the vesting date of $27.53, per share.

Long-Term Incentive Plan:

The ICT Group, Inc. Long-Term Incentive Plan (“LTIP”), provides for both a performance-based incentive and an executive retention incentive. The LTIP first establishes a performance-based incentive by requiring achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The Compensation Committee determines what portion of an award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded depends on the price of the Company’s stock at the date the performance level is determined and the award, if any, is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. For the three months ended March 31, 2007, we recognized no compensation expense pursuant to the LTIP since the minimum incentive targets, as defined by the LTIP, are not expected to be achieved for fiscal year 2007. All compensation expense relating to the LTIP is based on Management’s best estimate at that time as to what financial targets will be achieved. This estimate is re-evaluated quarterly and adjusted to reflect Management’s then best estimate.

Note 5: COMPREHENSIVE INCOME

We follow SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

	Three Months Ended March 31,
(in thousands)	2007	2006
Net income	$410	$2,762
Derivative instruments, net of tax	307	1
Foreign currency translation adjustments	(54)	(920)

Comprehensive income	$663	$1,843

Note 6: LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

On April 28, 2006, a broker with whom we executed an agreement in June 2001 filed a Demand for Arbitration and Statement of Claim against us with the American Arbitration Association. The Demand alleged various contract, quasi-contract and tort claims against us arising out of commissions we allegedly owe this broker pursuant to the June 2001 agreement for work we perform for one of our customers. We filed an Answer to the Demand on June 14, 2006 denying the allegations. Since that time, the parties have engaged in discovery. On January 16, 2007, the broker filed an Amended Demand and an expert report estimating damages. On April 6, 2007, the broker filed an addendum to the expert report that estimated a total of approximately $1.3 million of commissions allegedly owed for work we already performed and estimated a total of approximately $5.8 million of future commissions for work he projects we might perform over the next seven years. We believe that we have paid this broker all amounts due under the June 2001 agreement, have denied the allegations of the Amended Demand, and intend to vigorously defend ourselves against the claims. On March 2, 2007, we filed a Motion for Partial Summary Judgment with the three person arbitration panel seeking judgment in our favor on the broker’s tort, unjust enrichment, punitive damages, interest and attorney’s fees claims, as well as on several of the broker’s contract claims, including the claim for future commissions. On April 12, 2007, the arbitration panel granted our motion in part, dismissing the broker’s tort, unjust enrichment and punitive damages claims, but denied our motion with respect to the broker’s contract claims and claims for interest and attorney’s fees. The arbitration hearing is currently scheduled for the end of May 2007. The June 2001 agreement states that the decision of a majority of the arbitration panel shall be final and binding on the parties. We are unable at this time to determine the likelihood of an unfavorable outcome or to estimate the amount or range of possible loss.

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

	Three Months Ended March 31,
(in thousands)	2007	2006
Revenue:
United States	$87,511	$90,941
Canada	15,989	14,272
Other foreign countries	11,677	7,840

	$115,177	$113,053

(in thousands)	March 31, 2007	December 31, 2006
Property and equipment, net:
United States	$30,787	$31,653
Canada	7,351	7,651
Philippines	14,362	14,044
Other foreign countries	8,423	8,319

	$60,923	$61,667

Note 8: DERIVATIVE INSTRUMENTS

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico, Argentina, Costa Rica, India and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations from local currencies to U.S. dollars affects period-to-period comparability of operating results.

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

For the three months ended March 31, 2007 and 2006, we realized gains (losses) of $(159,000) and $432,000 on these derivative instruments, respectively. The fair value of outstanding derivative instruments is recorded on our consolidated balance sheets. As of March 31, 2007, the fair value of outstanding derivative instruments was an asset of $220,000 ($143,000, net of tax). At December 31, 2006, our outstanding derivatives had a fair value of $252,000 of unrealized losses ($164,000, net of tax). The outstanding derivative instruments at March 31, 2007 hedge a portion of anticipated operating costs and payables associated with the CAD and the PHP from April 2007 through March 2008.

We have also entered into a foreign exchange forward contract to reduce the effects of foreign currency fluctuations related to an $11.0 million intercompany note payable from our Netherlands subsidiary to a U.S. subsidiary. These gains and losses are recognized in earnings as the Company elected not to designate the contract as an accounting hedge. The gains and losses on this foreign exchange forward contract are expected to offset the foreign currency remeasurement gains and losses recorded on the note payable. We realized $114,000 of losses on these contracts for the three months ended March 31, 2007, which were offset by the foreign currency gains and losses.

Note 9: INCOME TAXES

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date.

We operate internationally, within various tax jurisdictions, and face examinations from the various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Our Federal income tax returns are closed to examination by the Internal Revenue Service through the tax year 2002, with the exception of transfer pricing matters, which have a longer statute of limitations. State and other income tax returns are generally subject to examination for a period of three to four years after the filing of the respective returns. The state impact of any amended Federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. We are not currently under any income tax related examinations by the Internal Revenue Service or any state tax authorities, except for the State of New York. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result, we recognized an increase in our liability for unrecognized income tax benefits of $594,000, which was accounted for as a decrease to our January 1, 2007 balance of retained earnings. With this adjustment, the total liability for unrecognized tax benefits related to Federal, state and foreign taxes at January 1, 2007 was approximately $1.9 million, including estimated interest and penalties of $191,000. Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This liability is included in other liabilities on our consolidated balance sheet. For the three months ended March 31, 2007 there were no changes to our liability for uncertain tax positions, except for additional interest, which was not significant. We do not anticipate that this liability will significantly change due to the settlement of examinations and the expiration of the statutes of limitations prior to March 31, 2008.

Note 10: CORPORATE RESTRUCTURING

The following is a rollforward of the accrual associated with our December 2002 corporate restructuring:

(in thousands)	Accrual at December 31, 2006	Cash Payments	Accrual at March 31, 2007
Lease obligations and facility exit costs	$913	$(82)	$831

During the three months ended March 31, 2007, we did not enter into any sublease arrangements. All cash payments made were related to the ongoing lease obligations.

We continue to evaluate and update our estimate of the remaining liabilities. At March 31, 2007 and December 31, 2006, $517,000 and $594,000, respectively, of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. As of March 31, 2007, the expiration date of the remaining facility lease is 2009. The balance of the restructuring accrual is included in accrued expenses and other current liabilities in our consolidated balance sheet at March 31, 2007 and December 31, 2006.

Note 11: RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS No. 157 will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently assessing the impact that SFAS No. 159 will have on our results of operations and financial position.

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

We provide our services through contact centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, Barbados, the Philippines, Costa Rica and Argentina. As of March 31, 2007, we had operations in 45 contact centers from which we support clients primarily in the financial services, insurance, healthcare, telecommunications, information technology, business and consumer services, government and energy services sectors. We also utilize a facility in India for our back office processing services.

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

Revenue is recognized as the services are performed, and is generally based on hours or minutes of work performed; however, certain types of revenue relating to upfront project setup costs must be deferred and recognized over a period of time, typically the length of the customer contract. The incremental direct cost associated with this revenue is also deferred over the same period of time. Some of our client contracts have performance standards, which can result in service penalties and other adjustments to monthly billings if the standards are not met. Any required adjustments to our monthly billings are reflected in our revenue on an as-incurred basis.

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

Results for the three months ended March 31, 2007 reflect the following:

•	Increased revenue, which grew 2% compared to the comparable prior year period.

•	Growth in our Services and Sales revenue was 2% and 1%, respectively, compared to the comparable prior year period.

•	The modest growth in revenue is reflective of the fact that many of our clients are migrating their service to offshore contact centers, which have lower revenue rates per production hour.

•	Our revenue reflects the impact of approximately $1.1 million of service penalties and credits given to two customers, which did not occur in the comparable prior year period.

•

Net income decreased by 85% as compared to the comparable prior year period, driven largely by an increase in labor costs of 15%, primarily due to certain first quarter calling volumes being higher than anticipated. We incurred additional staffing and training costs in order to meet these demands. These increased costs were not fully offset with increased revenue.

We continued increasing our near-shore and offshore operations during the three months ended March 31, 2007 by:

•	Opening our first contact center in Quebec, Canada.

•	Increasing the capacity of our contact centers in Costa Rica and the Philippines.

•	Our Philippines operations handled approximately 27% of total production for the first quarter of 2007 as compared to 19% of total production for the first quarter of 2006.

Our future profitability will be impacted by, among other things, our ability to expand our service offerings to existing customers as well as our ability to obtain new customers and grow new vertical markets. Our profitability is also impacted by our ability to manage costs, perform in accordance with contract requirements to avoid service penalties and mitigate the effects of foreign currency exchange risk. Our business is very labor-intensive and consequently, in an effort to reduce costs and be as competitive as possible in the marketplace, we have been moving some of our services to near-shore and offshore contact centers, which typically have lower labor costs. Our success is dependent upon our ability to perform work in locations where we can find qualified labor at cost-effective rates.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These generally accepted accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

During the three months ended March 31, 2007, we did not make any material changes to our critical accounting policies, except for the adoption of FASB Interpretation No. 48, as discussed below. For additional discussion of our critical accounting policies, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, Management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized through future taxable income. At December 31, 2006, we had deferred tax assets relating to net operating loss (NOL) carryforwards for state tax purposes, foreign NOL carryforwards and Federal tax credit carryforwards. The results of our evaluation as to whether we will be able to realize these deferred tax assets remains unchanged since December 31, 2006. Based on our current estimates for 2007, we anticipate that we will also create a deferred tax asset with respect to Federal NOL carryforwards. Based on our current assessment, we believe it is more likely than not that these deferred tax assets will be realized. Should our position change, we would be required to place a valuation allowance on these deferred tax assets, which could have a material impact on our results of operations. Generally, our ability to realize any of the above NOLs in the future will depend upon the Company’s ability to generate profits in the various tax jurisdictions to which they apply. The amount of the deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. We will continue to evaluate and assess the realizability of all deferred tax assets and adjust valuation allowances, if required in the future.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. Unrecognized tax benefits involve management judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the company’s results of operations, financial position and cash flows. Any adjustments related to our uncertain tax positions will impact our effective income tax rate. Additional information related to accounting for uncertainty in income taxes is discussed in Note 9 of the Notes to the Consolidated Financial Statements herein.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006:

	Three months ended March 31,
(dollars in thousands)	2007	2006	% change
Revenue:	$115,177	$113,053	1.9%
Services	87,481	85,688	2.1%
Sales	27,696	27,365	1.2%
Average Number of Workstations	12,822	10,795

During the three months ended March 31, 2007, we experienced modest growth in both our Services revenue and Sales revenue. Our Services revenue, which is made up primarily of inbound customer service programs, represented 76% of total revenue for the both the three months ended March 31, 2007 and 2006. Our overall revenue growth is impacted by the migration of our services to lower-cost offshore contact centers, particularly in the Philippines, which have lower revenue rates per production hour. Our Philippines operations handled 27% of our total production during the first quarter of 2007 as compared to 19% during the prior year first quarter. This is indicative of the trend in our industry as our clients strive to reduce their costs. Included in our 2006 first quarter, was approximately $9.0 million of revenue related to the initial enrollment period for Medicare Part D and $5.5 million of revenue from two large, low margin technology clients from whose programs we exited in 2006. Our revenue during the first quarter of 2007 was reduced by $1.1 million of service penalties and credits given to two clients.

Total annualized revenue per average workstation for the three months ended March 31, 2007 decreased by 14% to $35,931 from $41,890 for the three months ended March 31, 2006, reflecting the increased volume of work performed at lower cost facilities in Asia and Latin America. Additionally, while our total production hours increased 23% during the three months ended March 31, 2007 as compared to the prior year quarter, our revenue per production hour declined 17% over the same periods.

As we continue to perform work for our customers in near-shore and offshore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. For the three months ended March 31, 2007, changes in foreign exchange rates had a positive impact of $250,000 on total revenue as compared to the same period in the prior year. The impact was primarily due to changes in the Canadian dollar, the Euro, and the British pound sterling.

For the three months ended March 31, 2007 one customer accounted for 12% of our revenue. No other customers accounted for 10% or more of our revenue in the first quarter of 2007, nor did any customers account for 10% or more of our revenue for the three months ended March 31, 2006.

	Three months ended March 31,
(dollars in thousands)	2007	2006	% change
Cost of Services:	$73,624	$69,927	5.3%
Labor costs	55,597	48,170	15.4%
Telecom costs	5,724	5,486	4.3%
Other direct costs	12,303	16,271	-24.4%
Total Cost of Services as a Percentage of Revenue	63.9%	61.9%
Production Hours (in thousands)	5,295	4,312

Our cost of services consists primarily of direct labor costs associated with our customer service representatives (CSRs) and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance costs, other billable labor costs and support services costs.

For the three months ended March 31, 2007, the increase in our cost of services over the first quarter of 2006 was driven primarily by direct labor cost increases. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour for the three months ended March 31, 2007 was $10.50, compared to $11.17 for the three months ended March 31, 2006. This decrease reflects an overall decrease in wage rates of approximately 7% due to the volume of services performed in lower wage contact centers in Asia and Latin America, partially offset by the impact of foreign currency exchange rates. The primary reason for the increase in direct labor cost was the increased volume of production hours. A portion of this client demand was not anticipated which required us to hire additional staff at high labor rates which contributed to the overall increase in direct labor costs. The increase in telecom costs for the three months ended March 31, 2007 was volume driven as our telephony cost per production hour actually decreased by 15% from the prior year period.

Other costs of services for the three months ended March 31, 2007 decreased primarily due to significantly lower amounts of subcontracting costs and other labor costs, which decreased by $4.0 million as compared to the prior year. During the prior year, much of our subcontracting costs and other labor costs were derived from the various Medicare Part D programs we were supporting. Also impacting these costs in the prior year was an estimate of the expected loss recorded on a client program that was exited in 2006.

For the three months ended March 31, 2007, changes in foreign exchange rates had the effect of increasing our cost of services by $577,000 as compared to the same period in the prior year. Foreign exchange rate fluctuations will continue to have an impact on our results.

	Three months ended March 31,
(dollars in thousands)	2007	2006	% change
Selling, General and Administrative Expenses:	$41,178	$39,006	5.6%
Salaries, benefits and other personnel-related costs	17,056	16,063	6.2%
Facilities and equipment costs	14,028	13,191	6.3%
Depreciation and amortization	6,274	5,766	8.8%
Other SG&A costs	3,820	3,986	-4.2%
Total SG&A as a Percentage of Revenue	35.8%	34.5%

Selling, general and administrative (“SG&A”) expenses primarily are comprised of salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization costs.

SG&A expenses for the three months ended March 31, 2007 increased as compared to the same period in the prior year primarily because of increased salaries and benefits along with facilities costs. Our salaries and benefits costs reflect $491,000 and $341,000 of share-based compensation costs for the three month periods ended March 31, 2007 and 2006, respectively. Salaries and benefits costs also increased due to headcount increases. Our facilities costs consist primarily of rental fees, which increased in both periods because of our expansion over the past year. Since March 31, 2006, we have opened four new contact centers and expanded other offshore centers. In addition, our operations in Argentina, which began in December 2006, incurred $600,000 of SG&A expenses during the three months ended March 31, 2007. Approximately 39% and 33% of our SG&A expenses for the three months ended March 31, 2007 and 2006, respectively, were incurred in foreign locations, which are subject to changes in foreign exchange rates. Foreign exchange rates had the effect of increasing SG&A expenses by $647,000 for the three months ended March 31, 2007, as compared to the same period in the prior year.

As a percentage of revenue, our SG&A expenses increased for three months ended March 31, 2007 as compared to the same period in the prior year, primarily as a result of our incurring costs associated with expanding our infrastructure in an effort to manage the future increases of offshore demand for our services.

	Three months ended March 31,
(dollars in thousands)	2007	2006	% change
Interest Expense:	$(65)	$(667)	-90.3%
Interest Income:	$184	$43	327.9%

The interest expense for the three months ended March 31, 2007 represents the period amortization of the deferred financing costs that we have recorded. In the prior year, interest expense also included interest on outstanding borrowings under the Credit Facility. The increase in interest income for the three months ended March 31, 2007 as compared to the prior year period is reflective of higher average cash investment balances.

	Three months ended March 31,
(dollars in thousands)	2007	2006	% change
Income Tax Provision:	$84	$734	-88.6%

For the first quarter of 2007, our effective income tax rate was approximately 17% compared to approximately 21% in the first quarter of 2006. Our effective income tax rate represents our current estimate of income taxes for the fiscal year, as limited by our ability to recognize income tax benefits during quarterly periods in the tax jurisdictions for which we are expecting operating losses. Based on quarterly changes in our estimated income or loss in each tax jurisdiction, particularly in jurisdictions where we have tax holidays, our effective tax rate can fluctuate from period to period and experience more volatility than in recent years. Our effective income tax rate can also be impacted by our ability to realize the tax benefit of any deferred tax assets recorded.

Quarterly Results and Seasonality

We have experienced, and expect to continue to experience, quarterly variations in operating results, principally as a result of the timing of programs conducted by new and existing clients (particularly programs with substantial amounts of upfront project set-up costs), the timing of the migration of client programs to offshore locations, and SG&A expenses to support the growth and development of existing and new business units.

Our business tends to be strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season, while the first quarter often reflects a slowdown relating to the cessation of that activity. Currently, 76% of our revenue is being generated from service programs, which generally have less seasonality than sales programs. Typically, we experience higher call volumes and improved financial results during the second half of our fiscal year as compared to the first half.

Liquidity and Capital Resources

At March 31, 2007, we had $30.5 million of cash and cash equivalents compared to $32.4 million at December 31, 2006. We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility to the extent we have outstanding borrowings, costs of operations and business combinations.

Cash From Operations

Cash provided by operations for the three months ended March 31, 2007 was $2.6 million, compared to cash provided by operations of $9.6 million for the three months ended March 31, 2006.

Cash provided by operations for the three months ended March 31, 2007 was generated by net income of $410,000 and non-cash adjustments of $6.6 million, primarily depreciation and amortization. Net working capital changes and changes in non-current assets and liabilities decreased cash flow from operations by $4.4 million, largely driven by the increase in our accounts receivable balance of $3.1 million. The increase in accounts receivable was largely due to a delay in payments from two customers. These payments were subsequently received in early April 2007.

Cash provided by operations for the three months ended March 31, 2006 was generated by net income of $2.8 million and non-cash adjustments of $6.0 million, primarily depreciation and amortization. Net working capital changes and changes in non-current assets and liabilities increased cash flow from operations by $832,000. This change was primarily due to significant collections of accounts receivable which had the effect of reducing our accounts receivable balance by $7.5 million. This was largely offset by a decrease in accrued expenses and other liabilities. Included in accrued expenses at December 31, 2005 was an amount of $6.6 million due to a customer, which is an association, comprised of many member companies. The $6.6 million represented amounts previously collected from the association that were re-billed to the member companies at the request of the association in order to reflect a revised billing arrangement. These amounts were collected by us prior to December 31, 2005 and were repaid to the customer in the first half of 2006.

Credit Facility

For the three months ended March 31, 2007, we had no net borrowings under the Credit Facility as compared to $1.0 million of net repayments for the three months ended March 31, 2006. Our net repayments during the first quarter of 2006 were funded with cash generated from operations.

Our Credit Facility is a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. As of March 31, 2007, we were in compliance with all of the covenants contained in the Credit Facility.

Capital Expenditures

For the three months ended March 31, 2007, we spent $5.1 million on capital expenditures as compared to $5.9 million for the three months ended March 31, 2006. A portion of our capital expenditures is reflected in our workstation growth. There were 12,925 workstations in operation at March 31, 2007, compared to 12,719 workstations in operation at December 31, 2006 and 10,928 at March 31, 2006.

During the three months ended March 31, 2007, we added a net total of 206 workstations. This included 406 workstations added to various contact centers both domestically and abroad. These additions were partially offset by the elimination of 200 seats that were located in one of our domestic facilities. We spent approximately $4.0 million on workstation expansion during the first quarter of 2007. The remainder of our capital expenditures related primarily to upgrades of information technology and software purchases.

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

Our operations will continue to require significant capital expenditures to support the growth of our business. Historically, equipment purchases have been financed through cash generated from operations, the Credit Facility, our ability to acquire equipment through operating leases, and through capital lease obligations with various equipment vendors and lending institutions. We believe that cash-on-hand, the cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under our Credit Facility will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months.

Commitments and Obligations

As of March 31, 2007, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from operations. We would also consider accessing capital markets to meet our needs. In April 2006, we completed an equity offering of our common stock, however, we can give no assurances that this type of financing would be available in the future. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to our belief that the allegations against us in the litigation involving the company and one of our brokers are without merit and our intention to vigorously defend ourselves against them, our expectations regarding recent accounting pronouncements, the appropriateness of our reserves for contingencies, the realizability of our deferred tax assets, our ability to finance our operations and capital requirements for the next twelve months, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and the customers we target, our ability to comply with the terms of our customer agreements without being impacted by penalty provisions set forth therein, the benefits of certain technologies we have acquired or plan to acquire and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

Some factors that could prevent us from achieving our goals—and cause the assumptions underlying the forward-looking statements and our actual results to differ materially from those expressed in or implied by those forward-looking statements—include, but are not limited to, the following: (i) the competitive nature of the outsourced business services industry and our ability to distinguish our services from other outsourced business services companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) economic, political or other conditions which could alter the desire of businesses to outsource certain sales and service functions and our ability to obtain additional contracts to manage outsourced sales and service functions; (iii) the cost to defend or settle litigation against us or judgments, orders, rulings and other developments in litigation against us; (iv) government regulation of the telemarketing industry, such as the Do-Not-Call legislation; (v) our ability to offer value-added services to businesses in our targeted industries and our ability to benefit from our industry specialization strategy; (vi) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (vii) equity market conditions; (viii) technology risks, including our ability to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive, as well as costs to implement these new technologies; (ix) the results of our operations, which depend on numerous factors including, but not limited to, the timing of clients’ teleservices campaigns, the commencement and expiration of contracts, the ability to perform in accordance with the terms of the contracts, the timing and amount of new business generated by us, our revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the outsourced business services industry and the overall economy; (x) terrorist attacks and their aftermath; (xi) the outbreak of war, and (xii) our capital and financing needs.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related to our Credit Facility as well as investments in short-term, interest-bearing securities such as money market accounts. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Interest earned on our cash balances is based on current market rates. Accordingly, a 1.0% change (100 basis points) in these rates would have resulted in net interest income and expense changing by approximately $64,000 and $103,000 for the three months ended March 31, 2007 and 2006, respectively. Interest expense for the three months ended March 31, 2007, consists primarily of amortization of debt issuance costs associated with our Credit Facility. We have not incurred any interest expense on actual borrowings since May 2006. Correspondingly, our interest income earned has increased significantly as we have higher levels of invested cash due to the equity offering. The interest rates in effect for the Credit Facility at any point in time approximate market rates; thus, the fair value of any outstanding borrowings approximates its reported value. In the past, Management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider using these instruments to manage the impact of changes in interest rates based on Management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

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

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $1.0 million and $650,000 on our earnings for the three months ended March 31, 2007 and 2006, respectively.

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

Item 5. Other Information

On January 4, 2007, we issued a press release announcing that management had revised our fourth quarter 2006 earnings guidance to reflect the impact of a confluence of one-time events that occurred late in the fourth quarter. These revisions were caused by call center productivity reductions resulting from the Colorado blizzards that occurred in December 2006, the December 2006 earthquake in Taiwan, which damaged telecommunications lines to the Philippines, along with costs associated with the Company’s November 2006 acquisition of Argentina-based Proyectar Connect S.A. The revised guidance disclosed fourth quarter revenue would approximate $116 million, inclusive of the effects of the acquisition, and that diluted earnings per share would be in the range of $0.30 to $0.34. Revised earnings guidance for the period was based on approximately 16 million shares outstanding and took into account the full year benefit of the late December signing of the Work Opportunity Tax Credit (“WOTC”), which was retroactive to January 1, 2006 and was expected to reduce the company’s income taxes by $600,000 to $700,000.

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

ICT GROUP, INC.

Date: May 9, 2007	By:	/S/ JOHN J. BRENNAN
John J. Brennan Chairman, President and Chief Executive Officer

Date: May 9, 2007	By:	/S/ VINCENT A. PACCAPANICCIA
Vincent A. Paccapaniccia Executive Vice President, Corporate Finance, Chief Financial Officer and Assistant Secretary