Form 10-Q
period 2007-06-30
ICT GROUP INC
filed 2007-08-09
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

As of August 6, 2007, there were 15,786,876 outstanding shares of common stock, par value $0.01 per share, of the registrant.

ICT GROUP, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,592	$32,367
Accounts receivable, net of allowance for doubtful accounts of $394 and $489	81,823	83,673
Prepaid expenses and other current assets	13,375	10,898
Income taxes receivable	2,611	2,676
Deferred income taxes	249	250

Total current assets	127,650	129,864

PROPERTY AND EQUIPMENT, NET	66,286	61,667
DEFERRED INCOME TAXES	7,353	4,756
GOODWILL	13,208	12,862
OTHER ASSETS	6,381	6,517

	$220,878	$215,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$150	$—
Accounts payable	19,421	21,376
Accrued expenses and other current liabilities	24,544	22,506
Income taxes payable	4,141	4,193
Deferred income taxes	2,264	2,266

Total current liabilities	50,520	50,341

OTHER LIABILITIES	5,217	3,443
DEFERRED INCOME TAXES	735	737

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 15,775 and 15,734 shares issued and outstanding	158	157
Additional paid-in capital	116,662	115,633
Retained earnings	42,105	44,377
Accumulated other comprehensive income	5,481	978

Total shareholders’ equity	164,406	161,145

	$220,878	$215,666

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE	$112,041	$111,339	$227,218	$224,392

OPERATING EXPENSES:
Cost of services	70,389	66,849	144,013	136,776
Selling, general and administrative (including share-based compensation of $355, $648, $846 and $989, respectively)	40,978	39,555	82,156	78,561
Restructuring charge	3,839	—	3,839	—
Litigation	1,042	—	1,042	—

	116,248	106,404	231,050	215,337

Operating income (loss)	(4,207)	4,935	(3,832)	9,055

INTEREST EXPENSE	(64)	(155)	(129)	(822)
INTEREST INCOME	274	162	458	205

Income (loss) before income taxes	(3,997)	4,942	(3,503)	8,438

INCOME TAX PROVISION (BENEFIT)	(1,909)	1,038	(1,825)	1,772

NET INCOME (LOSS)	$(2,088)	$3,904	$(1,678)	$6,666

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.13)	$0.26	$(0.11)	$0.48

Diluted earnings (loss) per share	$(0.13)	$0.25	$(0.11)	$0.46

Shares used in computing basic earnings (loss) per share	15,770	14,967	15,758	13,885

Shares used in computing diluted earnings (loss) per share	15,770	15,466	15,758	14,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,678)	$6,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,806	11,678
Share-based compensation	846	989
Deferred income tax (benefit) provision	(3,336)	(346)
Amortization of deferred financing costs	90	90
Asset impairment	590	14
(Increase) decrease in:
Accounts receivable	3,854	5,785
Prepaid expenses and other current assets	(2,278)	143
Other assets	(588)	(257)
Increase (decrease) in:
Accounts payable	(2,394)	(3,256)
Accrued expenses and other liabilities	897	(8,208)
Income taxes payable, net	2,092	(469)

Net cash provided by operating activities	10,901	12,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,877)	(11,958)
Proceeds from sale of property and equipment	41	—

Net cash used in investing activities	(15,877)	(11,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	150	10,000
Payments on line of credit	—	(45,000)
Proceeds from equity offering, net of offering costs	—	53,102
Proceeds from exercise of stock options	323	2,535
Withholding of restricted share units for minimum tax obligations	(43)	—
Tax benefit from stock option exercises and stock awards	—	1,183

Net cash provided by financing activities	430	21,820

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	1,771	(705)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,775)	21,986
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,367	10,428

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,592	$32,414

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

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

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. We have two borrowing options, either a “Base Rate” option, under which the interest rate is calculated using the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, plus a spread ranging from 0% to 0.75%, or a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1% to 2.25%. The amount of the spread under each borrowing option depends on our ratio of funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, interest income, income taxes, and depreciation and amortization and certain other charges). At June 30, 2007, we had no outstanding borrowings.

For the three months ended June 30, 2007 and 2006, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $0 and $90,000, respectively. For the six months ended June 30, 2007 and 2006, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $0 and $711,000, respectively

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a quarterly commitment fee ranging from 0.2% to 0.5% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. As of June 30, 2007, we were in compliance with all covenants contained in the Credit Facility.

At June 30, 2007, we had $538,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of the unused Credit Facility at June 30, 2007 was $125.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

During the second quarter of 2007, our subsidiary in Argentina entered into a $700,000 short-term line of credit with a local bank for working capital needs. Any borrowings under this line of credit incur interest at an annual rate of 15%, which reflects the current market rate in Argentina. At June 30, 2007, there was $150,000 of outstanding borrowings under this line of credit. There were no other outstanding foreign currency loans nor were there any outstanding letters of credit.

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Net income (loss)	$(2,088)	$3,904	$(1,678)	$6,666

Basic earnings (loss) per share:
Weighted average shares outstanding	15,770	14,967	15,758	13,885

Basic earnings (loss) per share	$(0.13)	$0.26	$(0.11)	$0.48

Diluted earnings (loss) per share:
Weighted average shares outstanding	15,770	14,967	15,758	13,885
Dilutive shares resulting from common stock equivalents (1)	—	499	—	493

Shares used in computing diluted earnings per share	15,770	15,466	15,758	14,378

Diluted earnings (loss) per share	$(0.13)	$0.25	$(0.11)	$0.46

(1)	Given the Company’s loss for the three and six month periods ended June 30, 2007, all common stock equivalents were excluded from the calculation of diluted shares as the result would be antidilutive. Accordingly, the dilutive effect of options to purchase 512,000 and 541,000 shares of common stock and 149,000 and 179,000 restricted stock units, were not included in the computation of Diluted EPS for the three and six-months ended June 30, 2007. For the three months ended June 30, 2006, options to purchase 24,000 shares of common stock and 13,000 restricted stock unit awards have been excluded from the calculation of diluted shares as giving effect to such options would be antidilutive. For the six months ended June 30, 2006 options to purchase 24,000 shares of common stock and 63,000 restricted stock units have been excluded from the calculation of diluted shares as giving effect to such options would be antidilutive.

Note 4: EQUITY PLANS AND SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive management, the Board of Directors and other full-time employees. Share-based compensation is reflected in our consolidated statements of operations as follows.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Share-based compensation:
Stock options	$(65)	$160	$16	$330
Restricted stock units (“RSUs”)	420	412	830	508
Long-term incentive plan	—	76	—	151

Total share-based compensation	$355	$648	$846	$989

Stock option awards are available under our current existing equity plans. We recognize compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period, which for these awards is the vesting period. None of the stock options granted to date have performance-based or market-based vesting conditions.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	593,745	$10.97
Granted	—	—
Exercised	(29,745)	10.88
Canceled/forfeited	(43,210)	9.76

Outstanding, June 30, 2007	520,790	$11.07	4.4 years	$4,112,323

Vested and Exercisable at June 30, 2007	455,140	$10.57	3.9 years	$3,691,327
Expected to Vest as of June 30, 2007	517,508	$11.06	4.4 years	$3,961,223

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

To the extent an RSU award has performance conditions and graded-vesting, we treat each vesting tranche as an individual award and recognize compensation expense on a straight-line basis over the requisite service period for each tranche. The requisite service period over which we will record compensation expense is a combination of the performance period and subsequent vesting period based on continued service. The following table summarizes the changes in non-vested RSUs that have only service conditions for the six months ended June 30, 2007.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2007	157,616	$24.75
Granted	103,938	23.37
Vested	(24,297)	24.05
Canceled/Forfeited	(5,451)	27.48

Non-vested RSUs at June 30, 2007	231,806	$24.14	$4,337,090

Included in the vested number of RSUs for the six months ended June 30, 2007 were 1,456 RSUs that employees surrendered to the Company for payment of the minimum tax withholding obligations. During the six months ended June 30, 2007, we valued the stock at the closing market price on the date of surrender for an aggregate value of approximately $42,800, or $29.39 per share. Also included in the vested number of RSUs for the six months ended June 30, 2007 were 12,500 RSUs that were cash-settled based on the closing market price on the vesting date of $27.53 per share.

Long-Term Incentive Plan:

The ICT Group, Inc. Long-Term Incentive Plan (“LTIP”) provides for both a performance-based incentive and an executive retention incentive. The LTIP first establishes a performance-based incentive by requiring achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The Compensation Committee determines what portion of an award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded depends on the price of the Company’s stock at the date the performance level is determined and the award, if any, is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. For the three and six months ended June 30, 2007, we recognized no compensation expense pursuant to the LTIP since the minimum incentive targets, as defined by the LTIP, are not expected to be achieved for fiscal year 2007. All compensation expense relating to the LTIP is based on Management’s best estimate at that time as to what financial targets will be achieved. This estimate is re-evaluated quarterly and adjusted to reflect Management’s then best estimate.

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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(2,088)	$3,904	$(1,678)	$6,666
Derivative instruments, net of tax	1,063	(179)	1,370	(178)
Foreign currency translation adjustments	3,187	1,368	3,133	448

Comprehensive income	$2,162	$5,093	$2,825	$6,936

Note 7: LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

On April 28, 2006, a broker with whom we executed an agreement in June 2001 filed a Demand for Arbitration and Statement of Claim against us with the American Arbitration Association. The Demand alleged various contract, quasi-contract and tort claims against us arising out of commissions we allegedly owe this broker pursuant to the June 2001 agreement for work we perform for one of our customers. The June 2001 agreement states that the decision of a majority of the arbitration panel shall be final and binding on the parties. Prior to the scheduled arbitration, which was scheduled for the end of May 2007, the Company agreed on a settlement with the broker for $825,000. This amount was accrued and paid during the three months ended June 30, 2007. We also incurred legal expenses totaling $217,000 during the three months ended June 30, 2007.

Note 8: OPERATING AND GEOGRAPHIC INFORMATION

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we believe that we have one reportable segment. Our services are provided through operating centers located throughout the world and include customer care management services as well as telesales, database marketing services, marketing research services, technology hosting services, and data management and collection services on behalf of customers operating in our target industries. Technological advancements have allowed us to better control production output at each center by routing customer calls to different centers depending on capacity. A particular center and the technology assets utilized by that center may have different geographic locations. Accordingly, many of our centers are not limited to performing only one of the above-mentioned services; rather, they can perform a variety of different services for different customers in different geographic markets.

The following table shows information by geographic area. For the purposes of our disclosure, revenue is attributed to countries based on the location of the customer being served and property and equipment is attributed to countries based on physical location of the asset.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
United States	$80,810	$86,402	$168,321	$177,343
Canada	19,440	16,331	35,429	30,603
Other foreign countries	11,791	8,606	23,468	16,446

	$112,041	$111,339	$227,218	$224,392

(in thousands)	June 30, 2007	December 31, 2006
Property and equipment, net:
United States	$29,757	$31,653
Canada	7,402	7,651
Philippines	20,373	14,044
Other foreign countries	8,754	8,319

	$66,286	$61,667

Note 9: DERIVATIVE INSTRUMENTS

We have operations in Canada, Ireland, the United Kingdom, Australia, Mexico, Argentina, Costa Rica, India and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations from local currencies to U.S. dollars affects period-to-period comparability of operating results.

Our most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. Historically, our most significant area of exposure has been with the Canadian operations, where a portion of revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in Canadian dollars (CAD). However, we are also experiencing foreign currency exposure in the Philippines, where the revenue is typically earned in USD, but operating costs are denominated in Philippine pesos (PHP). Since the beginning of 2007, the PHP has strengthened against the USD. As we continue to increase outsourcing to the Philippines, and decrease outsourcing to Canada we will experience a greater degree of foreign currency exposure related to the PHP and reduced exposure related to the CAD. We mitigate a portion of these exposures with foreign currency derivative contracts.

The foreign currency forward contracts and currency options that are used to hedge these exposures are designated as cash flow hedges. The gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income in shareholders’ equity until settlement of the contract occurs. Settlement occurs in the same period that the hedged item affects earnings. Gains or losses from the ineffective portion of the hedge that exceeds the cumulative change in the present value of future cash flows of the hedged item, if any, are recognized immediately in the consolidated statement of operations. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item.

For the three months ended June 30, 2007 and 2006, we realized gains of $589,000 and $503,000 on the derivative instruments, respectively. For the six months ended June 30, 2007 and 2006, we realized gains of $430,000 and $934,000, respectively. The fair value of outstanding derivative instruments is recorded in our consolidated balance sheets. As of June 30, 2007, the fair value of outstanding derivative instruments was an asset of approximately $1.8 million ($1.2 million, net of tax). At December 31, 2006, our outstanding derivatives had a fair value of $252,000 of unrealized losses ($164,000, net of tax). The outstanding derivative instruments at June 30, 2007 hedge a portion of our foreign currency exposure associated with the CAD and the PHP from July 2007 through June 2008.

We have also entered into a foreign exchange forward contract to reduce the effects of foreign currency fluctuations related to an $11.0 million intercompany note payable from our Netherlands subsidiary to a U.S. subsidiary. These gains and losses are recognized in earnings as the Company elected not to designate the contract as an accounting hedge. The gains and losses on this foreign exchange forward contract are expected to offset the foreign currency remeasurement gains and losses recorded on the note payable. We realized $117,000 and $231,000 of losses on these contracts for the three and six months ended June 30, 2007, which were offset by the foreign currency gains and losses.

Note 10: INCOME TAXES

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

We operate internationally, within various tax jurisdictions, and face examinations from the various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Our Federal income tax returns are closed to examination by the Internal Revenue Service through the tax year 2002, with the exception of transfer pricing matters, which have a longer statute of limitations. State and other income tax returns are generally subject to examination for a period of three to four years after the filing of the respective returns. The state impact of any amended Federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. We are not currently under any income tax related examinations by the Internal Revenue Service or any state tax authorities, except for the State of New York. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result, we recognized an increase in our liability for unrecognized income tax benefits of $594,000, which was accounted for as a decrease to our January 1, 2007 balance of retained earnings. With this adjustment, the total liability for unrecognized tax benefits related to Federal, state and foreign taxes at January 1, 2007 was approximately $1.9 million, including estimated interest and penalties of $191,000. Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This liability is included in other liabilities on our consolidated balance sheet. For the three and six months ended June 30, 2007 there were no changes to our liability for uncertain tax positions, except for additional interest, which was not significant. We do not anticipate that this liability will significantly change due to the settlement of examinations and the expiration of the statutes of limitations prior to June 30, 2008.

Note 11: CORPORATE RESTRUCTURING

The following is a rollforward of the accrual associated with our December 2002 corporate restructuring:

(in thousands)	December 31, 2006	Cash Payments	June 30, 2007
Lease obligations and facility exit costs	$913	$(161)	$752

During the three and six months ended June 30, 2007, we did not enter into any sublease arrangements for the remaining facility associated with the 2002 restructuring. All cash payments made were related to the ongoing lease obligation. We continue to evaluate and update our estimate of the remaining liabilities. The lease associated with the remaining facility expires in 2009.

During the second quarter of 2007, we recorded a $3.8 million pre-tax restructuring charge in connection with a plan to reduce our North American cost structure by closing six operating centers prior to the end of their existing lease terms. The restructuring charge included severance of $370,000, site closure costs totaling $2.9 million, which are primarily ongoing lease and other contractual obligations and the write-off of $555,000 of leasehold improvements and certain fixed assets. At June 30, 2007, the remaining accrual associated with this charge was $2.4 million, representing primarily ongoing lease obligations and facility exit costs. As of June 30, 2007, the expiration dates of the leases associated with this restructuring range from 2007 to 2009.

The following is a rollforward of the accrual associated with our 2007 corporate restructuring:

(in thousands)	Restructuring Charge	Payments	Asset Impairment	Balance at June 30, 2007
Lease obligations and facility exit costs	$2,914	$(507)	—	$2,407
Asset impairments	555	—	$(555)	—
Severance payments	370	(332)	—	38

	$3,839	$(839)	$(555)	$2,445

At June 30, 2007 and December 31, 2006, $1,027,000 and $594,000, respectively, of the combined restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. The remaining balance is included in accrued expenses and other current liabilities in our consolidated balance sheet at June 30, 2007 and December 31, 2006.

Note 12: RECENT ACCOUNTING PRONOUNCEMENTS

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

•

Marketing, Technology and Business Process Outsourcing (BPO) Solutions (including market research, database marketing, interactive voice response (IVR), alert notification, e-mail management, data capture, collections and other back-office business processing services).

We provide our services through operating centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, the Philippines, Costa Rica and Argentina. As of June 30, 2007, we had operations in 41 operating centers from which we support clients primarily in the financial services, insurance, healthcare, telecommunications, information technology, business and consumer services, government and energy services sectors. We also utilize a facility in India for back office processing services.

Our domestic sales force is organized by specific industry verticals, which enables our sales personnel to develop in-depth industry and product knowledge. We also have sales operations in the U.K., Canada, Mexico, Australia and Argentina.

We invest heavily in systems and software technologies designed to improve productivity, thereby lowering the effective cost per contact made or received. Our systems and software technologies are also designed to improve sales and customer service effectiveness by providing sales and service representatives with real-time access to customer and product information. We currently offer and/or utilize a comprehensive suite of CRM technologies, available on a hosted basis for use by clients at their own in-house facilities or on a co-sourced basis in conjunction with our fully integrated, Web-enabled centers. Our technologies include automatic call distribution (ACD) voice processing, interactive voice response (IVR), advanced speech recognition (ASR), Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing, sales force and marketing automation, alert notification and Web self-help.

We believe that we were one of the first fully automated outsourced customer management services companies, and we were among the first such companies to implement predictive dialing technology for telemarketing and market research, provide collaborative Web browsing services and utilize VoIP capabilities. Through our global implementation of VoIP, we have established a redundant voice and data network infrastructure that can seamlessly route inbound and outbound voice traffic to our centers worldwide. We do not provide telecommunications or VoIP services to the general public.

Our customer care clients typically enter into multi-year, contractual relationships that may contain provisions for early contract terminations. We generally operate under month-to-month contractual relationships with our telesales clients. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Our services are generally priced based upon per-minute or hourly rates. On occasion, we perform services for which we are paid incentives based on completed sales. The nature of our business is such that we generally compete with other outsourced service providers as well as the retained in-house operations of our customers. This can create pricing pressures and impact the rates we can charge in our contracts.

Revenue is recognized as the services are performed, and is generally based on hours or minutes of work performed; however, certain types of revenue relating to upfront project setup costs is deferred and recognized over a period of time, typically the length of the customer contract. The incremental direct cost associated with this revenue is also deferred over the same period of time. Some of our client contracts have performance standards, which can result in service penalties and other adjustments to monthly billings if the standards are not met. Any required adjustments to our monthly billings are reflected in our revenue on an as-incurred basis.

We refer to our revenue as either Sales revenue or Services revenue. Our Sales revenue includes outbound consumer telesales for new customer acquisition and cross-selling products and services to existing customers. Services revenue encompasses all our other revenue, which is classified into the categories of customer service and ancillary services. Customer service includes inbound order handling, customer care, help desk support, technical support and patient assistance whereas ancillary services include market research, database marketing, lead qualification, technology hosting, data processing, data entry, receivables management and other BPO activities.

Results for the three and six months ended June 30, 2007 reflect the following:

•	Increase in production hours of 13% for the second quarter and 18% year-to-date, as compared to the comparable prior year periods. This reflects the continued growth in our operations.

•	Our Philippines operations handled approximately 29% of total production for the second quarter of 2007 as compared to 22% of total production for the second quarter of 2006.

•	Our Philippines operations handled approximately 28% of total production for the year to date, as compared to 21% of total production for the prior year.

•

Modest revenue growth, which is reflective of the fact that many of our domestic clients are migrating their service to our lower-priced offshore centers, which thus produce lower revenue rates per production hour.

•	Growth in our Services revenue was 4% and 3%, respectively, for the three and six months ended June 30, 2007, compared to the comparable prior year periods.

•

Our Sales revenue declined 7% and 3%, respectively, for the three and six months ended June 30, 2007, compared to the comparable prior year periods. Our domestic Sales business has migrated offshore faster than our overall business.

•

Our revenue for the six months ended June 30, 2007 reflects the impact of approximately $1.1 million of service penalties and credits given to two customers, which did not occur in the comparable prior year period. These credits were recorded during the first quarter of 2007.

•	Facility Closures

•

We closed six facilities during the second quarter, four of which were in the U.S. We recorded a pre-tax charge of $3.8 million, comprised of ongoing lease obligations, asset impairments and severance. We intend to expand the restructuring plan that was announced in May 2007 to better align our resources with our client needs.

•	We settled an outstanding litigation with a broker for $825,000 plus legal expenses of $217,000.

•	Facility Expansion

•

During the six months ended June 30, 2007, we opened our first operations center in Quebec, Canada, increased the capacity of our centers in Costa Rica, and opened our fourth operating center in the Philippines.

Our future profitability will be impacted by, among other things, our ability to expand our service offerings to existing customers as well as our ability to obtain new customers and grow new vertical markets. Our profitability is also impacted by our ability to manage costs, perform in accordance with contract requirements to avoid service penalties and mitigate the effects of foreign currency exchange risk. Our business is very labor-intensive and consequently, in an effort to reduce costs and be as competitive as possible in the marketplace, we have been moving many of our domestic operations to near-shore and offshore operating centers, which typically have lower labor costs. Our success is dependent upon our ability to perform work in locations where we can find qualified labor at cost-effective rates and effectively manage that labor in the most profitable manner.

Some of these benefits, however, may be offset by the expanded training and associated costs we have incurred in the past, and may continue to incur because of our service mix. Many of our customer care services require more complex and costly training processes and to the extent we cannot bill these amounts to our clients, our profitability will be impacted. In addition to the more complex training, the employees who work on our customer care programs are generally paid a higher hourly rate because of the more complex level of services they are providing.

We believe that our 2007 performance will be largely dependent on our ability to continue capturing new business, leveraging the investment we have made in our infrastructure and by expanding our business service offerings. We believe that major corporations will continue to leverage the skills of companies like ours and that the services outsourced will continue to expand beyond the contact center services that currently comprise the large majority of our business. We plan to leverage our existing strength in the financial services, insurance and healthcare markets and provide additional business services to our customers. To capitalize on these opportunities, we will continue to enhance the technologies we use.

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

During the six months ended June 30, 2007, we did not make any material changes to our critical accounting policies, except for the adoption of FASB Interpretation No. 48, as discussed below. For additional discussion of our critical accounting policies, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, Management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized, principally through future taxable income. At June 30, 2007, we had deferred tax assets relating to net operating loss (NOL) carryforwards for state tax purposes, foreign NOL carryforwards and Federal tax credit carryforwards. The results of our evaluation as to whether we will be able to realize these deferred tax assets remains unchanged since December 31, 2006. Based on our current estimates for 2007, we anticipate that we will also create a deferred tax asset with respect to U.S. Federal NOL carryforwards, which approximated $5.1 million at June 30, 2007. Based on our current assessment, we believe it is more likely than not that these deferred tax assets will be realized. Should our position change, we would be required to place a valuation allowance on these deferred tax assets, which could have a material impact on our results of operations. Our ability to realize any of the above NOLs in the future will depend upon the Company’s ability to generate profits in the various tax jurisdictions to which they apply. The amount of the deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. We will continue to evaluate and assess the realizability of all deferred tax assets and adjust valuation allowances, if required in the future.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. Unrecognized tax benefits involve management judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the company’s results of operations, financial position and cash flows. Any adjustments related to our uncertain tax positions will impact our effective income tax rate. Additional information related to accounting for uncertainty in income taxes is discussed in Note 9 of the Notes to the Consolidated Financial Statements herein.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 and 2006:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2007	2006	% change	2007	2006	% change
Revenue:	$112,041	$111,339	0.6%	$227,218	$224,392	1.3%

Services	84,345	81,511	3.5%	171,826	167,199	2.8%
Sales	27,696	29,828	-7.1%	55,392	57,193	-3.1%

Average Number of Workstations	12,769	11,129		12,752	10,973

Our overall revenue growth is impacted by the migration of our services to lower-cost offshore operating centers, particularly in the Philippines, which have lower revenue rates per production hour. Our Philippines operations handled 29% and 28% of our total production during the three and six months ended June 30, 2007 as compared to 22% and 21% for the comparable periods in 2006. This is indicative of the trend in our industry as our clients strive to reduce their costs.

During the three and six months ended June 30, 2007, we experienced growth in our Services revenue. Our Services revenue, which is made up primarily of inbound customer service programs, increased to 75% and 76% of total revenue for the three and six months ended June 30, 2007, respectively, as compared to 73% and 75% for the comparable periods in 2006. Conversely, our Sales revenue decreased to 25% and 24% of total revenue for the three and six months ended June 30, 2007, respectively, as compared to 27% and 25% for the comparable periods in 2006.

Our revenue during the first six months of 2007 was reduced by $1.1 million of service penalties and credits given to two clients. Included in the three and six months ended June 30, 2006, was approximately $7.0 million and $16.0 million, respectively, of revenue related to the initial enrollment period for Medicare Part D and $900,000 and $5.5 million of revenue, respectively from two large, low margin technology clients from whose programs we exited in 2006.

Total annualized revenue per average workstation in production for the three months ended June 30, 2007 decreased by 12% to $35,098, as compared to the comparable prior year period. Total annualized revenue per average workstation in production for the six months ended June 30, 2007 decreased by 13% to $35,636, as compared to the comparable prior year period. The decrease is primarily due to our recent expansion in the Philippines where we have opened our fourth operating center and the resultant lower revenue rates as well as the growth of our business in Latin America, which is also priced lower than work performed in our domestic centers.

As we continue to perform work for our customers in near-shore and offshore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. For the three and six months ended June 30, 2007, changes in foreign exchange rates had a positive impact of $935,000 and $1.2 million, respectively, on total revenue as compared to the same period in the prior year. The impact was primarily due to changes in the Canadian dollar and the British pound sterling.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2007	2006	% change	2007	2006	% change
Cost of Services:	$70,389	$66,849	5.3%	$144,013	$136,776	5.3%

Direct labor costs	52,065	47,358	9.9%	107,662	95,528	12.7%
Telecom costs	5,648	6,302	-10.4%	11,372	11,788	-3.5%
Other costs of services	12,676	13,189	-3.9%	24,979	29,460	-15.2%

As a Percentage of Revenue
Total Cost of Services	62.8%	60.0%		63.4%	61.0%
Production Hours (in thousands)	4,982	4,407		10,277	8,719

Our cost of services consists primarily of direct labor costs associated with our customer sales and service representatives (CSRs) and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance costs, other billable labor costs and support services costs.

For the three and six months ended June 30, 2007, the increase in our cost of services over the comparable periods in 2006 was driven primarily by direct labor cost increases directly attributable to increased production hours as well as increases in other costs of services. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour for the three and six months ended June 30, 2007 was $10.45 and $10.48, respectively compared to $10.74 and $10.96 for the comparable periods in 2006. This decrease reflects an overall decrease in wage rates of approximately 6% for both the three and six months ended June 30, 2007, respectively. The primary reason for the increase in direct labor cost was the increased volume of production hours. A portion of this increased client demand was not anticipated which required us to hire additional staff at high labor rates which contributed to the overall increase in direct labor costs for the six months ended June 30, 2007. The decrease in telecom costs for the three and six months ended June 30, 2007 was driven down primarily through obtaining lower rates from our vendors.

Other costs of services for the three and six months ended June 30, 2007 decreased primarily due to significantly lower amounts of subcontracting costs and other labor costs, which decreased by $1.9 million and $5.8 million, respectively as compared to the prior year. During the prior year, much of our subcontracting costs and other labor costs were derived from the various Medicare Part D programs we were supporting.

Approximately 55% and 52% of our cost of services for the three and six months ended June 30, 2007 were incurred in foreign locations, which are subject to changes in foreign exchange rates, as compared to 44% and 41% for the comparable periods in 2006. For the three and six months ended June 30, 2007, changes in foreign exchange rates had the effect of increasing our cost of services by $1.8 million and $2.3 million as compared to the same periods in the prior year. Foreign exchange rate fluctuations will continue to have an impact on our results.

(dollars in thousands)	Three months ended June 30,		% change	Six months ended June 30,		% change
	2007	2006		2007	2006
Selling, General and Administrative Expenses:	$40,978	$39,555	3.6%	$82,156	$78,561	4.6%

Salaries, benefits and other personnel-related costs	17,131	17,081	0.3%	34,187	33,144	3.1%
Facilities and equipment costs	14,271	13,376	6.7%	28,299	26,567	6.5%
Depreciation and amortization	6,532	5,912	10.5%	12,806	11,678	9.7%
Other SG&A costs	3,044	3,186	-4.5%	6,864	7,172	-4.3%

As a Percentage of Revenue
Total SG&A	36.6%	35.5%		36.2%	35.0%

Selling, general and administrative (“SG&A”) expenses primarily are comprised of salaries and benefits, rental expenses relating to our facilities and equipment, equipment maintenance and depreciation and amortization.

SG&A expenses for the three and six months ended June 30, 2007 increased as compared to the same periods in the prior year primarily because of increased salaries and benefits along with facilities costs. Our salaries and benefits costs reflect $355,000 and $846,000 of share-based compensation costs during the three and six months ended June 30, 2007 and reflects a decrease of $293,000 and $143,000, respectively, from the amounts from the comparable periods in 2006. Our facilities costs consist primarily of rent expense, which increased in both periods because of our expansion over the past year. During 2007, we opened our fourth operating center in the Philippines and our first operating center in Quebec, which contributed to the increased facilities costs. The decrease in other SG&A costs for both the three and six months ended June 30, 2007 is primarily due to realized gains on our hedging instruments. Approximately 45% and 42% of our SG&A expenses for the three and six months ended June 30, 2007 were incurred in foreign locations, which are subject to changes in foreign exchange rates, as compared to 35% and 34% for each comparable period in 2006. Foreign exchange rates had the effect of increasing SG&A expenses by $450,000 and $1.1 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in the prior year, before consideration of the effects of foreign currency hedging.

As a percentage of revenue, our SG&A expenses increased for the three and six months ended June 30, 2007 as compared to the same period in the prior year, primarily as a result of increased infrastructure costs as we continue to expand offshore.

(dollars in thousands)	Three months ended June 30,		% change	Six months ended June 30,		% change
	2007	2006		2007	2006
Restructuring Charge:	$3,839	$—	n/a	$3,839	$—	n/a
Litigation Costs:	$1,042	$—	n/a	$1,042	$—	n/a

During the three months ended June 30, 2007, we announced a corporate restructuring and recorded a $3.8 million pre-tax restructuring charge in connection with a plan to reduce our cost structure by closing six operating centers prior to the end of their existing lease terms. The restructuring costs included severance of $370,000, site closure costs totaling $2.8 million, which are primarily ongoing lease and other contractual obligations and the write-off of $555,000 of leasehold improvements and certain fixed assets.

Our litigation costs for the three and six months ended June 30, 2007 were incurred as part of the settlement of litigation with a broker formerly engaged by the Company, which was announced during the second quarter. The costs incurred during the three and six months of 2007 were comprised of the $825,000 settlement amount and associated legal fees of $217,000.

(dollars in thousands)	Three months ended June 30,		% change	Six months ended June 30,		% change
	2007	2006		2007	2006
Interest Expense:	$(64)	$(155)	-58.7%	$(129)	$(822)	-84.3%
Interest Income:	$274	$162	69.1%	$458	$205	123.4%

The interest expense for the three and six months ended June 30, 2007 represents the period amortization of the deferred financing costs that we have recorded. In the prior year, interest expense also included interest on outstanding borrowings under the Credit Facility. The increase in interest income for the three and six months ended June 30, 2007 as compared to the prior year periods is reflective of higher average cash investment balances.

(dollars in thousands)	Three months ended June 30,		% change	Six months ended June 30,		% change
	2007	2006		2007	2006
Income Tax Provision (Benefit):	$(1,909)	$1,038	-283.9%	$(1,825)	$1,772	-203.0%

For the three and six months ended June 30, 2007, our effective income tax rate was 48% and 52% compared to approximately 21% for the corresponding periods in 2006. Our effective income tax rate represents our best estimate for the three and six months periods ended June 30, 2007, as limited by our ability to recognize income tax benefits during quarterly periods in the tax jurisdictions for which we are expecting operating losses. Based on quarterly changes in our estimated income or loss in each tax jurisdiction, particularly in jurisdictions where we have tax holidays, our effective tax rate can fluctuate from period to period and experience more volatility than in recent years. During the second quarter of 2007, we received a tax holiday in the Philippines for our new facility and renewed a tax holiday that was expiring. Our effective income tax rate can also be impacted by our ability to realize the tax benefit of any deferred tax assets recorded.

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

Liquidity and Capital Resources

At June 30, 2007, we had $29.6 million of cash and cash equivalents compared to $32.4 million at December 31, 2006. We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility to the extent we have outstanding borrowings, costs of operations and business combinations.

Cash From Operations

Cash provided by operations for the six months ended June 30, 2007 was $10.9 million, compared to cash provided by operations of $12.8 million for the six months ended June 30, 2006.

Cash provided by operations for the six months ended June 30, 2007 reflects a net loss of $1.7 million, offset by non-cash adjustments of $14.0 million, primarily depreciation and amortization, and $1.4 million of net working capital changes and changes in non-current assets and liabilities, which was largely driven by the decrease in accounts payable, accrued expenses and other liabilities and prepaid expenses and other current assets, partially offset by a decrease in accounts receivable.

Cash provided by operations for the six months ended June 30, 2006 was generated by net income of $6.7 million and non-cash adjustments of $12.4 million, primarily depreciation and amortization. Changes in our working capital accounts and changes in non-current assets and liabilities decreased cash flow from operations by $6.3 million. This decrease in cash flow was primarily due to a decrease in accounts payable, accrued expenses and other liabilities, and income taxes payable of $11.9 million. Included in accrued expenses at December 31, 2005 was an amount of $6.6 million due to a customer, which is an association comprised of several member companies. The $6.6 million represented amounts previously collected from the association that were re-billed to the member companies at the request of the association in order to reflect a revised billing arrangement. The $6.6 million was collected by us prior to December 31, 2005 and was repaid to the customer in the first six months of 2006. These decreases were partially offset by significant collections of accounts receivable which had the effect of lowering our accounts receivable balance by $5.8 million.

Credit Facility

For the six months ended June 30, 2007, we had no net borrowings under the Credit Facility as compared to $35.0 million of net repayments for the six months ended June 30, 2006. Our net repayments during the first six months of 2006 were funded with proceeds from our equity offering that we completed in the second quarter of 2006.

Our Credit Facility is a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. As of June 30, 2007, we were in compliance with all of the covenants contained in the Credit Facility.

Our subsidiary in Argentina had net borrowings of $150,000 under a line of credit with a local bank for the six months ended June 30, 2007.

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

During the six months ended June 30, 2007 and 2006, we also generated $323,000 and $2.5 million in proceeds from the exercise of employee stock options. The stock option exercises in 2006 generated income tax benefits of $1.2 million.

Capital Expenditures

For the six months ended June 30, 2007, we spent $15.9 million on capital expenditures as compared to $12.0 million for the six months ended June 30, 2006. We spent approximately $12.5 million on workstation expansion during the first six months of 2007, primarily through our expansion in the Philippines and Quebec. A portion of these capital expenditures is considered construction in progress, as the corresponding workstations will not be placed into production until the third and fourth quarters of 2007. The remainder of our capital expenditures related primarily to upgrades of information technology and software purchases.

During the six months ended June 30, 2007, we put into production 654 workstations in various centers and eliminated 760 workstations through the recent facility closures as we continued to realign our resources with our client needs. There were 12,613 workstations in operation at June 30, 2007, compared to 12,719 workstations in operation at December 31, 2006 and 11,330 at June 30, 2006.

During the six months ended June 30, 2006, we added a net total of 668 workstations. This included 700 workstations added to our third operating center in the Philippines, which was opened in February 2006 as well as 110 workstations added among various other centers. These additions were partially offset by the elimination of 142 seats, of which 92 were located in two centers that we closed, due to expiring leases. We spent approximately $8.4 million on workstation expansion during the first six months of 2006. The remainder of our capital expenditures related primarily to information technology.

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

Commitments and Obligations

As of June 30, 2007, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from operations. We would also consider accessing capital markets to meet our needs, however we can give no assurances that this type of financing would be available in the future. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related to our Credit Facility as well as investments in short-term, interest-bearing securities such as money market accounts. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Interest earned on our cash balances is based on current market rates. Accordingly, a 1.0% change (100 basis points) in these rates would have resulted in net interest income and expense changing by $54,000 and $87,000 for the three and six months ended June 30, 2007 and by $41,000 and $140,000 for the three and six months ended June 30, 2006, respectively. Interest expense for the six months ended June 30, 2007, consists primarily of amortization of debt issuance costs associated with our Credit Facility. We have not incurred any interest expense on actual borrowings since May 2006. Correspondingly, our interest income earned has increased significantly as we have higher levels of invested cash due to the equity offering. The interest rates in effect for the Credit Facility at any point in time approximate market rates; thus, the fair value of any outstanding borrowings approximates its reported value. In the past, Management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider using these instruments to manage the impact of changes in interest rates based on Management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

Foreign Currency Risk

We have operations in Canada, Ireland, the United Kingdom, Australia, Mexico, the Philippines, India, Argentina and Costa Rica that are subject to foreign currency fluctuations. Our most significant foreign currency exposures occur when revenue is generated in one currency and corresponding expenses are generated in another currency.

Currently, our most significant exposure has been with our Canadian and Philippine operations, where revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in either Canadian dollars (CAD) or Philippine pesos (PHP). We mitigate a portion of these exposures through foreign currency derivative contracts.

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $1.0 million and $2.0 million on our earnings for the three and six months ended June 30, 2007 and an impact of approximately $690,000 and $1.3 million for three and six months ended June 30, 2006.

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

The Company’s 2007 Annual Meeting of Shareholders was held on May 16, 2007. At the meeting, the following items were submitted to a vote of shareholders.

(a)	The following nominees were elected to serve on the Board of Directors:

Name of Nominee	Votes Cast For	Votes Withheld
Bernard Somers	14,544,227	448,370
Seth J. Lehr	14,461,854	530,743

(b)	The appointment of KPMG LLP as independent registered public accountants of the Company for the year ending December 31, 2006 was ratified with 14,912,712 for; 78,085 votes against; and 1,800 abstentions.

Item 6.	EXHIBITS

10.56	Settlement Agreement and Release with A.S. Kleeman & Associates, Inc., dated May 18, 2007 (Filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICT GROUP, INC.

Date: August 6, 2007	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and Chief Executive Officer

Date: August 6, 2007	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President, Corporate Finance,
Chief Financial Officer and Assistant Secretary