Form 10-Q
period 2007-09-30
ICT GROUP INC
filed 2007-11-09
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

As of November 2, 2007, there were 15,791,826 outstanding shares of common stock, par value $0.01 per share, of the registrant.

ICT GROUP, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,021	$32,367
Accounts receivable, net of allowance for doubtful accounts of $609 and $489	87,221	83,673
Prepaid expenses and other current assets	13,666	10,898
Income taxes receivable	376	2,676
Deferred income taxes	152	250

Total current assets	125,436	129,864

PROPERTY AND EQUIPMENT, NET	67,804	61,667
DEFERRED INCOME TAXES	883	4,756
GOODWILL	13,026	12,862
OTHER ASSETS	6,342	6,517

	$213,491	$215,666

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$64	$—
Accounts payable	20,084	21,376
Accrued expenses and other current liabilities	24,774	22,506
Income taxes payable	2,401	4,193
Deferred income taxes	—	2,266

Total current liabilities	47,323	50,341

OTHER LIABILITIES	5,918	3,443
DEFERRED INCOME TAXES	586	737

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 15,790 and 15,734 shares issued and outstanding	158	157
Additional paid-in capital	117,224	115,633
Retained earnings	34,925	44,377
Accumulated other comprehensive income	7,357	978

Total shareholders’ equity	159,664	161,145

	$213,491	$215,666

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE	$113,897	$106,357	$341,115	$330,749

OPERATING EXPENSES:
Cost of services	71,885	63,350	215,898	200,126
Selling, general and administrative (including share-based compensation of $488, $642, $1,334 and $1,631, respectively)	41,125	38,071	123,281	116,632
Restructuring charge	807	—	4,646	—
Litigation	—	—	1,042	—

	113,817	101,421	344,867	316,758

Operating income (loss)	80	4,936	(3,752)	13,991
INTEREST EXPENSE	(65)	(57)	(194)	(879)
INTEREST INCOME	206	298	664	503

Income (loss) before income taxes	221	5,177	(3,282)	13,615
INCOME TAX PROVISION	7,401	134	5,576	1,906

NET INCOME (LOSS)	$(7,180)	$5,043	$(8,858)	$11,709

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.45)	$0.33	$(0.56)	$0.81

Diluted earnings (loss) per share	$(0.45)	$0.32	$(0.56)	$0.79

Shares used in computing basic earnings (loss) per share	15,786	15,467	15,766	14,418

Shares used in computing diluted earnings (loss) per share	15,786	15,886	15,766	14,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,858)	$11,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,438	17,707
Share-based compensation	1,334	1,631
Deferred income tax provision	3,493	1,287
Amortization of deferred financing costs	135	135
Asset impairment	1,033	14
(Increase) decrease in:
Accounts receivable	(367)	3,292
Prepaid expenses and other current assets	(2,934)	(1,577)
Other assets	(219)	(1,224)
Increase (decrease) in:
Accounts payable	(2,031)	(2,180)
Accrued expenses, income taxes payable and other liabilities	2,856	(9,340)

Net cash provided by operating activities	13,880	21,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,272)	(18,150)
Proceeds from sale of property and equipment	41	—

Net cash used in investing activities	(23,231)	(18,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	64	10,000
Payments on line of credit	—	(45,000)
Proceeds from equity offering, net of offering costs	—	53,054
Proceeds from exercise of stock options	426	3,956
Withholding of restricted share units for minimum tax obligations	(49)	—
Tax benefit from stock option exercises and stock awards	—	2,136

Net cash provided by financing activities	441	24,146

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
AND CASH EQUIVALENTS	564	(761)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,346)	26,689
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,367	10,428

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,021	$37,117

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

Use of Estimates

The preparation of consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of property and equipment, the assessment of the recoverability of goodwill and intangible assets, valuation allowances for receivables and deferred income tax assets, restructuring accruals, litigation contingencies and the fair value of derivative instruments. Actual results could differ from those estimates.

The allowance for doubtful accounts represents our management’s best estimate of the amount of probable credit losses and allowances in existing accounts receivable. We determine the allowance based on historical write-off experience and any specific customer collection issues that have been identified. We review our allowance for doubtful accounts monthly. At September 30, 2007 we had approximately $2.5 million of outstanding accounts receivable due from one customer that is being disputed by the customer. Management intends to aggressively pursue collection of these outstanding amounts.

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

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. We have two borrowing options, either a “Base Rate” option, under which the interest rate is calculated using the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, plus a spread ranging from 0% to 0.75%, or a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1% to 2.25%. The amount of the spread under each borrowing option depends on our ratio of funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, interest income, income taxes, and depreciation and amortization and certain other charges). At September 30, 2007, we had no outstanding borrowings.

Exclusive of the amortization of debt issuance costs, we did not incur any interest expense related to our Credit Facility for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $0 and $711,000, respectively.

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a quarterly commitment fee ranging from 0.2% to 0.5% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. As of September 30, 2007, we were in compliance with all covenants contained in the Credit Facility.

At September 30, 2007, we had $494,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of the unused Credit Facility at September 30, 2007 was $125.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

During the second quarter of 2007, our subsidiary in Argentina entered into a $700,000 short-term line of credit with a local bank for working capital needs. Any borrowings under this line of credit incur interest at an annual rate of 15%, which reflects the current market rate in Argentina. At September 30, 2007, there was $64,000 of outstanding borrowings under this line of credit. There were no other outstanding foreign currency loans nor were there any outstanding letters of credit.

Note 3: EARNINGS PER SHARE

We follow Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of stock options and vesting of restricted stock units, into shares of common stock as if those stock options were exercised and restricted stock units were vested. A reconciliation of shares used to compute EPS is shown below:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Net income (loss)	$(7,180)	$5,043	$(8,858)	$11,709

Basic earnings (loss) per share:
Weighted average shares outstanding	15,786	15,467	15,766	14,418

Basic earnings (loss) per share	$(0.45)	$0.33	$(0.56)	$0.81

Diluted earnings (loss) per share:
Weighted average shares outstanding	15,786	15,467	15,766	14,418
Dilutive shares resulting from common stock equivalents (1)	—	419	—	468

Shares used in computing diluted earnings per share	15,786	15,886	15,766	14,886

Diluted earnings (loss) per share	$(0.45)	$0.32	$(0.56)	$0.79

(1)

Given the Company’s loss for the three and nine month periods ended September 30, 2007, all common stock equivalents were excluded from the calculation of diluted shares as including them would be antidilutive. Accordingly, the dilutive effect of options to purchase 425,000 and 524,000 shares of common stock, respectively, and 202,000 and 194,000 restricted stock units, respectively, were not included in the computation of Diluted earnings (loss) per share for the three and nine months ended September 30, 2007. For the three months ended September 30, 2006, 27,000 restricted stock unit awards have been excluded from the calculation of diluted shares as including them would be antidilutive. For the nine months ended September 30, 2006 101,000 restricted stock units have been excluded from the calculation of diluted shares as giving effect to such options would be antidilutive.

Note 4: EQUITY PLANS AND SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive management, the Board of Directors and other full-time employees. Share-based compensation is reflected in our consolidated statements of operations as follows.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Share-based compensation:
Stock options	$60	$109	$76	$439
Restricted stock units (“RSUs”)	428	515	1,258	1,023
Long-term incentive plan	—	18	—	169

Total share-based compensation	$488	$642	$1,334	$1,631

Stock option awards are available under our current existing equity plans. We recognize compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period, which for these awards is the vesting period. None of the stock options granted to date have performance-based or market-based vesting conditions.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	593,745	$10.97
Granted	—	—
Exercised	(39,495)	10.80
Canceled/forfeited	(48,660)	10.81

Outstanding, September 30, 2007	505,590	$11.00	4.2 years	$1,218,472

Vested and Exercisable at September 30, 2007	457,590	$10.65	3.8 years	$1,262,948
Expected to Vest as of September 30, 2007	503,068	$10.98	4.2 years	$1,222,344

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

To the extent an RSU award has performance conditions and graded-vesting, we treat each vesting tranche as an individual award and recognize compensation expense on a straight-line basis over the requisite service period for each tranche. The requisite service period over which we will record compensation expense is a combination of the performance period and subsequent vesting period based on continued service. The following table summarizes the changes in non-vested RSUs that have only service conditions for the nine months ended September 30, 2007.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2007	157,616	$24.75
Granted	122,898	22.29
Vested	(30,547)	24.23
Canceled/Forfeited	(6,601)	27.82

Non-vested RSUs at September 30, 2007	243,366	$23.49	$3,263,538

Included in the vested number of RSUs for the nine months ended September 30, 2007 were 1,838 RSUs that employees surrendered to the Company for payment of the minimum tax withholding obligations. During the nine months ended September 30, 2007, we valued the stock at the closing market price on the date of surrender for an aggregate value of $48,818, or $26.56 per share. Also included in the vested number of RSUs for the nine months ended September 30, 2007 were 12,500 RSUs that were cash-settled based on the closing market price on the vesting date of $27.53, per share.

Long-Term Incentive Plan:

The ICT Group, Inc. Long-Term Incentive Plan (“LTIP”) provides for both a performance-based incentive and an executive retention incentive. The LTIP first establishes a performance-based incentive by requiring achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The Compensation Committee determines what portion of an award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded depends on the price of the Company’s stock at the date the performance level is determined and the award, if any, is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. For the three and nine months ended September 30, 2007, we recognized no compensation expense pursuant to the LTIP since the minimum incentive targets, as defined by the LTIP, are not expected to be achieved for fiscal year 2007. All compensation expense relating to the LTIP is based on Management’s best estimate at that time as to what financial targets will be achieved. This estimate is re-evaluated quarterly and adjusted to reflect management’s then best estimate.

Note 5: EQUITY OFFERING

In April 2006, we sold 2,350,000 shares of our common stock in a public offering. The equity offering was registered on our shelf registration statement on Form S-3. The underwriters in the transaction purchased the shares at a price of $22.74 per share, reflecting an underwriting discount of $1.26 per share from the $24.00 per share price to the public. The transaction generated $53.1 million of proceeds to us, net of underwriting discounts and offering costs. A portion of the proceeds was used to repay all amounts outstanding under the Credit Facility. The balance of the proceeds, approximately $19 million, was used for working capital and other general corporate purposes. The underwriting discount amounted to 5.25% of the gross proceeds. Offering costs totaled $337,000 and were comprised of the incremental costs directly attributable to the offering, including legal fees, accounting fees and printing fees. Both the underwriting discount and the offering costs were netted against gross proceeds from the offering.

Also as part of this transaction, certain shareholders sold shares that were beneficially owned by them. These sales were also issued through our shelf registration statement. These shareholders sold 1,272,500 shares at $24.00 per share, less the underwriting discount of $1.26 per share. We received no proceeds from the sale of these shares.

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(7,180)	$5,043	$(8,858)	$11,709
Derivative instruments, net of tax	626	(29)	1,996	(207)
Foreign currency translation adjustments	1,250	1,679	4,383	2,127

Comprehensive income	$(5,304)	$6,693	$(2,479)	$13,629

Note 7: LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

On April 28, 2006, a broker with whom we executed an agreement in June 2001 filed a Demand for Arbitration and Statement of Claim against us with the American Arbitration Association. The Demand alleged various contract, quasi-contract and tort claims against us arising out of commissions we allegedly owed this broker pursuant to the June 2001 agreement for work we perform for one of our customers. The June 2001 agreement states that the decision of a majority of the arbitration panel shall be final and binding on the parties. Prior to the scheduled arbitration, which was scheduled for the end of May 2007, the Company agreed on a settlement with the broker for $825,000. The settlement was accrued and paid during the second quarter of 2007. We also incurred legal expenses totaling $217,000 during the second quarter of 2007.

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
United States	$78,859	$80,522	$247,180	$257,865
Canada	21,851	16,515	57,280	47,118
Other foreign countries	13,187	9,320	36,655	25,766

	$113,897	$106,357	$341,115	$330,749

(in thousands)	September 30, 2007	December 31, 2006
Property and equipment, net:
United States	$29,503	$31,653
Philippines	22,622	14,044
Canada	7,221	7,651
Other foreign countries	8,458	8,319

	$67,804	$61,667

Note 9: DERIVATIVE INSTRUMENTS

We have operations in Canada, Ireland, the United Kingdom, Australia, Mexico, Argentina, Costa Rica, India and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations from local currencies to U.S. dollars affects period-to-period comparability of operating results.

Our most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. Our most significant areas of exposure have been with the Canadian and Philippines operations. In Canada, a portion of revenue is generated in U.S. dollars (USD) with the corresponding expenses generated in Canadian dollars (CAD). In the Philippines revenue is typically earned in USD, but operating costs are denominated in Philippine pesos (PHP). During 2007, the PHP has continued to strengthen against the USD. As we continue to increase outsourcing to the Philippines and decrease outsourcing to Canada we will experience a greater degree of foreign currency exposure related to the PHP and reduced exposure related to the CAD. We mitigate a portion of these exposures with foreign currency derivative contracts.

The foreign currency forward contracts and currency options that are used to hedge these exposures are designated as cash flow hedges. The gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income in shareholders’ equity until settlement of the contract occurs or until the hedge is de-designated. Depending on the type of hedge strategy we are using, settlement of the contract occurs in the same period that the hedged item affects earnings or occurs in the same period that hedged item is settled in cash. Gains or losses from the ineffective portion of the hedge that exceeds the cumulative change in the present value of future cash flows of the hedged item, if any, are recognized immediately in the consolidated statement of operations. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item.

For the three months ended September 30, 2007 and 2006, we realized gains of $1.1 million and $498,000, respectively, on the derivative instruments. For the nine months ended September 30, 2007 and 2006, we realized gains of $1.5 million and $1.4 million, respectively. The fair value of outstanding derivative instruments is recorded in our consolidated balance sheets. As of September 30, 2007, the fair value of outstanding derivative instruments was an asset of approximately $2.8 million ($1.8 million, net of tax). At December 31, 2006, our outstanding derivatives had a fair value of $252,000 of unrealized losses ($164,000, net of tax). The outstanding derivative instruments at September 30, 2007 hedge a portion of our foreign currency exposure associated with the CAD through September 2008 and a portion of our foreign currency exposure associated with the PHP through March 2009.

We also enter into foreign exchange forward contracts to reduce the effects of foreign currency fluctuations related to an intercompany note payable from our Netherlands subsidiary to a U.S. subsidiary. The balance of this intercompany note at September 30, 2007 was $10.2 million. The gains and losses on the forward contracts are recognized in earnings as the Company elected not to designate the contract as an accounting hedge. The gains and losses on this foreign exchange forward contract are expected to offset the foreign currency remeasurement gains and losses recorded on the note payable. We recognized $501,000 and $732,000 of losses on these contracts for the three and nine months ended September 30, 2007, respectively, which were offset by the foreign currency remeasurement gains of $608,000 and $848,000 for the three and nine months ended September 30, 2007, respectively. The fair value of the outstanding forward contract at September 30, 2007 was a liability of $100,000 and was recognized in earnings.

Note 10: INCOME TAXES

Management continually evaluates the Company’s ability to realize all of its deferred tax assets. During the third quarter management determined it was no longer more likely than not that its U.S. deferred tax assets, predominantly net operating loss carryforwards and tax credit carryforwards, would be realizable. Through the end of the second quarter, management believed that it was more likely than not that these deferred tax assets would be recovered through future taxable income. However, based upon recent changes in our overall business outlook, particularly as it relates to our clients in the financial services industry, and increased migration of client programs offshore, it was determined during the third quarter that it was more likely than not the U.S. entity will not generate sufficient taxable income to realize its deferred tax assets. Accordingly, at September 30, 2007 a valuation allowance was recorded against the U.S. entity’s deferred tax assets, resulting in a $6.8 million charge during the third quarter. The only U.S. deferred tax asset remaining is $335,000 and represents the amount we can recover through an amendment of a prior year’s income tax return. Additionally, we will no longer provide income tax benefits on U.S. operating losses.

Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date.

We operate internationally, within various tax jurisdictions, and face examinations from the various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Our Federal income tax returns are closed to examination by the Internal Revenue Service through the tax year 2002, with the exception of transfer pricing matters, which have a longer statute of limitations. State and other income tax returns are generally subject to examination for a period of three to four years after the filing of the respective returns. The state impact of any amended Federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. We are not currently under any income tax related examinations by the Internal Revenue Service or any state tax authorities, except for the State of New York, which is conducting an audit of our returns filed for fiscal years 2003, 2004 and 2005. During the third quarter of 2007 our Canadian subsidiary was notified by the Canadian tax authorities that it will be examined for the 2002-2005 tax years.

At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result, we recognized an increase in our liability for unrecognized income tax benefits of $594,000, which was accounted for as a decrease to our January 1, 2007 balance of retained earnings. With this adjustment, the total net liability for unrecognized tax benefits related to Federal, state and foreign taxes at January 1, 2007 was approximately $1.9 million, including estimated interest and penalties of $191,000. Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This liability is included in other liabilities on our consolidated balance sheet. During the third quarter, as a result of our assessment of U.S. deferred tax assets, we increased the total net liability for unrecognized tax benefits by $1.0 million. This amount is included in the overall charge of $6.8 million. For the three and nine months ended September 30, 2007 there were no other change to our liability for uncertain tax positions, except for additional interest, which was not significant.

Note 11: CORPORATE RESTRUCTURING

The following is a rollforward of the accrual associated with our December 2002 corporate restructuring:

(in thousands)	Accrual at December 31, 2006	Cash Payments	Accrual at September 30, 2007
Lease obligations and facility exit costs	$913	$(289)	$624

During the three and nine months ended September 30, 2007, we did not enter into any sublease arrangements for the remaining facility associated with the 2002 restructuring. All cash payments made were related to the ongoing lease obligation. We continue to evaluate and update our estimate of the remaining liabilities. The lease associated with the remaining facility expires in 2009.

Through September 30, 2007, we recorded $4.6 million of pre-tax restructuring charges in connection with a plan to reduce our North American cost structure by closing various operating centers prior to the end of their existing lease terms. The restructuring charge included severance of $465,000, site closure costs totaling $3.3 million, which are primarily ongoing lease and other contractual obligations and the write-off of $878,000 of leasehold improvements and certain fixed assets. At September 30, 2007, the remaining accrual associated with these charges was $1.7 million, representing primarily ongoing lease obligations and facility exit costs. As of September 30, 2007, the expiration dates of the leases associated with this restructuring range from 2007 to 2009

The following is a rollforward of the accrual associated with our 2007 corporate restructuring:

(in thousands)	Restructuring Charge	Payments	Asset Impairment	Accrual at September 30, 2007
Lease obligations and facility exit costs	$3,303	$(1,564)	—	$1,739
Asset impairments	878	—	$(878)	—
Severance payments	465	(465)	—	—

	$4,646	$(2,029)	$(878)	$1,739

At September 30, 2007 and December 31, 2006, $658,000 and $594,000, respectively, of the combined restructuring accrual is recorded in other liabilities in the consolidated balance sheets, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. The remaining balance is included in accrued expenses and other current liabilities in our consolidated balance sheets at September 30, 2007 and December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently assessing the impact that SFAS No. 159 will have on our results of operations and financial position.

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

We provide our services through operating centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, the Philippines, Costa Rica and Argentina. As of September 30, 2007, we had operations in 41 operating centers from which we support clients primarily in the financial services, insurance, healthcare, telecommunications, information technology, business and consumer services, government and energy services sectors. We also utilize a facility in India for back office processing services.

Our domestic sales force is organized by specific industry verticals, which enables our sales personnel to develop in-depth industry and product knowledge. We also have sales operations in the U.K., Canada, Mexico, Australia and Argentina.

We invest heavily in systems and software technologies designed to improve productivity, to lower the effective cost per contact made or received. Our systems and software technologies are also designed to improve sales and customer service effectiveness by providing sales and service representatives with real-time access to customer and product information. We currently offer and/or utilize a comprehensive suite of customer relationship management (CRM) technologies, available on a hosted basis for use by clients at their own in-house facilities or on a co-sourced basis in conjunction with our fully integrated, Web-enabled centers. Our technologies include automatic call distribution (ACD) voice processing, interactive voice response (IVR), advanced speech recognition (ASR), Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing, sales force and marketing automation, alert notification and Web self-help.

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

Results for the three and nine months ended September 30, 2007 reflect the following:

•	Increase in production hours of 13% for the third quarter and 16% year-to-date, as compared to the comparable prior year periods. This reflects the continued growth in our operations.

•	Our Philippines operations handled approximately 34% of total production for the third quarter of 2007 as compared to 27% of total production for the third quarter of 2006.

•	Our Philippines operations handled approximately 30% of total production for the year to date, as compared to 23% of total production for the prior year.

•

Modest revenue growth, which is reflective of the fact that many of our domestic clients are migrating their services to our lower-priced offshore centers, which thus produce lower revenue rates per production hour.

•	Growth in our Services revenue was 9% and 5%, respectively, for the three and nine months ended September 30, 2007, compared to the comparable prior year periods.

•

Our Sales revenue increased 2% for the three months ended September 30, 2007, but experienced an overall decline of 2% for the nine months ended September 30, 2007, compared to the comparable prior year periods.

•

Our revenue for the nine months ended September 30, 2007 reflects the impact of approximately $1.1 million of service penalties and credits given to two customers, which did not occur in the comparable prior year period. These credits were recorded during the first quarter of 2007.

•	Restructuring

•

We continue to evaluate our infrastructure and restructure our business according to a plan established by management. For the nine months ended September 30, 2007, we have recorded restructuring charges totaling $4.6 million, comprised of ongoing lease obligations, asset impairments and severance. We intend to continue with the restructuring plan that was announced in May 2007.

•	Income Taxes

•	Included in our income tax provision for the third quarter of 2007 was $6.8 million of valuation allowances recorded against deferred tax assets relating to U.S. net operating losses.

•	We settled an outstanding litigation with a broker for $825,000 plus legal expenses of $217,000.

•	Facility Expansion

•	During the nine months ended September 30, 2007, we opened our fourth and fifth operating centers in the Philippines.

Our future profitability will be impacted by, among other things, our ability to expand our service offerings to existing customers as well as our ability to obtain new customers and grow new vertical markets. Our profitability is also impacted by our ability to manage costs, perform in accordance with contract requirements to avoid service penalties and mitigate the effects of foreign currency exchange risk. Our business is very labor-intensive and consequently, in an effort to reduce costs and be as competitive as possible in the marketplace, we have been moving many of our domestic operations to near-shore and offshore contact centers, which typically have lower labor costs. Our success is dependent upon our ability to perform work in locations where we can find qualified labor at cost-effective rates and effectively manage that labor in the most profitable manner.

Some of these benefits, however, may be offset by the expanded training and associated costs we have incurred in the past and may continue to incur because of our service mix. Many of our customer care services require more complex and costly training processes and to the extent we cannot bill these amounts to our clients, our profitability will be impacted. In addition to the more complex training, the employees who work on our customer care programs are generally paid a higher hourly rate because of the more complex level of services they are providing.

We believe that our 2007 performance will be largely dependent on our ability to continue capturing new business, leveraging the investment we have made in our infrastructure, effectively managing the transition of domestic programs to offshore facilities, and by expanding our business service offerings. We believe that major corporations will continue to leverage the skills of companies like ours and that the services outsourced will continue to expand beyond the contact center services that currently comprise the large majority of our business. We plan to leverage our existing strength in the financial services, insurance and healthcare markets and provide additional business services to our customers. To capitalize on these opportunities, we will continue to enhance the technologies we use.

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

During the nine months ended September 30, 2007, we did not make any material changes to our critical accounting policies, except for the adoption of FASB Interpretation No. 48, as discussed below. For additional discussion of our critical accounting policies, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, Management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized, principally through future taxable income. Based on our current assessment of future U.S. taxable income, a determination was made during the third quarter 2007 that it is no longer more likely than not that the Company’s U.S. deferred tax assets, predominantly net operating loss carryforwards and tax credit carryforwards, will be realized. Accordingly, a valuation allowance of approximately $3.7 million was placed against our U.S. deferred tax assets at September 30, 2007. Additionally, through the second quarter of 2007, the Company recorded income tax benefits related to current year operating loss incurred in the U.S. Due to the determination during the third quarter 2007 that it is not more likely than not the Company’s U.S. deferred tax assets will be realizable the tax benefit recorded through the second quarter 2007 of approximately $3.1 million was reversed during the third quarter 2007. Our ability to realize any of the Company’s deferred tax assets in the future will depend upon the Company’s ability to generate profits in the various tax jurisdictions to which they apply. We will continue to evaluate and assess the realizability of all deferred tax assets and adjust valuation allowances, if required in the future.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. Unrecognized tax benefits involve management judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the company’s results of operations, financial position and cash flows. Any adjustments related to our uncertain tax positions will impact our effective income tax rate. Additional information related to accounting for uncertainty in income taxes is discussed in Note 10 of the Notes to the Consolidated Financial Statements herein.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2007 and 2006:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2007	2006	% change	2007	2006	% change
Revenue:	$113,897	$106,357	7.1%	$341,115	$330,749	3.1%

Services	84,370	77,328	9.1%	256,196	244,527	4.8%
Sales	29,527	29,029	1.7%	84,919	86,222	-1.5%

Average Number of Workstations	12,872	11,560		12,847	11,178

Our overall revenue growth is impacted by the migration of our services to lower-cost offshore operating centers, particularly in the Philippines, which have lower revenue rates per production hour. Our Philippines operations handled 34% and 30% of our total production during the three and nine months ended September 30, 2007, respectively, as compared to 27% and 23%, respectively, for the comparable periods in 2006. This is indicative of the trend in our industry as our clients strive to reduce their costs.

During the three and nine months ended September 30, 2007, we experienced growth in our Services revenue. Our Services revenue, which is made up primarily of inbound customer service programs, accounted for 74% and 75% of total revenue for the three and nine months ended September 30, 2007, respectively, as compared to 73% and 74%, respectively, for the comparable periods in 2006. Conversely, our Sales revenue accounted for 26% and 25% of total revenue for the three and nine months ended September 30, 2007, respectively, as compared to 27% and 26%, respectively, for the comparable periods in 2006.

Our revenue during the first nine months of 2007 was reduced by $1.1 million of service penalties and credits given to two clients. Included in the nine months ended September 30, 2006, was approximately $7.0 million and $16.0 million, respectively, of revenue related to the initial enrollment period for Medicare Part D and $900,000 and $5.5 million of revenue, respectively, from two large, low margin technology clients from whose programs we exited in 2006.

Total annualized revenue per average workstation in production for the three months ended September 30, 2007 decreased by 4% to $35,394, as compared $36,802 for the comparable prior year period. Total annualized revenue per average workstation in production for the nine months ended September 30, 2007 decreased by 10% to $35,403, as compared to $39,454 to comparable prior year period. The decrease is primarily due to our recent expansion in the Philippines where we have opened our fourth and fifth operating centers and the resultant lower revenue rates, as well as the growth of our business in Latin America, which is also priced lower than work performed in our domestic and other foreign centers.

As we continue to perform work for our customers in near-shore and offshore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. For the three and nine months ended September 30, 2007, changes in foreign exchange rates had a positive impact of $2.0 million and $3.2 million, respectively, on total revenue as compared to the same period in the prior year. The impact was primarily due to changes in the Canadian dollar and the British pound sterling.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2007	2006	% change	2007	2006	% change
Cost of Services:	$71,885	$63,350	13.5%	$215,898	$200,126	7.9%

Direct labor costs	51,046	46,990	8.6%	158,708	142,518	11.4%
Telecom costs	5,440	5,013	8.5%	16,812	16,801	0.1%
Other costs of services	15,399	11,347	35.7%	40,378	40,807	-1.1%

As a Percentage of Revenue
Total Cost of Services	63.1%	59.6%		63.3%	60.5%
Production Hours (in thousands)	5,051	4,470		15,328	13,189

Our cost of services consists primarily of direct labor costs associated with our customer sales and service representatives (CSRs) and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance costs, other billable labor costs and support services costs.

For the three and nine months ended September 30, 2007, the increase in our cost of services over the comparable periods in 2006 was driven primarily by direct labor cost increases directly attributable to increased production hours as well as increases in other costs of services. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. The primary reason for the overall increase in direct labor cost was the increased volume of production hours. However, our direct labor cost per production hour for the three and nine months ended September 30, 2007 was $10.11 and $10.35, respectively, compared to $10.51 and $10.81, respectively, for the comparable periods in 2006. This decrease reflects an overall decrease in wage rates of approximately 13% and 9% for the three and nine months ended September 30, 2007, respectively, which resulted largely from the continued migration of our U.S. based programs to offshore locations.

Other costs of services for the three months ended September 30, 2007 increased primarily due to a higher level of subcontracting services that we incurred.

Approximately 62% and 55% of our cost of services for the three and nine months ended September 30, 2007, respectively, were incurred in foreign locations, which are subject to changes in foreign exchange rates, as compared to 47% and 43% for the comparable periods in 2006. For the three and nine months ended September 30, 2007, changes in foreign exchange rates had the effect of increasing our cost of services by $3.3 million and $5.6 million as compared to the same periods in the prior year. Foreign exchange rate fluctuations will continue to have an impact on our results.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2007	2006	% change	2007	2006	% change
Selling, General and Administrative Expenses:	$41,125	$38,071	8.0%	$123,281	$116,632	5.7%

Salaries, benefits and other personnel-related costs	17,336	16,226	6.8%	51,523	49,370	4.4%
Facilities and equipment costs	15,229	12,978	17.3%	43,528	39,545	10.1%
Depreciation and amortization	6,632	6,029	10.0%	19,438	17,707	9.8%
Other SG&A costs	1,928	2,838	-32.1%	8,792	10,010	-12.2%

As a Percentage of Revenue
Total SG&A	36.1%	35.8%		36.1%	35.3%

Selling, general and administrative (“SG&A”) expenses primarily are comprised of salaries and benefits, rental expenses relating to our facilities and equipment, equipment maintenance and depreciation and amortization.

SG&A expenses for the three and nine months ended September 30, 2007 increased as compared to the same periods in the prior year primarily because of increased facilities costs as we continue to expand offshore. Our salaries and benefits costs reflect $488,000 and $1.3 million of share-based compensation costs during the three and nine months ended September 30, 2007, respectively, and reflects a decrease of $154,000 and $297,000, respectively, from the amounts from the comparable periods in 2006. Our facilities costs consist primarily of rent expense, which increased in both periods because of our expansion over the past year. During 2007, we opened our fourth and fifth operating centers in the Philippines, which contributed to the increased facilities costs, partially offset by the facilities costs included in the restructuring. The decrease in other SG&A costs for both the three and nine months ended September 30, 2007 is primarily due to realized gains on our hedging instruments. Approximately 45% and 43% of our SG&A expenses for the three and nine months ended September 30, 2007, respectively, were incurred in foreign locations, which are subject to changes in foreign exchange rates, as compared to 35% for each comparable period in 2006. Foreign exchange rates had the effect of increasing SG&A expenses by $436,000 and $1.5 million, respectively, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in the prior year, including the effects of foreign currency hedging.

As a percentage of revenue, our SG&A expenses increased for the three and nine months ended September 30, 2007 as compared to the same period in the prior year, primarily as a result of increased infrastructure costs as we continue to expand offshore.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2007	2006	% change	2007	2006	% change
Restructuring Charge:	$807	$—	n/a	$4,646	$—	n/a
Litigation Costs:	$—	$—	n/a	$1,042	$—	n/a

In the second quarter of 2007, we announced a corporate restructuring and recorded $4.6 million of pre-tax restructuring charges during the nine months ended September 30, 2007 in connection with a plan to reduce our cost structure by closing various contact centers prior to the end of their existing lease terms. The restructuring costs included severance of $465,000, site closure costs totaling $3.3 million, which are primarily ongoing lease and other contractual obligations and the write-off of $878,000 of leasehold improvements and certain fixed assets. Of the total charge, $3.8 million was recorded during the second quarter and $807,000 was recorded during the third quarter. We do expect to have some additional restructuring charges in the fourth quarter as we continue to execute our restructuring plan.

Our litigation costs for the three and nine months ended September 30, 2007 were incurred as part of the settlement of litigation with a broker formerly engaged by the Company, which was announced during the second quarter. The costs incurred during the three and nine months of 2007 were comprised of the $825,000 settlement amount and associated legal fees of $217,000.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2007	2006	% change	2007	2006	% change
Interest Expense:	$(65)	$(57)	14.0%	$(194)	$(879)	-77.9%
Interest Income:	$206	$298	-30.9%	$664	$503	32.0%

The interest expense for the three and nine months ended September 30, 2007 represents the amortization of our deferred financing costs. In the prior year, interest expense also included interest on outstanding borrowings under the Credit Facility. The increase in interest income for the nine months ended September 30, 2007 as compared to the prior year period is reflective of higher average cash investment balances and higher interest rates.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2007	2006	% change	2007	2006	% change
Income Tax Provision:	$7,401	$134	5423.1%	$5,576	$1,906	192.5%

During the third quarter management determined it was no longer more likely than not that its U.S. deferred tax assets, predominantly net operating loss carryforwards and tax credit carryforwards would be realizable. Through the end of the second quarter, management believed that it was more likely than not that these deferred tax assets would be recovered through future taxable income. However, based upon recent changes in our overall business outlook and increased migration of client programs offshore, it was determined during the third quarter that it is no longer more likely than not the U.S. entity will generate sufficient taxable income to realize its deferred tax assets. Accordingly, at September 30, 2007 a valuation allowance was recorded against the U.S. entity’s deferred tax assets resulting in approximately a $6.8 million charge during the third quarter.

Exclusive of these discreet items, our effective income tax rate for 2007 is approximately 13%. Our effective rate can fluctuate based on changes in our estimated income or loss in each tax jurisdiction, particularly in jurisdictions where we have tax holidays and can experience more volatility than in past years. During 2007, we received a tax holiday in the Philippines for our new facility and renewed a tax holiday that was expiring.

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

Liquidity and Capital Resources

At September 30, 2007, we had $24.0 million of cash and cash equivalents compared to $32.4 million at December 31, 2006. We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility to the extent we have outstanding borrowings, labor and facilities costs, and business combinations.

Cash From Operations

Cash provided by operations for the nine months ended September 30, 2007 was $13.9 million, compared to cash provided by operations of $21.5 million for the nine months ended September 30, 2006.

Cash provided by operations for the nine months ended September 30, 2007 reflects a net loss of $8.9 million, offset by non-cash adjustments of $25.4 million, primarily depreciation and amortization, and $2.6 million of net working capital changes and changes in non-current assets and liabilities, which was largely driven by the decrease in accounts payable. Our accounts receivable has increased from the prior year period partially due to a $2.5 million outstanding balance from one customer that is currently being disputed.

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

Credit Facility

For the nine months ended September 30, 2007, we had no net borrowings under the Credit Facility as compared to $35.0 million of net repayments for the nine months ended September 30, 2006. Our net repayments during the first nine months of 2006 were funded with proceeds from our equity offering that we completed in the second quarter of 2006.

Our Credit Facility is a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. As of September 30, 2007, we were in compliance with all of the covenants contained in the Credit Facility.

Our subsidiary in Argentina had net borrowings of $64,000 under a $700,000 line of credit with a local bank for the nine months ended September 30, 2007.

Equity Transactions

In April 2006 we completed an offering of our common stock. We sold 2,350,000 shares and generated proceeds of $53.1 million, net of underwriting discount and offering costs. A portion of these proceeds was used to repay amounts outstanding under our Credit Facility, which at the time was $34.0 million. Management has used to the remaining proceeds for working capital and other general corporate needs.

During the nine months ended September 30, 2007 and 2006, we also generated $426,000 and $4.0 million in proceeds from the exercise of employee stock options. The stock option exercises in 2006 generated income tax benefits of $2.1 million.

Capital Expenditures

For the nine months ended September 30, 2007, we spent $23.3 million on capital expenditures as compared to $18.2 million for the nine months ended September 30, 2006. We spent approximately $15.6 million on workstation expansion during the first nine months of 2007, primarily through our expansion in the Philippines and Canada. A portion of these capital expenditures is considered construction in progress, as the corresponding workstations will not be placed into production until the fourth quarter of 2007. The remainder of our capital expenditures related primarily to upgrades of information technology and software purchases.

During the nine months ended September 30, 2007, we put into production 2,029 workstations in various centers and eliminated 1,617 workstations through the recent facility closures as we continued to realign our resources with our client needs. There were 13,131 workstations in operation at September 30, 2007, compared to 12,719 workstations in operation at December 31, 2006 and 11,790 at September 30, 2006.

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

Commitments and Obligations

As of September 30, 2007, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from operations. We would also consider accessing capital markets to meet our needs, however we can give no assurances that this type of financing would be available in the future. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include our expectations regarding recent accounting pronouncements, the appropriateness of our reserves for contingencies ,restructuring charges that we may incur in future periods, the realizability of our deferred tax assets, our ability to finance our operations and capital requirements for the next twelve months, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and the customers we target, our ability to comply with the terms of our customer agreements without being impacted by penalty provisions set forth therein, the benefits of certain technologies we have acquired or plan to acquire and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related to our Credit Facility as well as investments in short-term, interest-bearing securities such as money market accounts. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Interest earned on our cash balances is based on current market rates. Accordingly, a 1.0% change (100 basis points) in these rates would have resulted in net interest income and expense changing by $10,000 and $69,000 for the three and nine months ended September 30, 2007, respectively, and by $19,000 and $108,000 for the three and nine months ended September 30, 2006, respectively. Interest expense for the nine months ended September 30, 2007, consists primarily of amortization of debt issuance costs associated with our Credit Facility. We have not incurred any interest expense on actual borrowings since May 2006. Correspondingly, our interest income earned has increased significantly as we have higher levels of invested cash due to the equity offering. The interest rates in effect for the Credit Facility at any point in time approximate market rates; thus, the fair value of any outstanding borrowings approximates its reported value. In the past, Management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider using these instruments to manage the impact of changes in interest rates based on Management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

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

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $1.1 million and $2.4 million, respectively, on our earnings for the three and nine months ended September 30, 2007 and an impact of approximately $840,000 and $2.2 million, respectively, for three and nine months ended September 30, 2006.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ICT GROUP, INC.

Date: November 7, 2007	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President, Corporate Finance, Chief Financial Officer and Assistant Secretary