Form 10-K
period 2007-12-31
ICT GROUP INC
filed 2008-03-17
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer  ☐          Accelerated Filer  ☒          Non-accelerated Filer  ☐          Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007, was approximately $214,874,215. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on June 29, 2007. For purposes of this calculation only, the registrant has defined affiliates as consisting solely of all directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock. The number of shares of the registrant’s Common Stock outstanding as of March 3, 2008, was 15,850,826.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2008 Annual Meeting of Shareholders, to be filed no later than April 29, 2008, are incorporated by reference in Part III hereof.

Unless the context indicates otherwise, “ICT Group,” “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and where appropriate, one or more of its subsidiaries.

ICT GROUP, INC.

FORM 10-K ANNUAL REPORT

For Fiscal Year Ended December 31, 2007

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the appropriateness of our reserves for contingencies, the realizability of our deferred tax assets, our restructuring reserves, our belief regarding our critical accounting policies, our ability to finance our operations and capital requirements into 2009, our expectation regarding work opportunity tax credits, our share-based awards, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and customers, our expectation to grow through both internal expansion and selective acquisition, the benefits of certain technologies we have acquired or may acquire in the future and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, the adequacy of our current facilities and the availability of additional or alternative space, our dividend policy, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. All forward-looking statements included in this report are based on information available to us as of the date of this report, and we assume no obligation to update these cautionary statements or any forward-looking statements.

PART I

ITEM 1.	BUSINESS

We are a leading global provider of outsourced customer management and business process outsourcing solutions. Our comprehensive, balanced mix of sales, service, marketing and technology solutions includes: customer care/retention, technical support and customer acquisition, cross-selling/upselling and collections as well as market research, database marketing, data entry/management, e-mail response management, remittance processing and other back-office business processing services.

We also offer a comprehensive suite of Customer Relationship Management (CRM) technologies, which are available on a hosted basis, for use by clients at their own in-house facilities, or on a co-sourced basis in conjunction with our fully integrated, Web-enabled operations centers. These technologies include: interactive voice response (IVR) and advanced speech recognition (ASR), outbound alert notification/messaging, automatic call distribution (ACD) voice processing, Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing, sales force and marketing automation and Web self-help, for the delivery of consistent, quality customer care across multiple channels.

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

With over 20 years of expertise in outsourced customer management services, ICT Group is well positioned for continued growth in a large and growing market. By leveraging our experienced Management team, proven business model, global infrastructure, operating and technology investments and expertise in target industries, Management intends to advance our position as a leading global supplier of integrated customer management and related marketing, technology and back-office business process outsourcing solutions by:

Increasing International Presence and Further Developing Lower-cost Offshore Delivery Solutions. With an operations infrastructure across North America, Latin America, Europe and Asia, we offer clients increased flexibility and geographically diverse solutions. In 2007, we expanded offshore operations in the Philippines, where we currently operate five operations centers. A major component of our continued revenue growth and profitability strategy is to develop lower-cost offshore delivery capabilities in existing and new geographies, as well as creating lower-cost onshore alternatives to mitigate business risks for ICT Group and our customers.

At the same time, we plan to strengthen and build our position in international markets, including Latin and South America, Europe and Asia-Pacific. In Argentina, we plan to begin providing offshore English and Spanish support for the U.S. market and potentially multi-lingual support for the European market. In Europe and Australia, we are focused on expanding our customer care services business opportunities as well as leveraging our strong financial services vertical position, to deliver cost-effective offshore voice and back-office business process outsourcing (BPO) support services from VoIP-connected facilities in Canada, India, and the Philippines.

Leveraging and Strengthening our Vertical Market Expertise. We have historically targeted specific markets based on our vertical expertise and recognition of important industry-specific trends. Our Management believes that these vertical markets have both improving demand characteristics and increased outsourcing needs, which offer strong growth opportunities. Currently, we are focused on exploiting new business opportunities in the financial services and insurance, telecommunications and technology, healthcare, energy services, business and consumer products and services and Government markets. We will also use strategic relationships to develop new business in these targeted verticals as well as explore and develop new vertical markets.

Implement Technology and Process Enhancements to Reduce Operating Costs and Improve Efficiency. The Company plans to further develop and invest in its use of enabling technologies designed to reduce operating costs and improve performance and efficiency. In addition to continuing the migration of a portion of its IT/programming, quality verification and selected other corporate support functions to lower-cost offshore geographies, ICT Group will continue to invest in the development of such enabling technologies as: agent recruitment software, centralized workforce management, eLearning, digital call recording and voice mining for improved verification.

Broadening our Services Platform. Large multinational companies are looking for a broader complement of services from their external service providers. We will focus on expanding our higher-margin, value-added services to fulfill these broader client needs, helping to differentiate ICT Group from our competitors. We continue to increase revenue from our IVR services for both inbound response and outbound alert applications. We also provide back-office data entry/management, document imaging and scanning, mailroom operations support, remittance processing and e-mail response management services. We intend to continue to develop these services, organically and through the exploration of strategic alliances with, and select acquisitions of, businesses that provide complimentary outsourced services.

Continuing Commitment to Quality Service. We have consistently emphasized quality service and extensive employee training by investing in quality assurance personnel and procedures. We intend to continue our commitment to providing quality service as well as our quality-focused service process engineering and continuous process development initiatives, as demonstrated by our certification with ISO 9001:2000 standards as well as our certification as a Level 1 Service Provider under the Payment Card Industry (PCI) Data Security Standard.

Our Services

Our services are provided through operations centers located across the globe and include customer care/retention, technical support and customer acquisition, cross-selling/upselling and collections as well as market research, database marketing, data entry/management, e-mail response management, remittance processing and other back-office business processing services and CRM technology hosting on behalf of customers operating in our target industries. Recent technological advancements have allowed us to better manage production output at each operations center by routing customer interactions to different centers depending on required skills and capacity. The technology assets may be located at a different physical location or country than the operations center. Accordingly, many of our operations centers are not limited to performing only one of the above-mentioned services. Rather, they can perform a variety of different services for a number of different customers/programs.

We offer the following services to our clients:

Customer Care Services and Technical Support. We provide outsourced customer care support services across a broad range of industries. In addition, we provide Tier I and Tier II technical support services for IT, telecommunications and consumer electronics companies, supporting both business- and consumer-based customers. Depending on client needs, we will assume sole or shared responsibility for the management of a client’s customer care operation—at the client’s facility or at one of our operations centers. As of December 31, 2007, we operated operations centers in the U.S., Canada, England, Ireland, Australia, Argentina, Costa Rica and the Philippines, which provided these services for our clients. Certain operations centers in the U.S., Mexico and Costa Rica provide bilingual English and Spanish services. Certain operations centers in Canada provide bilingual English and French services. Our operations centers in Ireland provide pan-European, multilingual services supporting the European marketplace.

Telesales. Our telesales business operation provides inbound and outbound telesales support activities primarily for clients in the financial services, insurance and telecommunications industries. As of December 31, 2007, this business is supported by operations centers located throughout the U.S., Canada, Ireland, England, Australia, Argentina, Costa Rica, Mexico, and the Philippines. Certain operations centers in the U.S. provide bilingual English and Spanish telesales. Certain operations centers in Canada provide bilingual English and French telesales. Our operations centers in Ireland provide pan-European, multilingual telesales supporting the European marketplace.

Marketing, Technology and BPO Solutions. We also support businesses across a range of industries with marketing research, collections, data entry/management, scanning and imaging, e-mail response management and remittance processing, and provide a comprehensive suite of CRM technologies, including IVR and advanced speech recognition, ACD voice processing, e-mail management and processing, outbound alert messaging/notification and other contact management technologies. As of December 31, 2007, this organization supported our clients from operations centers located in the U.S., Canada, Costa Rica, India and the Philippines. Our CRM technologies are available on a hosted basis for use by clients at their own in-house facilities, or on a co-sourced basis in conjunction with our fully integrated state-of-the-art customer operations centers.

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

Telecommunications

We provide customer service, technical support and telesales support for land line, cellular, cable and satellite services offered by major telecommunications companies.

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

Other

We provide customer service and retention, telesales and value-added marketing, technology and back-office business processing support services for clients in the Government, retail, consumer products and energy industries. These applications include, but are not limited to: customer service, first-level customer technical support, customer care/retention, business-to-business lead generation and direct sales.

Technology

We invest heavily in systems and software technologies designed to improve our operations productivity, thereby lowering the effective cost per operations made or received, and to improve sales and customer service effectiveness by providing our sales and service representatives with real-time access to customer and product information. We believe we were one of the first fully automated teleservices companies and among the first to implement predictive dialing technology for outbound telemarketing and market research, to provide collaborative Web browsing services and to provide VoIP capabilities.

Through a global implementation of VoIP, we have obtained a redundant voice and data network infrastructure (based on VoIP technology) from our telecommunications vendors that can seamlessly route inbound and outbound voice traffic to our operations centers worldwide. As an example, our percentage of VoIP-enabled workstations has increased from approximately 20% in 2003 to 70% in 2007.

We utilize a scalable set of UNIX and Windows processors to support our inbound and outbound operations centers. Dedicated UNIX and Windows processors are used for inbound operations centers, while predictive dialing systems, networked to UNIX and Windows processors at our corporate data centers, are used for outbound operations centers. The predictive dialing systems support call and data management. The UNIX and Windows processors provide centralized list management, data consolidation, report generation and also interface with client order processing systems.

We use software to prepare inbound and outbound scripts, manage, update and reference client data files, collect statistical transaction and performance data and assist in the preparation of internal and external reports. This software includes our proprietary list management system (LMS) as well as Siebel Systems Contact Management system. Our use of the Siebel Systems software as well as Oracle’s database management system provides a scalable and robust suite of applications to support our clients’ business needs. We also use a proprietary IVR system that runs on industry standard operating systems and interfaces with our telephony system through Intel’s Dialogic interface cards. This IVR system provides an automated method to handle voice calls and interfaces with Nuance, an industry-leading speech recognition system.

Quality Assurance, Personnel and Training

We place heavy emphasis on the delivery of quality service on calls made or taken on behalf of our clients. This is accomplished through extensive employee training and development programs, augmented with highly developed quality assurance personnel and solid business practices. Our quality assurance and training departments are responsible for the development, implementation and enforcement of policies and procedures used in operating the operations centers. The selection and training of telephone service representatives, training and professional development of operations center management personnel, monitoring of calls and verification and editing of all sales are performed through our Quality Assurance and Training organizations. Through our Quality Assurance department our internal staff, as well as the staff of our clients, are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations are recorded, with the customer’s consent, in order to verify the accuracy and authenticity of transactions. Additionally, we are able to provide our clients with immediate updates on the progress of an ongoing program. Access to this data allows our operations Management and our clients to identify potential campaign shortfalls and to immediately modify or enhance the program. Digital recording technology has been deployed to all of our operations centers and allows the consolidation of all verification activities into geographically centralized locations and effectively creates a “third-party” verification center. Verification results are available to our operations Management and our client services Management by the end of each calling day. Each center can access the recordings for review with supervisory staff or the service representative. We are also currently testing as part of a pilot program certain voice-recognition software. This software will enhance a variety of our verification abilities when fully deployed.

Our commitment to providing quality service is further illustrated by our certification with ISO 9001:2000 standards, which are administered by the International Organization for Standardization and represent an international consensus on the essential features of a quality system to ensure the effective operation of a business. All domestic and international sales and service centers are ISO 9001:2000 compliant. Our ISO 9001:2000 certification is at the core of our Quality Management System, and is the key driver to our process driven, continuous improvement orientation. In 2007, we successfully obtained full certification as a Level 1 Service Provider under the Payment Card Industry (PCI) Data Security Standard. Our certification involved a complete audit with a 12-step approval process, ensuring that we have built and maintained a secure network, protected cardholder data, maintained a vulnerability management program, implemented strong access control measures, regularly monitored and tested networks and maintained an information security policy. These two certifications allow us to meet the critical and complex data security needs of our clients.

Employees

Management believes that a key driver of our success is the quality of our employees. We tailor our recruiting and training techniques toward the industries we serve. As part of the setup of each client program, service representatives receive a detailed review of each program in which they are to participate along with training regarding the background, structure and philosophy of the client that is sponsoring the program. As is typical in our business, most of our service representatives are part-time or temporary employees. As of December 31, 2007, we employed 19,006 people, most of whom were part-time or temporary employees. Except for our employees in Argentina, none of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Clients

We target those companies that we believe have the greatest potential to generate recurring revenue to the Company based on their ongoing direct sales and customer service needs. At December 31, 2007, we provided our services to over 150 clients.

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

For each of the years ended December 31, 2007, 2006 and 2005, there were no customers which comprised more than 10% of our revenue. For the years ended December 31, 2007, 2006 and 2005, our top ten customers accounted for 49%, 48% and 48% of our total revenue, respectively.

Competition

The customer management and business process outsourcing services industry is very competitive and our principal competition in our primary markets comes from large service organizations, including, but not limited to: Convergys Corporation, Sykes Enterprises, TeleTech Holdings, Inc., APAC Customer Services, Inc, PeopleSupport, Inc., and StarTek, Inc. We also compete with numerous independent firms, some of which are as large or larger than we are, as well as the in-house operations of many of our clients or potential clients. In addition, many businesses that are significant consumers of these services utilize more than one service firm at a time and may reallocate work among various firms from time to time. Some of this work is contracted on an individual project basis, with the result that we and other firms seeking such business are required to compete with each other frequently as individual projects are initiated. Furthermore, we believe there is a trend among some businesses toward outsourcing the management of their operations centers to large, multi-service competitors, some of which may be substantially larger with greater financial resources than us.

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

Our business tends to be strongest in the second half of the year due to higher call volumes and improved financial results of client sales and service activity in anticipation of the holiday season, while the first quarter often reflects a slowdown relating to the cessation of that activity. As we continue to increase the percentage of revenue associated with service programs, we expect these variations to lessen. Our operating margins in the first quarter are typically lower due to higher payroll-related taxes with our workforce.

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

The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the TCFAPA). Under the TCFAPA, the FTC adopted the Telemarketing Sales Rule (TSR), which prohibits deceptive, unfair or abusive practices in telemarketing sales. Generally, the TSR prohibits misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The TSR also regulates the use of prize promotions in telemarketing to prevent deception and requires that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The TSR also imposes limits on the use of predictive dialers which is the technology that automatically dials a certain number of telephone numbers and routes the connected calls to telephone sales representatives as they become available. Although this technology utilizes complex algorithms in an attempt to ensure that no consumers are contacted without available telephone sales representatives to handle the calls, this situation occasionally occurs, resulting in what is known as an “abandoned” call. The TSR establishes limits on the permissible numbers of such abandoned calls, and requires that telemarketers play a recorded message to all consumers who receive such calls. These regulations also create new limitations on the use of credit card account numbers and other consumer information, and require telemarketers to transmit caller identification information to consumers. These regulations also require the transmission of a telephone number and when made available by the telemarketer’s carrier, the name of the telemarketer or seller. The TSR also requires that telemarketers maintain records on various aspects of their business. Analogous restrictions apply to industries regulated by the FCC.

We also adhere to the standards required by the Do-Not-Call Implementation Act (the DNC Act). In response to the requirements set forth by the DNC Act, the FCC amended its TCPA rules. The amended rules became effective on June 26, 2003. The amendments, which were similar to the changes made to the TSR, authorized the creation of a National Do-Not-Call registry, placed a limit on the number of calls abandoned by the predictive dialer and required the transmission of a telephone number to be shown by caller ID.

To manage our adherence to these requirements, we have a Compliance Manager and a Compliance Committee which monitor our compliance.

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

Investor Information

You can access financial and other information in the “Investors” section of our website. The website address is www.ictgroup.com. We make available through our website, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (the SEC). In addition, we make available through our website, free of charge, copies of our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Conduct. To the extent that there are any waivers of, or amendments to, either code, we intend to report the waiver or amendment in the “Investors” section of our website. These documents are also available in print form to any shareholder who requests them. Requests should be directed to the Legal Department of ICT Group, Inc., 100 Brandywine Boulevard, Newtown, PA 18940. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20459. You can contact the Public Reference Room at 1-800-SEC-0330. Because we file our documents electronically with the SEC, you can also access them at www.sec.gov.

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

We have experienced rapid growth over the past few years and currently expect to continue a high rate of growth. Rapid growth places a significant strain on our Management, operations and resources. Our future performance and profitability will depend on our ability to:

•	build our infrastructure to meet the demands of our clients;

•	successfully recruit, train and retain qualified personnel in a cost-effective manner;

•	maintain state-of-the-art technology to compete effectively in the outsourced business services industry;

•	effectively oversee and manage our operations centers as we expand geographically, including internationally;

•	effectively manage the growth and implementation of our customer operations centers;

•	successfully introduce newer cost-effective near-shore, offshore and home-shore outsourced business service solutions;

•	select and serve new vertical markets;

•	successfully expand our service offerings from our core CRM business to include enhanced technology, marketing and business process outsourcing services;

•	successfully integrate any acquired businesses;

•	manage our business in light of general economic conditions and conditions which may affect in particular our clients and other companies in the markets we serve;

•	manage our operating costs as we expand and grow our business, and

•	maximize the income tax benefits from the locations in which we operate under tax holidays.

If we are unable to keep pace with technological changes, our business will be harmed.

Our business is highly dependent on our computer and telecommunications equipment and software capabilities. Our failure to maintain the competitiveness of our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to:

•	expand our existing solution offerings;

•	achieve cost efficiencies in our existing customer operations centers ;

•	introduce new solutions that leverage and respond to changing technological developments, and

•	keep current with technology advances.

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

Our results of operations may be subject to significant fluctuations.

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors, including:

•	the commencement and expiration or termination of contracts;

•	our revenue mix;

•	the amount and timing of new business;

•	the impact of litigation and associated costs;

•	the financial strength of our clients and the collectibility of our receivables;

•	our ability to successfully open new operations centers, to expand existing operations centers, or to close operations centers in a timely fashion;

•	our ability to move client programs between operations centers and countries in an efficient manner;

•	the profitability of our international operations;

•	the timing of additional selling, general and administrative expenses;

•	our ability to resolve vendor and customer disputes in a timely manner and manage the costs associated with them;

•	competitive conditions in our industry;

•	the impact of adverse weather conditions or natural disasters;

•	our ability to maximize the utilization of our capacity in our operations centers;

•	our sources of pre-tax income, which are either domestic or international, will impact our overall effective tax rate, and

•	changes in statutory income tax rates and tax laws and expiration of tax holidays in the jurisdictions in which we operate.

Our business tends to be strongest in the second half of the year due to higher call volumes and improved financial results of client sales and service activity in anticipation of the holiday season, while the first quarter often reflects a slowdown relating to the cessation of that activity. Our operating margins in the first quarter are typically lower due to higher payroll-related taxes with our workforce. In the past, during the first quarter, our business has generally leveled off or slowed from the previous quarter as a result of reduced client sales activity and client transitions to new marketing programs during the first quarter of the calendar year. In addition, we have generally expanded our operations in the first and third quarters, without a commensurate increase in revenue in those quarters, to support anticipated business growth beginning in the second and fourth quarters, respectively. However, more recently, we have experienced quarterly fluctuations in our business as a result of other factors, such as the timing of demand for the particular services we offer in the specific geographical areas we service.

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

We generally operate under month-to-month contractual relationships with our teleservices clients. The potentially brief duration of certain teleservices programs we implement for clients could cause our operating results to fluctuate. In addition, while customer care services contracts are generally longer-term contractual relationships, those contracts often provide for early termination at the client’s discretion. Certain of those contracts require the client to pay a contractually agreed amount in the event of early termination, but others do not. We cannot assure you that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled program or for the revenue we may lose as a result of early termination.

We generate a significant portion of our revenue from a small number of major clients.

For the year ended December 31, 2007, our top ten clients accounted for 49% of our total revenue. The loss of one of these clients or the failure to maintain the current service levels for these customers could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts are cancelable by the customer with limited notice, therefore these contracts do not necessarily ensure that we will generate a minimum level of revenue to cover our fixed operating costs.

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

We currently generate a majority of our revenue from clients in the financial services industry, healthcare industry and telecommunications industry. Our growth and financial results are largely dependent on continued demand for our services from clients in these industries and current trends in these industries to outsource certain business services. If any of these industries experiences a downturn, our clients in these sectors may do less business with us, or they may elect to perform the services provided by us in-house. In 2007, the revenues generated from our clients in the financial services industry were negatively impacted by the financial credit crisis. If there are any trends in any of these industries to reduce or eliminate the use of outsourced business services, our financial results could be negatively affected. Our revenue by industry is as follows:

	For the years ended December 31,
	2007	2006	2005
Financial services	49%	49%	51%
Telecommunications	26%	19%	19%
Healthcare	13%	20%	13%
Other	12%	12%	17%

We may be unable to cost-effectively hire or retain qualified personnel, which could materially increase our costs.

Our business is labor intensive and is characterized by high personnel turnover. A higher turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiencies and productivity. Some of our operations require specially trained employees and growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. We may not be able to successfully hire, train and retain sufficient qualified personnel to adequately staff for existing business or future growth, particularly when we undertake new client relationships in industries in which we have not previously provided services. In addition, a significant portion of our costs consists of wages paid to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could materially adversely affect us.

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

Future acquisitions will involve risks.

While we historically have grown our business primarily through internal expansion, we expect to continue our growth through both internal expansion and selective acquisitions of companies that would augment our service offerings, facilitate our entry into new sectors and/or geographic markets and otherwise expand our business. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities, reach mutually agreeable terms with acquisition candidates or obtain additional financing, if amounts in excess of the availability under our existing credit facility are necessary, to pay for any acquisitions that we undertake. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our Management’s time and resources. Future acquisitions could result in:

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

We operate our business in various countries outside the United States, including Canada, Ireland, the United Kingdom, Australia, Mexico, India, Argentina, Costa Rica and the Philippines. As of December 31, 2007, over 75% of our employees were located outside the United States and they generated a significant amount of our revenue. North American companies, in particular, have created a demand for offshore outsourcing capacity. As a result, we expect to continue expansion through start-up operations and acquisitions in additional countries. Expansion of our existing international operations and entry into additional countries will require Management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, ensuring our compliance with the income tax holidays we currently benefit from, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent we experience these risks, our business and results of operations could be adversely affected.

Our financial results may be impacted by risk associated with changes in foreign currency

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

We disclose that our business, not unlike other businesses, may face litigation from time to time. In 2007 we settled litigation with a broker over contract claims. The total cost to the Company was $825,000 to settle the litigation along with $217,000 for incurred legal fees. Irrespective of the outcome of any potential lawsuits or potential actions, claims, or investigations relating to the same or any other subject matter, we may incur substantial defense costs and possibly settlement costs, which may not be covered in their entirety by insurance. Litigation may also take away Management focus from the business, which, in addition to the costs that we may incur, could result in harm to our business, financial condition, results of operations and cash flows.

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

The industries in which we compete are highly competitive. We compete with:

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

As the outsourced business services industry continues to grow, the effectiveness of our customer solutions as a direct marketing tool may decrease as a result of consumer saturation and increased consumer resistance to customer acquisition activities, particularly direct sales.

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

Several of the industries we serve, particularly the financial services, healthcare and telecommunications industries, are subject to Government regulation. We could be subject to a variety of regulatory enforcement or private actions for our failure or the failure of our clients to comply with these regulations. Our results of operations could be adversely impacted if the effect of Government regulation of the industries we serve is to reduce the demand for our services or expose us to potential liability. We and our employees who sell insurance products are required to be licensed by various state insurance commissions for the particular type of insurance product sold and to participate in regular continuing education programs. Our participation in these insurance programs requires us to comply with certain state regulations, changes in which could materially increase our operating costs associated with complying with these regulations.

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

Terrorist attacks and the response to them by the United States and further acts of violence or war may affect the market on which our common stock trades, the markets in which we operate, our operations and profitability and your investment. Further terrorist attacks against the United States or other countries may occur. The potential near-term and long-term effect of these attacks on our business, the market for our common stock and the global economy is uncertain. The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or the trading price of our common stock.

A significant or prolonged economic downturn could have a materially adverse effect on our revenues and profit margin.

Our financial results are impacted by the level of business activity of our clients. Economic slowdowns in some markets, particularly in the United States, may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. In 2007 the downturn in the financial services markets caused by the financial credit crisis impacted our consolidated results for 2007. If our clients enter bankruptcy or liquidate their operations, our revenue could be adversely affected. There can be no assurance that weakening economic conditions throughout the world will not adversely impact our results of operations and/or financial position.

RISKS RELATING TO OUR COMMON STOCK

A Voting Trust controlled by our Chief Executive Officer and one of our directors controls 28% of our outstanding common stock.

A Voting Trust controlled by John J. Brennan, our Chief Executive Officer, and his brother Donald P. Brennan, one of our directors, controls approximately 28% of our outstanding common stock. Additionally, John J. Brennan controls approximately 9% of our outstanding common stock through shares he personally owns and through voting agreements he has entered into with our employees. Eileen Brennan Oakley, daughter of Donald P. Brennan and Trustee of the 1996 and 1997 Brennan Family Trusts, controls approximately 7% of our outstanding common stock held by those Trusts. As a result, John J. Brennan, Donald P. Brennan and Eileen Brennan Oakley have substantial influence in determining the outcome of matters requiring shareholder approval.

Our stock price has been and may continue to be highly volatile.

From January 1, 2006, through March 3, 2008, the closing market price of our common stock fluctuated from a low of $8.01 to a high of $36.55. Because much of our common stock is owned by affiliates, the number of shares that is subject to daily trading on the market is limited. Therefore, the volatility of our stock price is exacerbated by relatively low trading volumes. The market price of our common stock may continue to be volatile and may be significantly affected by:

•	actual or anticipated fluctuations in our operating results;

•	announcements of new services by us or our competitors;

•	developments with respect to conditions and trends in our industry or in the industries we serve;

•	Governmental regulation;

•	general market conditions;

•	the loss of a significant client or a significant change in the volume of services or the locations at which we provide services to a client;

•	levels of liquidity in our stock’s trading volumes, and

•	other factors, many of which are beyond our control.

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

As of December 31, 2007, our corporate headquarters was located in Newtown, Pennsylvania in leased facilities consisting of approximately 105,000 square feet of office space rented under a lease that expires in 2017. In addition to the corporate headquarters staff, certain other divisional and operations personnel are located in the facility. We also lease all of the facilities used in our operations. These lease commitments expire generally between March 2008 and April 2014 and typically contain renewal options. Management believes that its existing facilities are suitable and adequate for our current operations, but additional facilities will be required to support growth. Management believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

The following table lists our various operating facilities and locations as of December 31, 2007.

Locations

Conway, AR; Morrilton, AR; Nogales, AZ ; Colorado Springs, CO; Lakeland, FL; Louisville, KY; Wilton, ME; Amherst, NY; Lancaster, OH; Allentown, PA; Bloomsburg, PA; Erie, PA; Langhorne, PA ; Lockhaven, PA ; Horsham (PA), Spokane, WA; Carbonear, Newfoundland, Canada; Cornerbrook, Newfoundland, Canada; St. John’s, Newfoundland, Canada; Miramichi, New Brunswick, Canada; Riverview, New Brunswick, Canada; Halifax, Nova Scotia, Canada; New Glasgow, Nova Scotia, Canada; Sydney, Nova Scotia, Canada; Lindsay, Ontario, Canada; Peterborough, Ontario, Canada; Sherbrooke, Quebec, Canada; Athlone, Ireland; Dublin, Ireland; London, U.K.; Sydney, Australia; Mexico City, Mexico; Manila, Philippines (5); San Jose, Costa Rica; Buenos Aires, Argentina; Hyderabad, India.

ITEM 3.	LEGAL PROCEEDINGS

On April 28, 2006, a broker with whom we executed an agreement in June 2001 filed a Demand for Arbitration and Statement of Claim against us with the American Arbitration Association. The Demand alleged various contract, quasi-contract and tort claims against us arising out of commissions we allegedly owed this broker pursuant to the June 2001 agreement for work we perform for one of our customers. The June 2001 agreement states that the decision of a majority of the arbitration panel shall be final and binding on the parties. Prior to the scheduled arbitration, which was scheduled for the end of May 2007, the Company agreed on a settlement with the broker for $825,000. This amount was accrued and paid during 2007. We also incurred legal expenses totaling $217,000 during 2007.

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

Market Information:

Our common stock trades on The NASDAQ Global Market under the symbol “ICTG.” The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on The NASDAQ Global Market.

	High	Low
Fiscal 2006:
First Quarter	$27.76	$15.73
Second Quarter	28.71	23.50
Third Quarter	32.07	21.98
Fourth Quarter	36.55	30.72

Fiscal 2007:
First Quarter	$31.81	$17.50
Second Quarter	22.85	18.00
Third Quarter	18.77	13.31
Fourth Quarter	15.16	9.88

Holders:

As of March 3, 2008, there were 76 holders of record of the Company’s common stock, which does not reflect the number of shareholders whose shares are held in nominee or “street” name by brokers. On March 3, 2008, the closing sale price of the common stock as reported by The NASDAQ Global Market was $8.44.

Dividend Policy:

We have never declared or paid any cash dividends on our capital stock. Management currently intends to retain its earnings to finance future growth and working capital needs and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Additionally, our credit agreement limits the payment of dividends.

Performance Graph:

The graph below compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the peer group selected by the Company and of the Nasdaq Stock Market (U.S.) Index (the Nasdaq index). The Peer Group consists of APAC Customer Services, Inc., Convergys Corporation, Sykes Enterprises, and Teletech Holdings, Inc, PeopleSupport, Inc., and StarTek, Inc. The Company believes that the Peer Group provides a better reference point for investors when evaluating the Company’s performance. The graph assumes that the value of the investment in the common stock of the Company, the stocks comprising the Nasdaq Index and the stocks comprising the Peer Group was $100 at January 1, 2003.

	Fiscal Year Ended
	1/1/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
ICT Group, Inc.	$100.00	$101.29	$83.79	$146.25	$272.56	$103.11
NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91
Peer Group	100.00	129.60	108.19	120.03	185.09	141.46

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$453,621	$447,912	$401,334	$325,529	$298,142

Operating expenses:
Cost of services	287,267	273,618	244,572	194,365	179,679
Selling, general and administrative	164,701	155,435	141,601	123,559	115,273
Restructuring charge (reversal) (1)	7,664	—	—	—	(686)
Litigation costs (recoveries) (2)	1,042	—	(3,611)	10,338	4,693

	460,674	429,053	382,562	328,262	298,959

Operating income (loss)	(7,053)	18,859	18,772	(2,733)	(817)
Interest expense (income), net	(627)	160	2,464	1,594	1,183

Income (loss) before income taxes	(6,426)	18,699	16,308	(4,327)	(2,000)
Income tax provision (benefit) (3)	5,383	1,888	4,133	(1,634)	(856)

Net income (loss)	$(11,809)	$16,811	$12,175	$(2,693)	$(1,144)

Diluted earnings (loss) per share	$(0.75)	$1.11	$0.94	$(0.21)	$(0.09)

Shares used in computing diluted earnings (loss) per share	15,773	15,164	12,964	12,571	12,483

(1) See Note 18 to the consolidated financial statements (2) See Note 13 to the consolidated financial statements (3) See Note 9 to the consolidated financial statements
	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,244	$32,367	$10,428	$11,419	$12,091
Working capital	79,591	79,523	56,881	48,739	50,000
Total assets	225,600	215,666	172,759	160,576	135,825
Long-term debt, less current maturities	—	—	35,000	39,000	30,000
Shareholders’ equity	167,189	161,145	81,012	68,948	70,551

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of outsourced customer management and business process outsourcing solutions. Our comprehensive, balanced mix of sales, service, marketing and technology solutions includes:

•	Customer Care Services (including customer care/retention, and technical support);

•	Telesales, and

•

Marketing, Technology and Business Process Outsourcing (BPO) Solutions (including market research, database marketing, data entry/management, e-mail response management, remittance processing and other back-office business processing services).

We provide our services through operations centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, the Philippines, Costa Rica, India and Argentina. As of December 31, 2007, we had 43 operating centers from which we support clients primarily in the financial services, healthcare, telecommunications, information technology, business and consumer services, Government and energy services sectors.

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

Results for 2007 reflect the following:

•	Increase in production hours of 11% as compared to 2006. This reflects the continued growth in our operations.

•	Our Philippines operations handled approximately 32% of total production during 2007 as compared to 24% of total production during 2006.

•

Minimal revenue growth, which is reflective of the fact that many of our domestic clients are migrating their services to our lower-priced offshore centers, which produce lower revenue rates per production hour and the impact of the financial credit crisis in the U.S, which impacted many of our financial services clients.

•	Growth in our Services revenue during 2007 was 3% as compared to our 2006 results.

•

Our Sales revenue declined 3% during 2007 compared to 2006 and was primarily due to decline in financial telesales business for credit card and mortgage programs which was brought about by the financial credit crisis in 2007.

•

Our revenue for 2007 reflects the impact of approximately $1.7 million of service penalties and credits given to three customers, which did not occur in 2006. Of this total, $1.1 million was recorded in the first quarter of 2007 and $600,000 was recorded during the third and fourth quarters of 2007.

•	Restructuring

•

We continue to evaluate our infrastructure and restructure our business according to a plan established by Management. During the year, we recorded restructuring charges totaling $7.7 million, comprised of ongoing lease obligations, asset impairments and severance. The restructuring was brought about primarily due to the offshore migration of client work.

•	Income taxes

•	Included in our income tax provision for was $3.0 million of valuation allowances recorded against deferred tax assets relating to U.S. net operating losses.

•	We settled an outstanding litigation with a broker for $825,000 plus legal expenses of $217,000.

•	Facility expansion

•	During 2007 we opened our fourth and fifth operating centers in the Philippines and our first operating center in Quebec, Canada.

Our future profitability will be impacted by, among other things, our ability to expand our service offerings to existing customers as well as our ability to obtain new customers and grow new vertical markets. Our profitability is also impacted by our ability to manage costs, perform in accordance with contract requirements to avoid service penalties and mitigate the effects of foreign currency exchange risk. Our business is very labor-intensive and consequently, in an effort to reduce costs and be as competitive as possible in the marketplace, we have been moving many of our domestic operations to near-shore and offshore operations centers, which typically have lower labor costs. Our success is dependent upon our ability to perform work in locations where we can find qualified labor at cost-effective rates and effectively manage that labor in the most profitable manner.

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

We believe that our 2008 performance will be largely dependent on our ability to continue capturing new business, leveraging the investment we have made in our infrastructure, effectively managing the transition of domestic programs to offshore facilities, and by expanding our business service offerings. We believe that major corporations will continue to leverage the skills of companies like ours and that the services outsourced will continue to expand beyond the contact center services that currently comprise the large majority of our business. We plan to leverage our existing strength in the financial services, insurance and healthcare markets and provide additional business services to our customers. To capitalize on these opportunities, we will continue to enhance the technologies we use.

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

Our significant accounting policies are described in Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require Management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results. These critical accounting policies and estimates are discussed with our audit committee quarterly.

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

In order to provide our business services solutions, we may incur certain upfront project set-up costs specific to each customer contract. In certain instances, we can bill the customer for these costs; however, because the delivered item (project set-up services) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent we have billed these costs and there are no customer issues with collection, we will defer the project set-up costs and amortize such amounts over the program period, over the remaining contract term or until contract termination. The costs incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue. Deferred revenue totaled $5.4 million and $6.0 million as of December 31, 2007 and 2006, respectively. The current portion is included in accrued expenses and other liabilities with the non-current portion included in other liabilities in the accompanying consolidated balance sheets. The deferred revenue related to upfront project set-up costs was $4.3 million and $5.0 million as of December 31, 2007 and 2006, respectively. The current portion of the deferred cost associated with this revenue is included in prepaid expenses and other assets with the non-current portion included in other assets in the accompanying consolidated balance sheets. The deferred costs totaled $2.9 million and $3.4 million at December 31, 2007 and 2006, respectively. The balance of the deferred revenue represents customer prepayments as of December 31, 2007.

Our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force Issue (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”

Allowance for Doubtful Accounts

Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. Management continuously monitors collections and payments from customers and maintains an allowance for uncollectible accounts based upon our historical write-off experience and any specific customer collection issues that have been identified. Other items considered in estimating the allowance for uncollectible accounts include the age of the receivables, the financial status of our customers and general economic conditions. Because the allowance for uncollectible accounts is an estimate, it may be necessary to adjust the allowance for doubtful accounts if actual bad debt expense exceeds the estimated reserve. We are subject to concentration risks as certain of our customers, as well as certain of the industries we support, generate a high percentage of our total revenue and corresponding receivables. Accounts receivable, net of the allowance for doubtful accounts, was approximately $79.8 million and $83.7 million as of December 31, 2007 and 2006, respectively, representing approximately 35% and 39% of total assets, respectively. Given the significance of accounts receivable to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are recorded as a result of business combinations. As of December 31, 2007 and 2006, we had $13.1 million and $12.9 million of goodwill, respectively. We also had $1.3 million and $2.3 million of other intangible assets, net of amortization, at December 31, 2007 and 2006, respectively. An impairment of these assets could have a significant impact on our results of operations. An impairment exists when events have occurred or circumstances exist that would cause the fair value of these assets to fall below their carrying value. Although goodwill is no longer required to be amortized, we are required to perform an annual impairment review of our goodwill. This impairment review, which is performed in the fourth quarter of each year, is a discounted cash flow analysis using projected cash flows of the Company. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist that could indicate an impairment of our goodwill. Other intangible assets are evaluated similar to other long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discussed below. For the years ended December 31, 2007, 2006 and 2005, there were no impairment charges related to goodwill and other intangible assets.

Impairment of Long-Lived Assets

We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of our long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. Some of the more important factors we consider include our financial performance relative to our expected and historical performance, significant changes in the way we manage our operations, negative events that have occurred, and negative industry and economic trends. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. For the years ended December 31, 2007, 2006 and 2005, we recorded impairment charges of $1.1 million, $14,000, and $458,000, respectively. Our impairment charges in 2007 relate to the corporate restructuring that occurred during the year. In 2005, the impairment charge was associated with facilities that we exited early. Net property and equipment as of December 31, 2007 and 2006 totaled $70.7 million and $61.7 million, respectively, representing approximately 31% and 29% of total assets, respectively.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, Management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized through future taxable income. We also have deferred tax assets relating to net operating loss (NOL) carryforwards for Federal and state tax purposes, foreign NOL carryforwards and Federal tax credit carryforwards. During the third quarter of 2007, based upon the downtown in the financial credit markets, which impacted our clients in the financial services industry, and increased migration of client programs offshore, it was determined that it was more likely than not the U.S. entity would not generate sufficient taxable income to realize its deferred tax assets. Accordingly, a valuation allowance of approximately $3.0 million was placed against our U.S. deferred tax assets and we will no longer provide income tax benefits on our U.S. operating losses until we begin generating taxable income that will allow us to utilize those losses. At December 31, 2007, we have $5.7 million of U.S. NOL carryforwards which have a full valuation allowance recorded against them.

With respect to our state NOLs, we do not believe it is more likely than not that these deferred tax assets will be realized. Accordingly, a valuation allowance of $5.3 million has been recorded against these deferred tax assets, of which $2.1 million was recorded in 2007. At December 31, 2007, we have $41.1 million of NOL carryforwards relating to our foreign operations in Australia and the United Kingdom, resulting in a gross deferred tax asset of $12.3 million. Currently, Management does not expect to be able to utilize these NOLs to offset future taxable income, and therefore these deferred tax assets have a full valuation allowance recorded against them. In Argentina, we have deferred tax assets of $430,000 generated from NOLs that we currently expect to be able to utilize in the future. Our ability to realize any of the above NOLs in the future will depend upon the Company’s ability to generate profits in the various tax jurisdictions to which they apply.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. We will continue to evaluate and assess the realizability of all deferred tax assets and adjust valuation allowances, if required in the future.

Restructuring Charges

During the year ended December 31, 2007, we recorded $7.7 million of pre-tax restructuring charges in connection with a plan to reduce our North American cost structure by closing various operating centers prior to the end of their existing lease terms. The restructuring charge included severance of $521,000, site closure costs totaling $6.0 million, which are primarily ongoing lease and other contractual obligations and the write-off of $1.1 million of leasehold improvements and certain fixed assets. At December 31, 2007, the remaining accrual associated with these charges was $3.6 million, representing primarily ongoing lease obligations and facility exit costs.

As of December 31, 2007, we had a remaining accrual of $519,000 for the amount of estimated costs required to terminate the leases and close the facilities included in the December 2002 restructuring. This accrual relates to one remaining leased facility.

During 2007 and 2006, we did not enter into any sublease arrangements nor did we negotiate any termination settlements for the facilities that remain under contract. The cash payments recorded against the remaining accrual were related to the ongoing lease obligations.

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

Results of Operations

The following is a discussion of the major categories set forth in the consolidated statement of operations.

(dollars in thousands)	2007	2006	2005	% change 2007 vs. 2006	% change 2006 vs. 2005
Revenue:	$453,621	$447,912	$401,334	1.3%	11.6%
Services	340,482	330,943	278,999	2.9%	18.6%
Sales	113,139	116,969	122,335	-3.3%	-4.4%
Average Number of Workstations	13,020	11,396	9,805

Our overall revenue growth over the past year has been impacted by the migration of our services to lower-cost offshore operating centers, particularly in the Philippines, which have lower revenue rates per production hour, in addition to the impact caused by the financial credit crisis in the U.S. Our Philippines operations handled 32% of our production hours in 2007 as compared to only 24% in 2006 and 16% in 2005. This is indicative of the trend in our industry as our clients seek to reduce their outsourcing costs.

Our revenue growth in 2007 was attributable to our Services revenue, which had an increase of 3%. Our Services revenue, which is made up primarily of inbound customer service programs, accounted for 75% of total revenue for the year ended December 31, 2007, as compared to 74% for the year ended December 31, 2006. Conversely, our Sales revenue accounted for 25% and 26% of total revenue for the years ended December 31, 2007 and 2006, respectively. Our Sales revenue was impacted by the decline in financial telesales business for credit card and mortgage programs that occurred as a result of the financial credit crisis in 2007.

Also impacting our revenue during 2007 was $1.7 million of service penalties and credits given to three clients. These penalties and credits evolved from certain disputes with clients and not necessarily from performance standards in our contracts. Our 2006 revenue included approximately $16.0 million related to the initial enrollment period for Medicare Part D, which concluded in the second quarter of 2006, and $5.5 million of revenue from two large, low margin technology clients from whose programs we exited in 2006.

Total revenue per average workstation in production for 2007 decreased by 11% to $34,840, as compared to $39,304 during 2006. The decrease is primarily due to our continued expansion in the Philippines where we have opened our fourth and fifth operating centers and the resultant lower revenue rates, as well as the growth of our business in Latin America, which is also priced lower than work performed in our domestic and other foreign centers.

The $46.6 million increase in revenue for 2006 as compared to 2005 was driven solely by growth in our Services revenue. Services revenue increased to 74% of total revenue during 2006 as compared to 70% during 2005. Approximately $16.0 million of the growth in Services revenue for 2006 was attributable to the services we performed for various healthcare clients in support of the Federal Government’s Medicare Part D registration process. Sales revenue declined during 2006 as compared to 2005, which can largely be attributed to the shift of this business to offshore centers, which have lower revenue rates per production hour. Total revenue per average workstation in production during 2006 decreased by 4% to $39,304 from $40,932 during 2005. The decline was primarily due to our expansion in the Philippines.

As we continue to perform work for customers in international markets, our revenue will be impacted by fluctuations in foreign currency exchange rates. In 2007 changes in foreign exchange rates had a positive impact on total revenue of $7.4 million as compared to 2006 and was primarily due to changes in the Canadian dollar and Australian dollar. In 2006, changes in foreign exchange rates had a positive impact on total revenue of approximately $4.1 million compared to 2005, and was also primarily due to changes in the Canadian dollar, the Euro and the British pound sterling.

(dollars in thousands)	2007	2006	2005	% change 2007 vs. 2006	% change 2006 vs. 2005
Cost of Services:	$287,267	$273,618	$244,572	5.0%	11.9%
Labor costs	211,092	195,769	174,118	7.8%	12.4%
Telecom costs	21,786	22,225	19,389	-2.0%	14.6%
Other direct costs	54,389	55,624	51,065	-2.2%	8.9%
Total Cost of Services as a Percentage of Revenue	63.3%	61.1%	60.9%
Production Hours (in thousands)	20,300	18,260	15,478

Our cost of services consists primarily of direct labor costs associated with our customer service representatives (CSRs) and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance, other billable labor and support services costs.

In 2007, the increase in our cost of services over 2006 was driven primarily by direct labor cost increases directly attributable to increased production hours and lower productivity associated with the rapid offshore migration of our client programs. The offshore migration caused some production inefficiencies as we incurred costs to ramp up already existing programs in new locations. The offshore migration was a significant factor as to why our labor costs increased 8% in 2007, while our revenue only increased by 1%. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour decreased in 2007 to $10.40 from $10.72 in 2006. This trend is due to the increasing volume of services performed in lower-wage, offshore operations centers. Our labor cost per production hour reflects a decline in wage rates of 7%, partially offset by the impact of foreign currency exchange rates.

During 2007, we were able to reduce our telecom costs to $1.07 per production hour from $1.22 per production hour in 2006, despite increases in our volume usage. This was accomplished primarily through obtaining rate reductions from the telephony carriers we use. Also during 2007, we were able to reduce other direct costs as compared to 2006, primarily as a result of a decrease in our reliance upon third party billable labor.

In 2006, the increase in our cost of services over 2005 was driven primarily by direct labor cost increases directly attributable to increased production hours to support our revenue growth as well as increases in other costs of services. Our direct labor cost per production hour decreased in fiscal year 2006 to $10.72 from $11.25 in fiscal year 2005. The decrease reflects an overall decline in wage rates of approximately 7% in 2006 compared to 2005, partially offset by the impact of foreign currency exchange rates.

The increase in telecom costs during 2006 was volume- and product mix-driven, although our actual telecom cost per production hour decreased to $1.22 in 2006 from $1.25 in 2005. Contributing to this decline per production hour were refunds of $755,000, net of consultant fees, relating to Federal excise taxes that the U.S. Treasury Department has agreed to refund on long distance telephone service provided to companies. Other direct costs increased in 2006 as compared to 2005 primarily due to increases in other billable labor of $1.1 million and quality assurance costs of $1.8 million. Some of our other inbound customer care services, particularly those in the healthcare industry, require a variety of ancillary services that are off the phone, which tends to drive our other billable labor costs. Our quality assurance costs are typically a function of our call volume and tend to increase as our volume of business increases.

We expect foreign currency exchange rates to continue to impact of cost of services. In 2007 foreign exchange rates increased our costs of services by $10.9 million over 2006, and foreign exchange rates increased our cost of services by $6.5 million as compared to 2005. However, the primary reason for the increase in direct labor cost overall was the increased volume of production hours necessary to support our client demand.

(dollars in thousands)	2007	2006	2005	% change 2007 vs. 2006	% change 2006 vs. 2005
Selling, General & Administrative Expenses:	$164,701	$155,435	$141,601	6.0%	9.8%
Salaries, benefits and other personnel-related costs	68,932	65,382	56,716	5.4%	15.3%
Facilities and equipment costs	58,782	53,163	50,934	10.6%	4.4%
Depreciation and amortization	26,420	23,662	20,790	11.7%	13.8%
Other SG&A costs	10,567	13,228	13,161	-20.1%	0.5%

Total SG&A as a Percentage of Revenue	36.3%	34.7%	35.3%

Selling, general and administrative (SG&A) expenses are primarily comprised of salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization.

SG&A expenses increased by $9.3 million in 2007 compared to 2006, primarily as a result of increased facilities costs, primarily rent expense, and depreciation of our fixed assets. During 2007, we opened two new facilities in the Philippines and one new facility in Quebec, Canada. Our 2007 results also reflect a full-year amount of facilities costs associated with our third operations center in the Philippines which opened in 2006 as well as a full year of facilities costs associated with our operation in Argentina. Salaries and benefits costs increased primarily due to full-time headcount increases as well as increases in base wage rates. Approximately 45% of our SG&A expenses were incurred in foreign locations, which are subject to changes in foreign exchange rates. Foreign exchange rates had the effect of increasing SG&A expenses by approximately $1.4 million in 2007 compared to 2006. Foreign exchange rate fluctuations will continue to have an impact on our results. As a percentage of revenue, our SG&A expenses increased in 2007 from 2006, primarily as a result of our offshore expansion which increased our facilities costs and our depreciation costs.

SG&A expenses increased by $13.8 million in 2006 compared to 2005, primarily as a result of increased salaries and benefits costs along with facilities costs. Salaries and benefits costs increased primarily due to headcount increases as well as increases in base wage rates. Our facilities costs, which consist primarily of rent expense, increased by $2.2 million. During 2006, we opened two new operations centers in the United States, one new operations center in the Philippines and new operations centers in India and Costa Rica, as we continued to expand our worldwide operations. Approximately 37% of our SG&A expenses were incurred in foreign locations, which are subject to changes in foreign exchange rates. Foreign exchange rates had the effect of increasing SG&A expenses by approximately $800,000 in 2006 compared to 2005. As a percentage of revenue, our SG&A expenses declined in 2006 from 2005, primarily as a result of our ability to manage our revenue growth by increasing utilization of existing infrastructure.

(dollars in thousands)	2007	2006	2005	% change 2007 vs. 2006	% change 2006 vs. 2005
Restructuring Charge:	$7,664	$—	$—	n/a	n/a

During 2007, we recorded $7.7 million of pre-tax restructuring charges in connection with a plan to reduce our North American cost structure by closing various operating centers prior to the end of their existing lease terms. The restructuring charge included severance of $521,000, site closure costs totaling $6.0 million, which are primarily ongoing lease and other contractual obligations and the write-off of $1.1 million of leasehold improvements and certain fixed assets. At December 31, 2007, the remaining accrual associated with these charges was $3.6 million, representing primarily ongoing lease obligations and facility exit costs.

(dollars in thousands)	2007	2006	2005	% change 2007 vs. 2006	% change 2006 vs. 2005
Litigation Costs (Recoveries)	$1,042	$—	$(3,611)	n/a	n/a

Our litigation costs for the year ended December 31, 2007 were incurred as part of the settlement of litigation with a broker formerly engaged by the Company, which was reached during the second quarter of 2007. The costs incurred during 2007 were comprised of the $825,000 settlement amount and associated legal fees of $217,000. In 2005, we had net recoveries from one of our insurance carriers of $3.6 million relating to the Shingleton litigation. These insurance proceeds were partially offset by incurred legal expenses of $604,000.

(dollars in thousands)	2007	2006	2005	% change 2007 vs. 2006	% change 2006 vs. 2005
Interest Expense:	$(257)	$(940)	$(2,637)	-72.7%	-64.4%
Interest Income:	$884	$780	$173	13.3%	350.9%

In 2007 and 2006, the decrease in our interest expense over the prior year represents the repayment in April 2006 of all outstanding obligations under our credit facility. Exclusive of any borrowings under our Credit Facility, interest expense is comprised primarily of the amortization of our deferred financing costs. In 2005 interest expense included interest on outstanding borrowings under the Credit Facility. The increase in interest income from 2005 to 2006 and from 2006 to 2007 is reflective of higher average cash investment balances and higher interest rates.

(dollars in thousands)	2007	2006	2005	% change 2007 vs. 2006	% change 2006 vs. 2005
Income Tax Provision:	$5,383	$1,888	$4,133	185.1%	-54.3%

Our income tax provision increased by $3.5 million in 2007 and decreased by $2.2 million in 2006, as compared to the comparable prior year period.

Our 2007 effective tax rate reflects a full valuation allowance recorded against our U.S. net deferred tax assets. In the third quarter of 2007, we established a full valuation allowances against our deferred tax assets in the U.S. This charge reflected a valuation allowance recorded against our deferred tax assets as well as the reversal of income tax benefits recorded against current year losses. Through the end of the second quarter of 2007, management believed that it was more likely than not that those deferred tax assets would be recovered through future taxable income. However, based upon changes related to the downturn in the financial credit markets which had a significant impact on our clients in the financial services industry, and increased migration of client programs offshore, it was determined during the third quarter of 2007 that it was more likely than not the U.S. entity would not generate sufficient taxable income to realize its deferred tax assets. Accordingly, a valuation allowance of $3.0 million was placed against our U.S. net deferred tax assets. We will continue to provide a valuation allowance against future U.S. losses until we begin generating taxable income to utilize those losses.

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

In 2005, our effective income tax rate was primarily driven by the Company generating $4.4 million of profit in the Philippines, which was not subject to income tax as a result of incentive tax holidays. Our income tax provision in 2005 reflects the recording of additional valuation allowances of $1.1 million recorded for the remaining deferred tax assets related to our net operating loss carryforwards in Australia. Also during 2005, we recorded $599,000 of valuation allowances against certain research and development (R&D) credits associated with a previous tax year. The impact on our effective income tax rate of these increases in valuation allowances was partially offset by work opportunity tax credits of approximately $605,000.

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

Our business tends to be strongest in the second half of the year due to higher call volumes and improved financial results of client sales and service activity in anticipation of the holiday season, while the first quarter often reflects a slowdown relating to the cessation of that activity. As we continue to increase the percentage of revenue associated with service programs, we expect these variations to lessen. Our operating margins in the first quarter are typically lower due to higher payroll-related taxes with our workforce.

Our results in the second quarter, third quarter and fourth quarter of 2007 reflect $3.8 million, $807,000 and $3.0 million of restructuring charges recorded during those periods, respectively. Our third quarter results also reflect the impact of a valuation allowance recorded against our U.S. net operating losses.

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

Liquidity and Capital Resources

At December 31, 2007, we had $30.2 million of cash and cash equivalents compared to $32.4 million at December 31, 2006.

We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. In April 2006, we also raised $53.1 million through a registered equity offering. The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility to the extent we have outstanding borrowings, labor and facilities costs.

Cash From Operations

Cash provided by operations in 2007, 2006 and 2005 was $27.5 million, $34.8 million and $26.1 million, respectively.

Cash from operations in 2007 was primarily generated by positive changes in working capital of $9.0 million and various non-cash expenses of $30.3 million, offset by a net loss of $11.8 million. The non-cash expenses included $26.4 million of depreciation and amortization and non-cash share-based compensation of $1.8 million. The working capital changes were primarily due to an increase in accrued expenses and income taxes of $6.3 million and a decrease in accounts receivable of $7.1 million, offset by changes in our other working capital accounts (exclusive of cash and cash equivalents), primarily accounts payable and prepaid expenses, which used $4.4 million of cash flow.

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

Cash from operations in 2005 was primarily generated by net income of $12.2 million and various non-cash expenses of $25.4 million. The non-cash expenses included $20.8 million of depreciation and amortization and $4.0 million of deferred income tax expense. The net income and non-cash items were partially offset by the payment of our Shingleton litigation settlement of $14.8 million. Other working capital changes (exclusive of cash and cash equivalents) and changes in non-current assets and liabilities resulted in an additional $3.3 million of operating cash flow. A $19.1 million increase in accounts payable and accrued expenses was driven by higher accruals for payroll and related expenses, higher deferred revenue and $6.6 million of amounts due to a customer, as described above. This increase was partially offset by a $17.8 million increase in accounts receivable which was due to higher revenue and a slightly extended collection cycle. Much of the cash associated with these fourth quarter receivables was collected in January and February 2006.

Credit Facility and other Borrowings

In 2007, 2006 and 2005, we had net repayments under the Credit Facility of $0, $35.0 million and $4.0 million, respectively. In 2006, we repaid our outstanding borrowings using proceeds from the equity offering we completed in April 2006 and have had no outstanding borrowings under the Credit Facility since that time. In March 2005, some of our borrowings were used to make payment on the Shingleton settlement. These borrowings were repaid in 2005 with cash flow provided by operations.

Our Credit Facility is a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. On December 20, 2007, we amended the Credit Facility to modify the definition of EBITDA to exclude the impact of the restructuring charges and the U.S. income tax valuation allowance recorded during 2007. As of December 31, 2007, we were in compliance with all covenants contained in the Credit Facility.

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

During 2007, our subsidiary in Argentina entered into a $700,000 short-term line of credit with a local bank for working capital needs. Any borrowings under this line of credit incur interest at an annual rate of 15%, which reflects the current market rate in Argentina. During 2007 we borrowed $524,000 to satisfy working capital needs. These amounts were repaid by the end of 2007. Consequently, there were no outstanding borrowings under this line of credit at December 31, 2007. Interest expense under this line of credit in 2007 was $36,000.

Equity Transactions

During 2007, we received $435,000 in proceeds from the exercise of employee stock options, which comprised the majority of our cash flow from financing activities.

In April 2006, we completed an offering of our common stock. We sold 2,350,000 shares and generated proceeds of $53.1 million, net of underwriting discount and offering costs. A portion of these proceeds was used to repay amounts outstanding under our Credit Facility, which at the time was $34.0 million. Management has used the remaining proceeds for working capital and other general corporate needs.

During 2006, we received $5.2 million in proceeds from the exercise of employee stock options, which also resulted in $3.8 million of positive cash flow from related income tax benefits.

Litigation

In May 2007, we settled a contract claim with a broker with whom we executed an agreement in June 2001. The settlement amount was $825,000. This amount was paid during 2007. We also incurred legal expenses totaling $217,000 during 2007.

In March 2005, we announced a settlement with the plaintiffs in the Shingleton litigation and made payments of $14.8 million to satisfy our obligations under the settlement. This payment was partially offset by recoveries from our insurance carriers, which totaled $6.9 million.

Capital Expenditures and Business Combinations

In 2007, we spent $30.8 million on capital expenditures compared to $25.9 million and $21.1 million in 2006 and 2005, respectively. A portion of our capital expenditures is reflected in our workstation growth. We had 13,710 workstations in operation at December 31, 2007, compared to 12,719 workstations at December 31, 2006 and 10,662 at December 31, 2005.

In 2007, we put into production 2,813 workstations in various centers and eliminated 1,822 workstations through the recent facility closures as we continued to realign our resources with our client needs. We spent approximately $19.0 million on workstation expansion. The remainder of our capital expenditures related primarily to information technology hardware and software.

In 2006, we added a net total of 2,057 workstations. This included 1,080 workstations added to our operations centers in the Philippines, primarily through the opening of our third Philippine operations center in 2006. We also added 670 workstations through our acquisition of Proyectar Connect S.A. on November 30, 2006. For purposes of determining revenue per average workstation in 2006, we have only included one-third of the Proyectar workstations since we only generated one month of revenue in Argentina for the fourth quarter of 2006. The remaining 307 net workstations were added in a variety of our existing facilities both domestically and offshore. We spent approximately $18.8 million on workstation expansion. The remainder of our capital expenditures related primarily to information technology hardware and software.

In 2005, we added a net total of 1,398 workstations. This included 692 workstations added to our near-shore and offshore locations, located primarily in the Philippines and Mexico. The remaining 706 workstations were added in our domestic operations centers. We spent approximately $14.8 million on workstation expansion. The remainder of our capital expenditures related primarily to information technology hardware and software.

On November 30, 2006, we purchased the stock of Proyectar Connect S.A., a company located in Argentina that provides inbound and outbound customer support services for $11.0 million.

Our operations will continue to require significant capital expenditures to support the growth of our business. Historically, equipment purchases have been financed through cash generated from operations, the Credit Facility and our ability to acquire equipment through operating leases. We believe that cash-on-hand, together with cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under our Credit Facility, will be sufficient to finance our current operations and planned capital expenditures at least into 2009.

Commitments and Obligations

As of December 31, 2007, we are parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from operations. We would also consider accessing the capital markets to meet our needs, although we can make no assurances that this type of financing would be available when we might need it. The table noted below presents a summary of these obligations and commitments:

Contractual Obligations:

	Payments Due By Period
(in thousands) Description	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases (1)	$78,387	$22,182	$27,233	$14,270	$14,702
Telephone contract commitments	10,300	7,693	2,607	—	—
Credit Facility (2)	—	—	—	—	—

Total contractual obligations	$88,687	$29,875	$29,840	$14,270	$14,702

(1)

Includes facility and equipment operating leases, some of which call for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

(2)

At December 31, 2007, we did not have any borrowings outstanding under the Credit Facility. The amount of the unused Credit Facility at December 31, 2007 was $125.0 million. For additional information, see Note 8 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Our table of contractual obligations excludes purchase orders for merchandise and supplies in the normal course of business that are expected to be liquidated within 12 months.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for certain nonfinancial assets and liabilities for which the effective date has been deferred until periods beginning after November 15, 2008. The adoption of SFAS No. 157 is not excepted to have a material impact on our results of operation and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The adoption of SFAS No. 159 is not excepted to have a material impact on our results of operation and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS No. 141R) which modifies the accounting for mergers and acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations which are consummated after January 1, 2009. We are currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 is effective beginning January 1, 2009. We are currently evaluating the future impacts and disclosures of this standard.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related to our Credit Facility as well as investments in short-term, interest-bearing securities such as money market accounts. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Interest earned on our cash balances is based on current market rates. Accordingly, a 1.0% change (100 basis points) in these rates would have resulted in net interest income and expense changing by approximately $268,000 and $40,000 for the years ended December 31, 2007 and 2006, respectively. Interest expense for the years ended December 31, 2007 and 2006 consists primarily of amortization of debt issuance costs associated with our Credit Facility. We did incur interest charges relating to the line of credit we established in Argentina during 2007. The interest rates in effect for the Credit Facility at any point in time approximate market rates; thus, the fair value of any outstanding borrowings approximates its reported value. In the past, Management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider using these instruments to manage the impact of changes in interest rates based on Management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

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

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had a pre-tax impact of approximately $4.8 million and $3.8 million on our earnings for the years ended December 31, 2007 and 2006, respectively.

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

Information with respect to this item is incorporated by reference from our definitive proxy statement in connection with our 2008 Annual Meeting of Shareholders, to be filed no later than April 29, 2008 (the Proxy Statement).

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

Financial Statements and Financial Statement Schedules

See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. With respect to exhibits which are indicated by footnote, to have been previously filed, such exhibits are incorporated herein by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically.

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

10.54	ICT Group, Inc. 2006 Non-Employee Directors Plan Grant Form for Restricted Stock Units (Filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)+

10.55	ICT Group, Inc. 2006 Equity Compensation Plan Grant Form for Restricted Stock Units (Filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)+

10.56	Settlement Agreement and Release with A.S. Kleeman & Associates, Inc., dated May 18, 2007 (Filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.57	Amendment to Credit Facility, dated December 20, 2007 *

21	List of Subsidiaries *

23	Consent of KPMG LLP *

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

+	Compensation plans and arrangements for executives and others.
*	Filed herewith

Financial Statements and Financial Statement Schedules

See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICT GROUP, INC.
(Registrant)

Dated: March 14, 2008	By:	/s/ JOHN J. BRENNAN
John J. Brennan
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JOHN J. BRENNAN John J. Brennan	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 14, 2008

By:	/s/ VINCENT A. PACCAPANICCIA Vincent A. Paccapaniccia	Executive Vice President, Corporate Finance and Chief Financial Officer (principal financial and accounting officer)	March 14, 2008

By:	/s/ DONALD P. BRENNAN Donald P. Brennan	Vice-Chairman	March 14, 2008

By:	/s/ BERNARD SOMERS Bernard Somers	Director	March 14, 2008

By:	/s/ JOHN STOOPS John Stoops	Director	March 14, 2008

By:	/s/ SETH LEHR Seth Lehr	Director	March 14, 2008

By:	/s/ GORDON COBURN Gordon Coburn	Director	March 14, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

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

Exhibit No.	Description
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

10.54	ICT Group, Inc. 2006 Non-Employee Directors Plan Grant Form for Restricted Stock Units (Filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)+

10.55	ICT Group, Inc. 2006 Equity Compensation Plan Grant Form for Restricted Stock Units (Filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-k for the year ended December 31, 2006)+

10.56	Settlement Agreement and Release with A.S. Kleeman & Associates, Inc., dated May 18, 2007 (Filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.57	Amendment to Credit Facility, dated December 20, 2007 *

21	List of Subsidiaries *

Exhibit No.	Description
23	Consent of KPMG LLP *

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

+	Compensation plans and arrangements for executives and others
*	Filed herewith

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, Management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Their opinion on the effectiveness of the Company’s internal control over financial reporting appears on page F-3 in this Annual Report on Form 10-K.

/s/ JOHN J. BRENNAN
John J. Brennan
Chairman, President and Chief Executive Officer

/s/ VINCENT A. PACCAPANICCIA
Vincent A. Paccapaniccia
Executive Vice President, Corporate Finance and Chief Financial Officer

March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ICT Group, Inc.:

We have audited ICT Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ICT Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ICT Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ICT Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ICT Group, Inc.:

We have audited the accompanying consolidated balance sheets of ICT Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule, “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICT Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ICT Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 14, 2008

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,244	$32,367
Accounts receivable, net of allowance for doubtful accounts of $337 and $489	79,823	83,673
Prepaid expenses and other current assets	17,354	10,898
Income taxes receivable	451	2,676
Deferred income taxes	312	250

Total current assets	128,184	129,864

PROPERTY AND EQUIPMENT, NET	70,658	61,667
DEFERRED INCOME TAXES	5,147	4,756
GOODWILL	13,074	12,862
OTHER ASSETS	8,537	6,517

	$225,600	$215,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,779	$21,376
Accrued expenses and other current liabilities	26,712	22,506
Income taxes payable	2,691	4,193
Deferred income taxes	1,411	2,266

Total current liabilities	48,593	50,341

OTHER LIABILITIES	8,271	3,443
DEFERRED INCOME TAXES	1,547	737

COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 15,793 and 15,734 shares issued and outstanding	158	157
Additional paid-in capital	117,708	115,633
Retained earnings	31,974	44,377
Accumulated other comprehensive income	17,349	978

Total shareholders’ equity	167,189	161,145

	$225,600	$215,666

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2007	2006	2005
REVENUE	$453,621	$447,912	$401,334
OPERATING EXPENSES:
Cost of services	287,267	273,618	244,572
Selling, general and administrative (including share-based compensation of $1,839, $1,949 and $0, respectively)	164,701	155,435	141,601
Restructuring charge	7,664	—	—
Litigation costs (recoveries)	1,042	—	(3,611)

	460,674	429,053	382,562

Operating income (loss)	(7,053)	18,859	18,772
INTEREST EXPENSE	(257)	(940)	(2,637)
INTEREST INCOME	884	780	173

Income (loss) before income taxes	(6,426)	18,699	16,308
INCOME TAX PROVISION	5,383	1,888	4,133

NET INCOME (LOSS)	$(11,809)	$16,811	$12,175

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.75)	$1.14	$0.96

Diluted earnings (loss) per share	$(0.75)	$1.11	$0.94

Shares used in computing basic earnings (loss) per share	15,773	14,713	12,722

Shares used in computing diluted earnings (loss) per share	15,773	15,164	12,964

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2005	12,646	$127	$51,756	$15,391	$1,674	$68,948
Exercise of stock options and related income tax benefit	143	1	35	—	—	36

Comprehensive income:
Net income	—	—	—	12,175	—	12,175
Currency translation adjustment	—	—	—	—	(497)	(497)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	350	350

Total comprehensive income						12,028

BALANCE, DECEMBER 31, 2005	12,789	128	51,791	27,566	1,527	81,012
Exercise of stock options	591	6	5,172	—	—	5,178
Income tax benefit relating to share-based awards	—	—	3,848	—	—	3,848
Vesting of restricted share unit awards	4	—	—	—	—	—
Share-based compensation	—	—	1,791	—	—	1,791
Proceeds from equity offering, net of offering costs	2,350	23	53,031	—	—	53,054

Comprehensive income:
Net income	—	—	—	16,811	—	16,811
Currency translation adjustment	—	—	—	—	252	252
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(801)	(801)

Total comprehensive income						16,262

BALANCE, DECEMBER 31, 2006	15,734	157	115,633	44,377	978	161,145
Adoption of FIN 48	—	—	—	(594)	—	(594)
Exercise of stock options	42	1	434	—	—	435
Vesting of restricted share unit awards, net of shares withheld for minimum tax obligations	17	—	(51)	—	—	(51)
Share-based compensation	—	—	1,692	—	—	1,692

Comprehensive income:
Net loss	—	—	—	(11,809)	—	(11,809)
Currency translation adjustment	—	—	—	—	7,975	7,975
Unrealized gain on derivative instruments, net of tax	—	—	—	—	8,396	8,396

Total comprehensive income						4,562

BALANCE, DECEMBER 31, 2007	15,793	$158	$117,708	$31,974	$17,349	$167,189

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,809)	$16,811	$12,175
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,420	23,662	20,790
Share-based compensation	1,839	1,949	—
Tax benefit of stock option exercises	—	—	109
Deferred income tax expense (benefit)	753	(1,195)	4,029
Amortization of deferred financing costs	180	181	194
Gain on sale of equipment	—	—	(184)
Asset impairment	1,134	14	458
(Increase) decrease in:
Accounts receivable	7,072	1,052	(17,755)
Prepaid expenses and other	758	626	2,727
Other assets	(278)	(725)	(418)
Increase (decrease) in:
Accounts payable	(4,878)	373	3,176
Accrued expenses and other liabilities	2,716	(8,708)	15,962
Income taxes	3,631	722	(420)
Accrued litigation	—	—	(14,750)

Net cash provided by operating activities	27,538	34,762	26,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,840)	(25,942)	(21,132)
Proceeds from sale of equipment	41	—	249
Cash paid for acquired businesses, net of cash acquired	—	(10,955)	(178)
Realized losses on derivatives	(1,003)	—	—

Net cash used in investing activities	(31,802)	(36,897)	(21,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	524	10,000	45,000
Payments on lines of credit	(524)	(45,000)	(49,000)
Proceeds from equity offering, net of offering costs	—	53,054	—
Payment of debt issuance costs	—	—	(596)
Proceeds from exercise of stock options	435	5,178	209
Withholding of restricted share units for minimum tax obligations	(51)	—	—
Tax benefit of stock option exercises	—	3,848	—

Net cash provided by (used in) financing activities	384	27,080	(4,387)

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
AND CASH EQUIVALENTS	1,757	(3,006)	(1,636)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,123)	21,939	(991)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	32,367	10,428	11,419

CASH AND CASH EQUIVALENTS, END OF YEAR	$30,244	$32,367	$10,428

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

Note 1:    BACKGROUND

ICT Group, Inc. (incorporated in the Commonwealth of Pennsylvania in 1987) and subsidiaries (the Company), is a leading global provider of outsourced customer management and business process outsourcing solutions. We provide a comprehensive mix of sales, service, marketing and business services outsourcing solutions. We manage customer operations centers in the U.S., U.K., Ireland, Canada, Australia, Mexico, Argentina, India, Costa Rica and the Philippines from which we support domestic and multinational corporations and institutions, primarily in the financial services, insurance, telecommunications, healthcare, information technology, Government, and energy services industries. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

Note 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of ICT Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In order to provide our business services solutions, we may incur certain upfront project set-up costs specific to each customer contract. In certain instances, we can bill the customer for these costs; however, because the delivered item (project set-up services) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent we have billed these costs and there are no customer issues with collection, we will defer the project set-up costs and amortize such amounts over the program period, remaining contract term or until contract termination. The costs incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue. Deferred revenue totaled $5.4 million and $6.0 million as of December 31, 2007 and 2006, respectively. The current portion is included in accrued expenses and other current liabilities with the non-current portion included in other liabilities in the accompanying consolidated balance sheets. The deferred revenue related to upfront project set-up costs was $4.3 million and $5.0 million as of December 31, 2007 and 2006, respectively. The current portion of the deferred cost associated with this revenue is included in prepaid expenses and other current assets with the non-current portion included in other assets in the accompanying consolidated balance sheets. The deferred costs totaled $2.9 million and $3.4 million at December 31, 2007 and 2006, respectively.

Our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”

Grant Income

We earn income from Government grants, primarily in Ireland and Canada. We recognize the grant income as we incur the related costs, primarily payroll, for which the grant is intended to compensate. Grant income is recorded as a reduction of the related expense in the consolidated statement of operations. If we have already incurred the costs, then we recognize grant income during the period in which the grant becomes a receivable or is collected. If there are additional conditions attached to the grant, we evaluate the conditions and only record income if there is reasonable assurance that we will comply with the conditions. Many of our grants have conditions relating to the maintenance of specified levels of employees, with which we have the intent and ability to comply. To the extent we are not able to remain in compliance with the terms of certain of the grants, we may have to refund a portion of the grant. During the fourth quarter of 2007, we reversed $344,000 of grant income recorded previously, based on employee reductions. No such other amounts have been required to be refunded. Grant receivables are recorded in prepaid expenses and other on our consolidated balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with purchased maturities of three months or less. Cash equivalents at December 31, 2007 and 2006 consisted of an overnight repurchase agreement and money market accounts.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents Management’s best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance based on historical write-off experience and any specific customer collection issues that have been identified. We review our allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Amounts charged to expense in 2007, 2006 and 2005 were $359,000, $475,000 and $150,000, respectively. We do not have any off-balance sheet credit exposure related to our customers.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the applicable assets using the straight-line method. The lives used are as follows:

Communications and computer equipment	3-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life

Depreciation and amortization expense relating to property and equipment was $25.9 million, $23.3 million and $20.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized and amortized over their estimated useful lives. Improvements made to our leased facilities are amortized into expense over the remaining lease term.

Under the provisions of Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize the costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and Management has authorized funding for the project, and it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) direct payroll and payroll-related costs relating to the time spent by employees on each internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We capitalized $680,000, $968,000 and $948,000 of costs during 2007, 2006 and 2005, respectively, which have been included in communications and computer equipment. These costs are amortized on a project-by-project basis over the estimated useful life, typically three years, beginning when the software is placed into operations and is ready for its intended purpose. At December 31, 2007 and 2006, there was $904,000 and $829,000, respectively, of capitalized costs associated with projects that are still in progress, and therefore are not currently being amortized.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are recorded in connection with business combinations (see Note 5). An impairment may exist when events have occurred or circumstances exist that would cause the fair value of these assets to fall below their carrying value. Although goodwill is no longer required to be amortized, we are required to perform an annual impairment review of our goodwill. This impairment review, which is performed in the fourth quarter of each year, is a discounted cash flow analysis using projected cash flows of the Company. Management has determined that we have one reporting unit for purposes of applying SFAS No. 142, “Goodwill and Other Intangible Assets,” based on our current reporting structure. We performed our impairment test as of December 31, 2007, and determined that goodwill was not impaired. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist which could indicate an impairment of our goodwill. For the years ended December 31, 2007, 2006 and 2005, there were no impairment charges taken against goodwill. Other intangible assets are evaluated under the provision of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discussed below. There were no impairment charges taken against other intangible assets for the years ended December 31, 2007, 2006 and 2005.

Impairment of Long-Lived Assets

Under the provisions of SFAS No. 144, long-lived assets, such as property and equipment and intangible assets, are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to measure recoverability. If impairment is indicated, measurement of the impairment is based on the difference between the carrying value and fair value of the assets, generally determined based on the present value of expected future cash flows associated with the use of the asset. For the years ended December 31, 2007, 2006 and 2005, we recorded impairment charges of $1.1 million, $14,000 and $458,000, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such items are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date.

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

The following table illustrates the effect on net income and earnings per share had compensation cost for our share-based compensation plans been determined under SFAS No. 123 for the year ended December 31, 2005.

In thousands, except per share data
Net income, as reported	$12,175
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	432

Pro forma net income	$11,743

Diluted earnings per share, as reported	$0.94
Pro forma diluted earnings per share	$0.90

Prior to the adoption of SFAS No. 123R, we recorded benefits associated with tax deductions that were in excess of compensation expense recognized for financial reporting purposes for stock options and other equity awards as a cash flow from operations. SFAS No. 123R requires these excess benefits to be recorded as a component of cash flows from financing activities. For the year ended December 31, 2006 we recorded approximately $3.8 million of tax benefits through financing activities, which would have been recorded through operating activities in prior years. For the year ended December 31, 2007, we did not record any tax benefits as the U.S. entity is in a net operating loss position with a full valuation allowance recorded against our net deferred tax assets. Accordingly, any tax deductions earned by the Company from stock option exercises or the vesting of other stock awards are not recorded until such time they can be used to offset taxable income on a future tax return. At December 31, 2007, all deferred tax benefits earned by the U.S. entity have a full valuation recorded against them. See Note 9 for more information on income taxes.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2007, 2006 and 2005, accumulated other comprehensive income consisted of foreign currency translation adjustments and unrealized gains and losses on outstanding derivative instruments.

As of December 31, 2007, 2006 and 2005, the accumulated balances for each classification of other comprehensive income were as follows:

	December 31,
(in thousands)	2007	2006	2005
Derivative instruments, net of tax	$8,232	$(164)	$637
Foreign currency translation adjustments	9,117	1,142	890

Accumulated other comprehensive income	$17,349	$978	$1,527

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. except for certain nonfinancial assets and liabilities for which the effective date has been deferred until periods beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our results of operation or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operation or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS No. 141R) which modifies the accounting for mergers and acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations which are consummated after January 1, 2009. We are currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 is effective beginning January 1, 2009. We are currently evaluating the future impacts and disclosures of this standard.

Note 3:    EARNINGS PER SHARE

Basic earnings (loss) per share (Basic EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share (Diluted EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the assumed vesting or exercise of securities, such as unvested restricted stock units and stock options, into shares of common stock as if those securities were vested or exercised. A reconciliation of shares used to compute EPS is shown below.

	For the years ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Net income (loss)	$(11,809)	$16,811	$12,175

Basic earnings (loss) per share:
Weighted average shares outstanding	15,773	14,713	12,722

Basic earnings (loss) per share	$(0.75)	$1.14	$0.96

Diluted earnings (loss) per share:
Weighted average shares outstanding	15,773	14,713	12,722
Dilutive shares resulting from common stock equivalents (1)	—	451	242

Shares used in computing diluted earnings (loss) per share	15,773	15,164	12,964

Diluted earnings (loss) per share	$(0.75)	$1.11	$0.94

(1)

Given the Company’s loss for the year ended December 31, 2007, Diluted EPS is the same as Basic EPS as all common stock equivalents would be antidilutive. Accordingly, the dilutive effect of 230 shares resulting from stock equivalents in 2007 is not included. For the years ended December 31, 2006 and 2005, the dilutive effect of 194 and 353 shares, respectively, resulting from common stock equivalents was not included as the result would be antidilutive.

Note 4:    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
(in thousands)	2007	2006
Communications and computer equipment	$175,980	$150,818
Furniture and fixtures	32,611	29,964
Leasehold improvements	42,381	29,022

	250,972	209,804
Less—Accumulated depreciation and amortization	(180,314)	(148,137)

	$70,658	$61,667

Note 5:    GOODWILL AND OTHER ASSETS

Goodwill and other assets consist of the following:

	December 31,
(in thousands)	2007	2006
Goodwill	$13,074	$12,862

Other Assets
Deposits	$4,100	2,692
Non-current portion of derivatives	1,646	—
Other intangible assets, net of accumulated amortization of $1,769 and $1,202	1,325	2,341
Asset for unrecognized tax benefits	665	—
Non-current deferred costs	353	856
Deferred financing costs, net of accumulated amortization of $1,497 and $1,317	448	628

	$8,537	$6,517

Our deposits are primarily lease-related. At December 31, 2007, $2.2 million of the balance relates to facilities deposits in the Philippines, as compared to $760,000 at December 31, 2006. The increase was due to our expansion in 2007, where we began operations in two new facilities. The non-current portion of our derivatives relates to those amounts which are not due to be settled until after January 1, 2009.

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

The cash paid was $11.0 million, including transaction costs and net of cash acquired. There was $9.6 million of goodwill recorded in connection with this acquisition along with estimated intangible assets of $1.6 million. Because this was an acquisition of stock, none of the recorded intangibles are deductible for Argentine tax purposes. The purchase price allocation associated with this transaction is shown below in U.S. dollars:

(in thousands)
Accounts receivable	$1,533
Property and equipment	717
Customer contracts	1,600
Non-compete	20
Goodwill	9,617
Other assets	70
Deferred income taxes	(567)
Liabilities assumed	(2,035)

Cash paid, net of cash acquired of $241	$10,955

With respect to the intangibles, the non-compete intangibles are being amortized on a straight-line basis over their stated terms of three years and the customer relationship intangible is being amortized over a four-year period. Our purchase price allocation was finalized during 2007.

Our intangible assets, other than goodwill, and the related accumulated amortization and net book value are as follows.

	December 31,
(in thousands)	2007	2006
Customer-related	$3,004	$3,433
Non-compete agreements	90	110

	3,094	3,543
Less: Accumulated amortization	(1,769)	(1,202)

	$1,325	$2,341

Amortization expense was $540,000, $344,000 and $341,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated amortization expense for intangible assets derived from business combinations for fiscal years 2008, 2009, 2010 and 2011 is $480,000, $445,000, $390,000, and $10,000, respectively. There is no intangible amortization forecasted beyond 2011.

Deferred financing costs represent costs we incurred in renewing our Credit Facility (see Note 8). These costs are being amortized on a straight-line basis as interest expense over the five-year term of the agreement.

Note 6:    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2007	2006
Payroll and related benefits	$13,872	$15,854
Current portion of restructuring (Note 18)	3,072	319
Telecommunications expense	918	164
Sales and VAT taxes	2,993	493
Accrued facilities	236	401
Deferred revenue	4,888	4,805
Other	733	470

	$26,712	$22,506

Note 7:    OTHER LIABILITIES

Other liabilities consist of the following:

	December 31,
(in thousands)	2007	2006
Non-current portion of restructuring (Note 18)	$1,085	$594
Non-current deferred revenue	504	1,221
Accrued facilities	1,603	1,582
Liability for unrecognized tax benefits	5,079	—
Other	—	46

	$8,271	$3,443

Note 8:    LINES OF CREDIT AND LONG-TERM DEBT

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

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. We have two borrowing options, either a “Base Rate” option, under which the interest rate is calculated using the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, plus a spread ranging from 0% to 0.75%, or a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1% to 2.25%. The amount of the spread under each borrowing option depends on our ratio of funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, interest income, income taxes, and depreciation and amortization and certain other charges). At December 31, 2007, we had no outstanding borrowings.

Exclusive of the amortization of debt issuance costs, we did not incur any interest expense related to our Credit Facility for the year ended December 31, 2007. For the years ended December 31, 2006 and 2005, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $710,000 and $2.4 million, respectively.

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a quarterly commitment fee ranging from 0.2% to 0.5% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. On December 20, 2007, we amended the Credit Facility to modify the definition of EBITDA to exclude the impact of the restructuring charges and the U.S., income tax valuation allowance recorded during 2007. As of December 31, 2007, we were in compliance with all covenants contained in the Credit Facility.

At December 31, 2007, we had $448,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. At December 31, 2007, there were no outstanding letters of credit. The amount of the unused Credit Facility at December 31, 2007 was $125.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

During 2007, our subsidiary in Argentina entered into a $700,000 short-term line of credit with a local bank for working capital needs. Any borrowings under this line of credit incur interest at an annual rate of 15%, which reflects the current market rate in Argentina. At December 31, 2007, there were no outstanding borrowings under this line of credit. Interest expense under this line of credit in 2007 was $36,000. There were no other outstanding foreign currency loans nor were there any outstanding letters of credit at December 31, 2007.

Note 9:    INCOME TAXES

The components of income (loss) before income taxes are as follows:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Domestic	$(19,355)	$(1,401)	$11,011
Foreign	12,929	20,100	5,297

	$(6,426)	$18,699	$16,308

The provision for income taxes includes federal, state and foreign taxes payable and deferred taxes related to temporary differences between the financial statements and tax bases of assets and liabilities and operating loss and tax credit carryforwards. The components of the income tax provision are as follows:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Current:
Federal	$1,097	$(636)	$1,736
State	129	(41)	66
Foreign	3,404	3,760	(1,698)

	4,630	3,083	104

Deferred:
Federal	1,595	(1,224)	3,390
State	—	6	16
Foreign	(842)	23	623

	753	(1,195)	4,029

	$5,383	$1,888	$4,133

The appropriate income tax effect of each type of temporary difference is as follows:

	December 31,
(in thousands)	2007	2006
Deferred tax assets:
Accruals and reserves not currently deductible for tax	$5,804	$4,192
Federal tax credits	2,202	2,002
Federal net operating loss carryforwards	1,954	—
State net operating loss carryforwards	5,249	3,194
Foreign net operating loss carryforwards	12,351	10,323
Fixed assets and intangible assets	1,331	—
Other	1,702	873

Total deferred tax assets	30,593	20,584
Valuation allowance	(26,248)	(14,229)

Total deferred tax assets, net of valuation allowance	4,345	6,355

Deferred tax liabilities:
Prepaid expenses	1,698	2,754
Fixed assets and intangible assets	146	1,598

Total deferred tax liabilities	1,844	4,352

Net deferred tax assets	$2,501	$2,003

We operate internationally, within various tax jurisdictions, and face examinations from the various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Our Federal income tax returns are closed to examination by the Internal Revenue Service through the tax year 2003, with the exception of transfer pricing matters, which have a longer statute of limitations. State and other income tax returns are generally subject to examination for a period of three to four years after the filing of the respective returns. The state impact of any amended Federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. We are not currently under any income tax related examinations by the Internal Revenue Service or any state tax authorities, except for the State of New York, which is conducting an audit of our returns filed for fiscal years 2003, 2004 and 2005. During the third quarter of 2007 our Canadian subsidiary was notified by the Canadian tax authorities that it will be examined for the 2003-2006 tax years. As of December 31, 2007, we have not been notified by any of the taxing authorities in whose jurisdictions we operate of any potential adjustments to any of our tax return filings.

FIN 48:

On January 1, 2007, we adopted and applied the provisions of FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation, we recognized an increase in our liability for unrecognized income tax benefits of $594,000, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. With this adjustment, the total net liability for unrecognized tax benefits related to Federal, state and foreign taxes at January 1, 2007 was approximately $1.9 million, including estimated interest and penalties of $191,000. The amount, at implementation, if subsequently recognized, that would affect the effective tax rate is approximately $1.9 million. The balance at December 31, 2007, if subsequently recognized, that would affect the effective tax rate is $2.9 million.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Gross unrecognized tax benefits at January 1, 2007	$1,733
Increases related to current year tax positions	684
Increases related to prior year tax positions	2,717
Decreases related to prior year tax positions	(89)
Settlements	—
Reductions due to the lapse of the applicable statute of limitations	(11)

Gross unrecognized tax benefits at December 31, 2007	$5,034

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This liability is included in other liabilities on our consolidated balance sheet. At December 31, 2007, we have recorded $595,000 of estimated interest and penalties, of which $404,000 was recorded during 2007.

Currently, the Company does not expect the liability for unrecognized tax benefits to change by a significant amount during the next 12 months.

Federal Net Operating Losses:

In accordance with SFAS No. 109, we evaluate our deferred income taxes on a quarterly basis to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

In the third quarter of 2007, we recorded a charge of $6.8 million related to establishing full valuation allowances against our deferred tax assets in the U.S. This charge reflected a valuation allowance recorded against our deferred tax assets as well as the reversal of income tax benefits recorded against current year losses. Through the end of the second quarter of 2007, management believed that it was more likely than not that these deferred tax assets would be recovered through future taxable income. However, based upon changes related to the downturn in the financial credit markets which had a significant impact on our clients in the financial services industry, and increased migration of client programs offshore, it was determined during the third quarter that it was more likely than not the U.S. entity will not generate sufficient taxable income to realize its deferred tax assets. Accordingly, we will continue to provide a valuation allowance against future U.S. losses until we begin generating taxable income to utilize those losses. At December 31, 2007, we have $5.7 million of U.S. net operating loss (NOL) carryforwards which have a full valuation allowance recorded against them.

State Net Operating Losses:

A portion of our deferred tax asset relates to the income tax effect of NOL carryforwards for state tax purposes. Management does not believe it is more likely than not that these assets will be realized. Accordingly, the Company has recorded a valuation allowance of $5.3 million against these assets. This valuation allowance reflects an additional amount of $2.1 million that was recorded in 2007. The state net operating loss carryforwards expire at various dates between 2008 and 2027.

Foreign Net Operating Losses:

At December 31, 2007, we have $41.1 million of NOL carryforwards for tax purposes relating to our subsidiary in Australia and our operation in the United Kingdom, which is a branch of the U.S. entity for tax purposes. The Australian NOLs are $11.9 million and do not expire under Australian tax law and can be carried forward to offset taxable income in future years. Management has evaluated the expected utilization of these carryforwards and determined that it was more likely than not that the Australian carryforwards will not be utilized. Accordingly, we have recorded a full valuation allowance of $3.6 million against these deferred tax assets. Our U.K. branch is part of our U.S. consolidated tax group. Accordingly, we have been able to utilize the NOLs generated by our U.K. branch to offset taxable income in the U.S. At December 31, 2007, the total NOLs accumulated by our U.K. branch were $29.2 million. Management has evaluated the expected utilization of these carryforwards and determined that it was more likely than not that the U.K. carryforwards will not be utilized. Accordingly, we have recorded a full valuation allowance against these deferred tax assets. Our ability to realize any of our NOLs in the future will depend upon the Company’s ability to generate profits in the various tax jurisdictions to which they apply.

Federal Tax Credits:

At December 31, 2007, we had $2.2 million of work opportunity tax credits that we earned, which are now considered tax credit carryforwards. Management expects to amend a prior year return and utilize these credits to offset taxable income or will carryforward these credits and apply them to a future taxable year. There is a full valuation allowance placed against these credits.

Also, as of December 31, 2007, we had received payments of $798,000 for federal tax credits relating to research and development efforts for the 2001 and 2002 fiscal periods. We have also filed claims for credits covering 2003 and 2005. During 2005, the Internal Revenue Service denied our claim for the credits associated with our 2000 tax year. While we plan to appeal, we have determined that any cash received from claims filed during the normal course of business should be fully reserved until the claim is either audited or the statute of limitations expires. Therefore, we have not recorded any tax benefits from these claims. These federal tax credits expire between 2022 and 2025.

There are no valuation allowances recorded for any other deferred tax assets. Although realization is not assured, Management believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the future, if estimates of future taxable income are reduced.

Foreign Subsidiaries:

At December 31, 2007, there were approximately $52 million of accumulated undistributed earnings of non-U.S. subsidiaries that are considered to be permanently reinvested. A deferred tax liability will be recognized when we are no longer able to demonstrate that we plan to permanently reinvest undistributed earnings. If such earnings were remitted to the parent company, applicable U.S. federal income and foreign withholding taxes may be partially offset by foreign tax credits and U.S. NOL carryforwards.

We have been granted various income tax holidays as an incentive to attract foreign investment by the Governments of the Philippines and Costa Rica. Generally, an income tax holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export related activities. In the Philippines, we are registered under the Philippines Economic Zone Authority (PEZA) and have been granted three separate agreements. The agreements expire in 2008, 2010 and 2012, respectively. Currently, Philippine law does allow for extensions of the PEZA tax exemptions. Therefore, we intend to apply for those extensions as our current exemptions expire. Our operation in Costa Rica is located in a Free Trade Zone, which provides exemptions from income taxes for an eight-year period, ending in October 2014. We then have a partial tax holiday for an additional four years through October 2016. We do not have any other tax holidays in the jurisdictions in which we operate. The income tax benefit attributable to the tax status of our Philippine subsidiary was approximately $3.8 million or $0.24 per diluted share in 2007 and $5.0 million or $0.33 per diluted share in 2006. The income tax benefit attributable to the tax status of our Costa Rica subsidiary was insignificant.

In 2005, we completed a reorganization of our Philippine operations. The primary purpose of the reorganization was to obtain flexibility with respect to investments in our Philippine operations. From 2003 through the time of the reorganization, the profits earned in the Philippines were considered Subpart F income and were therefore subject to U.S. income taxes. In 2005, approximately $4.7 million of profits in the Philippines was considered Subpart F income.

Tax Benefits Associated with Share-Based Awards:

In 2007 and 2006, we recorded deferred tax benefits of $625,000 and $651,000 associated with share-based compensation recognized for financial reporting purposes. However, as of December 31, 2007, these tax benefits have a full valuation allowance placed against them. Depending on the Company’s stock price at the time options are exercised or restricted stock units vest, the actual tax deduction benefit we will receive may be more or less than the carrying amount of the previously recorded deferred tax asset. An increase to the tax benefit (referred to as a windfall tax benefit) is generated when the tax deduction exceeds what we have recorded as a deferred tax asset. This incremental benefit is recorded as an increase to additional paid-in capital. Conversely, a decrease to our tax benefit (referred to as a shortfall tax benefit) is generated when the tax deduction is below what we have recorded as a deferred tax asset. This incremental expense results in additional income tax expense, unless it can be offset by accumulated windfall tax benefits recorded in APIC, in which case we would record the shortfall as a reduction of additional paid-in-capital (APIC) on the consolidated balance sheet. During 2007, we generated $145,000 of windfall tax benefits from stock option exercises and restricted stock units vests, however, because we are not recognizing benefits on deferred tax assets, the windfall tax benefits will not be recorded through equity until we generate taxable income to include them on a future tax return. During 2006, there were no shortfalls recorded as a reduction of APIC. During 2005, $272,000 of shortfalls was recorded as a reduction of APIC.

Effective Rate Reconciliation:

The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

	For the years ended December 31,
	2007	2006	2005
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	(1.3)	(0.1)	0.1
Difference between U.S. and non-U.S. rates	56.3	(26.7)	(21.9)
Change in the beginning-of-the-year valuation allowance	(24.8)	—	—
Subpart F income	(1.5)	1.3	9.7
Tax credits and other	(4.8)	(2.2)	(5.0)
Current year changes to valuation allowance	(108.4)	3.3	6.8
Increase related to prior year uncertain tax positions	(22.6)	—	—
Permanent differences	(10.7)	0.5	1.6

	(83.8)%	10.1%	25.3%

Note 10:    PROFIT SHARING PLAN

We maintain a trusteed profit sharing plan (Section 401(k)) for all qualified employees, as defined. The Company matches 50% of employee contributions, up to a maximum of 6% of the employee’s compensation; however, it may also make additional contributions to the plan based upon profit levels and other factors. No such additional contributions were made in 2007, 2006 or 2005. Employees are fully vested in their contributions, while full vesting in the Company’s contributions occurs upon death, disability, retirement or completion of five years of service. In 2007, 2006 and 2005, the Company’s contributions were $927,000, $993,000 and $811,000, respectively. The plan’s trustees are the Management of the Company.

We also maintain a Non-Qualified Deferred Compensation Plan for certain employees. This plan allows certain employees to defer a portion of their compensation on a pre-tax basis. Employees are fully vested in their deferred amounts, but withdrawals are not permitted until the plan is terminated, the employee attains age 65, or the employee terminates, becomes disabled, or dies or upon lapsing of any deferral elections made by the employee. Other withdrawals are permitted for unforeseeable emergencies only. In 2007, 2006 and 2005, the Company matched 10% of employee deferrals, up to certain limits with vesting of Company matching contributions occurring ratably over three years. The amount matched totaled $83,000, $113,000 and $39,000 in 2007, 2006 and 2005, respectively.

Note 11:    EQUITY PLANS AND SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive Management, the Board of Directors and other full-time employees.

Equity Plans:

The ICT Group, Inc. 2006 Equity Compensation Plan (the 2006 Plan) authorized up to 2,220,000 shares of common stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units (RSU), stock appreciation rights and other awards based on our common stock. The awards are established by the Compensation Committee of the Board of Directors (the Compensation Committee). As of December 31, 2007, 593,394 shares of common stock were available for issuance under the 2006 Plan.

The ICT Group, Inc. 2006 Non-Employee Directors Plan (the 2006 Directors Plan) authorized up to 250,000 shares of common stock for issuances of nonqualified stock options and RSUs to non-employee directors. As of December 31, 2007, 102,500 shares of common stock were available for issuance under the 2006 Directors Plan.

Share-Based Compensation:

The following table summarizes our share-based compensation for 2007 and 2006, by award-type:

(in thousands)	For the years ended December 31,
	2007	2006
Share-based compensation:
Stock Options	$127	$528
RSUs	1,712	1,421

Total share-based compensation	$1,839	$1,949

The deferred income tax benefit recorded related to share-based compensation expense for the year ended December 31, 2007 and 2006 was $625,000 and $651,000, respectively, although at December 31, 2007, all of our income tax benefits related to stock compensation have a valuation allowance recorded against them.

Long-Term Incentive Plan:

The ICT Group, Inc. Long-Term Incentive Plan (“LTIP”), established in 2006, provides for both a performance-based incentive and an executive retention incentive. The LTIP first establishes a performance-based incentive by requiring achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The Compensation Committee determines what portion of an award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded depends on the price of the Company’s stock at the date the performance level is determined and the award, if any, is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. For the years ended December 31, 2007 and 2006, we recognized no compensation expense pursuant to the LTIP since the minimum incentive targets, as defined by the LTIP, were not achieved. All compensation expense relating to the LTIP is based on Management’s best estimate at that time as to what financial targets will be achieved. This estimate is re-evaluated quarterly and adjusted to reflect management’s then best estimate. Performance based compensation attributable to incentive awards under the LTIP qualifies for an exemption from the $1.0 million deduction limit under section 162(m) of the Internal Revenue Code of 1986, as amended (the Code).

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

The fair value for each option grant is determined on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes valuation model requires the input of various assumptions. We have relied on observations of historical stock prices to calculate our estimate of volatility. The risk free interest rates used were U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the option as of the date of grant. The expected term of the option represents the period of time the option is expected to be outstanding and is estimated based on our historical exercise patterns. The following assumptions were used for grants made during years ended December 31, 2006 and 2005. There were no stock option grants made during 2007.

	For the years ended December 31,
	2006	2005
Expected dividend yield	0.0%	0.0%
Volatility	68%	67%
Risk free interest rate	5.12%	4.26%
Expected life	6.7 years	7.6 years

The weighted average fair value of the options granted during the years ended December 31, 2006 and 2005 was estimated at $16.25 and $7.03, respectively.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2005	1,219,213	$8.78
Granted	144,000	9.99
Exercised	(143,650)	1.45
Canceled/forfeited	(55,275)	13.55

Outstanding, December 31, 2005	1,164,288	9.61
Granted	26,000	23.22
Exercised	(591,038)	8.76
Canceled/forfeited	(5,505)	17.94

Outstanding, December 31, 2006	593,745	10.97
Granted	—	—
Exercised	(41,195)	10.55
Canceled/forfeited	(51,535)	11.04

Outstanding, December 31, 2007	501,015	$10.99	3.9 years	$1,157,643

Vested and exercisable at December 31, 2007	457,565	$10.68	3.6 years	$1,100,776

Expected to vest as of December 31, 2007	498,843	$10.98	3.9 years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all the option holders exercised their options on December 31, 2007. The intrinsic value for each stock option is measured as the difference between the closing stock price on the last trading day of the year and the exercise price.

The total aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $556,000, $11.5 million and $188,000, respectively. Cash received from the exercises during the years ended December 31, 2007, 2006 and 2005 was $435,000, $5.2 million and $209,000, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2007.

	Options Outstanding				Options Exercisable
Range of Exercise Price	Vested	Unvested	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.40 to $5.00	74,200	—	0.9	$3.73	74,200	$3.73
$5.01 to $10.00	111,750	23,950	4.9	8.85	111,750	8.69
$10.01 to $15.00	187,365	5,250	3.9	11.62	187,365	11.61
$15.01 to $20.00	74,000	6,000	4.5	16.72	74,000	16.71
$20.01 to $25.00	7,500	—	4.4	20.27	7,500	20.27
$25.01 to $27.75	2,750	8,250	8.4	27.42	2,750	27.42

$3.40 to $27.75	457,565	43,450	3.9	10.99	457,565	10.68

As of December 31, 2007, there was $215,000 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.6 years.

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

The following table summarizes the changes in non-vested RSUs that have only service conditions.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2006	—	—
Granted	161,796	$24.61
Vested	(4,180)	19.36
Canceled/forfeited	—	—

Non-vested RSUs at December 31, 2006	157,616	24.75
Granted	149,928	20.21
Vested	(31,522)	24.50
Canceled/forfeited	(7,241)	26.81

Non-vested RSUs at December 31, 2007	268,781	$22.19	$3,206,557

We recorded compensation expense of $980,000 and $835,000 for the years ended December 31, 2007 and 2006, respectively, for RSU awards with only service conditions. As of December 31, 2007, all of the above non-vested RSUs are expected to vest. As of December 31, 2007, there was $2.4 million of unrecognized compensation expense related to non-vested RSUs that is expected to be recognized over a weighted average period of 1.8 years. The total aggregate fair value of RSUs that vested and were converted to shares of common stock during the years ended December 31, 2007 and 2006 were $334,000 and $81,000, respectively.

Included in our non-vested RSU total in the above table at December 31, 2007 are 37,500 RSUs granted by the Company with only service conditions that are expected to be cash-settled upon vesting. Accordingly, compensation expense associated with these RSUs is not fixed and is marked-to-market based on the Company’s stock price at the end of each reporting period. As of December 31, 2007, $147,000 of our compensation expenses has been recognized for these RSUs, which has been recorded as a liability within accrued expenses and other current liabilities on our consolidated balance sheet.

Included in the vested number of RSUs for the year ended December 31, 2007 were 2,067 RSUs that employees surrendered to the Company for payment of the minimum tax withholding obligations. We valued these RSUs at the closing market price on the date of surrender for an aggregate value of $51,209, or $24.77 per share. Also included in the vested number of RSUs for the year ended December 31, 2007 were 12,500 RSUs that were cash-settled based on the closing market price on the vesting date of $27.53, per share.

We have also granted RSU awards with performance and time-based vesting conditions. There were 83,108 RSUs that were awarded based on the achievement of financial results in 2006, subject to a provision of future service. The grant date fair value of these awards was $24.39 per RSU. For the years ended December 31, 2007 and 2006, we have recorded compensation expense of $732,000 and $586,000 for these RSUs. Since these performance-based RSUs have graded vesting, compensation expense will be recognized over the vesting period of each tranche as if it was a separate award. As of December 31, 2007, there was $709,000 million of unrecognized compensation expense to be recognized over a weighted average period of 1.4 years, assuming all 83,108 RSUs ultimately vest.

Similarly, we had granted RSU awards with performance and time-based vesting conditions relative to the Company’s 2007 financial performance. Subject to meeting certain financial criteria, up to 100,000 RSUs could have been issued, subject to the provision of future service. We did not recognize any compensation expense in 2007 associated with these RSUs as the performance conditions were not achieved.

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

Note 13:    COMMITMENTS AND CONTINGENCIES

Leases

We lease office facilities and certain equipment under operating leases. Rent expense was $28.2 million, $24.4 million and $26.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense for 2007 included approximately $3.0 million associated with future lease obligations that were recorded as part of our corporate restructuring (Note 18). For the year ended December 31, 2007, our facilities leases represented 87% of all rent expense, with equipment leases comprising the other 13%. As of December 31, 2007, we did not have any equipment leases for which the term extends beyond 2010. As of December 31, 2007, future minimum rentals for all operating leases are as follows:

(in thousands)	Total	Facilities	Equipment
2008	$22,182	21,432	750
2009	15,510	15,300	210
2010	11,723	11,718	5
2011	10,080	10,080	—
2012	4,190	4,190	—
2013 and thereafter	14,702	14,702	—

	$78,387	$77,422	$965

Telecommunications Contracts

We enter into agreements, ranging from one to three years, with our telephone long-distance carriers, which provide for, among other things, annual minimum purchases based on volume and termination penalties. Currently, we have contractual agreements with eight different carriers. Annual minimum purchases associated with these agreements are $7.7 million, $2.1 million and $547,000 for 2008, 2009 and 2010, respectively. We currently do not have any contracts with long-distance carriers extending into 2011.

Employment Agreements

We have renewable employment agreements with twelve key executives with terms ranging from one to three years. The agreements provide for, among other things, severance payments ranging from six months to three years.

Litigation

On April 28, 2006, a broker with whom we executed an agreement in June 2001 filed a Demand for Arbitration and Statement of Claim against us with the American Arbitration Association. The Demand alleged various contract, quasi-contract and tort claims against us arising out of commissions we allegedly owed this broker pursuant to the June 2001 agreement for work we perform for one of our customers. The June 2001 agreement states that the decision of a majority of the arbitration panel shall be final and binding on the parties. Prior to the scheduled arbitration, which was scheduled for the end of May 2007, the Company agreed on a settlement with the broker for $825,000. We also incurred legal expenses totaling $217,000 related to this matter.

In 1998, William Shingleton filed a class action lawsuit against us in the Circuit Court of Berkeley County, West Virginia. The lawsuit alleged violations of the West Virginia Wage Payment and Collection Act related to employee compensation. On March 1, 2005, we announced a settlement with the plaintiffs to this litigation. Under the terms of the settlement, ICT agreed to pay $14.8 million to the plaintiff class to settle all allegations, including interest. Of the $14.8 million settlement payment that we made, $6.9 million was ultimately recovered from our insurance carriers. Our 2005 results reflect the collection of a portion of these proceeds totaling $4.2 million, partially offset by $604,000 of legal expenses that we incurred to complete the requirements set forth in the settlement. There is no contingent liability remaining for this litigation.

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

Note 14:    SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 2007, 2006 and 2005, we paid interest of $77,000, $1.1 million and $2.7 million, respectively. For the year ended December 31, 2007 we made income tax payments, net of income tax refunds of $980,000. For the years ended December 31, 2006 and 2005 we received income tax refunds, net of income tax payments of $1.7 million and $1.0 million, respectively.

Note 15:    CUSTOMER CONCENTRATION

The following table summarizes our revenue by industry. The loss of one or more of our major customers or an economic downturn in the financial services, telecommunications, and healthcare industries could have a material adverse effect on our business.

	For the years ended December 31,
	2007	2006	2005
Financial services	49%	49%	51%
Telecommunications	26%	19%	19%
Healthcare	13%	20%	13%
Other	12%	12%	17%

For each of the years ended December 31, 2007, 2006 and 2005, there were no customers which comprised more than 10% of our revenue. For the years ended December 31, 2007, 2006 and 2005, our top ten customers accounted for 49%, 48% and 48% of our total revenue, respectively.

Note 16:    OPERATING AND GEOGRAPHIC INFORMATION

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we believe that we have one reportable segment. Our services are provided through operations centers located throughout the world and include customer care management services as well as telesales, database marketing services, marketing research services, technology hosting services and data management and collection services on behalf of customers operating in our target industries. Technological advancements have allowed us to better control production output at each operations center by routing customer call lists to different centers depending on capacity. An operations center and the technology assets utilized by that operations center may reside in different geographic locations. Accordingly, many of our operations centers are not limited to performing only one of the above-mentioned services; rather, they can perform a variety of different services for different customers in different geographic markets.

The following table shows information by geographic area. For purposes of our disclosure, revenue is attributed to countries based on the location of the customer being served and property and equipment is attributed to countries based on physical location of the asset.

(in thousands)	For the years ended December 31,
	2007	2006	2005
Revenue:
United States	$321,171	$347,319	$312,963
Canada	82,993	65,965	47,245
Other foreign countries	49,457	34,628	41,126

	$453,621	$447,912	$401,334

(in thousands)	At December 31,
	2007	2006
Property and equipment, net:
United States	$28,931	$31,653
Philippines	25,680	14,044
Canada	8,239	7,651
Other foreign countries	7,808	8,319

	$70,658	$61,667

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

The foreign currency forward contracts and currency options that are used to hedge these exposures are designated as cash flow hedges. The gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income in shareholders’ equity until settlement of the contract occurs or until the hedge is de-designated. Depending on the type of hedge strategy we are using, settlement of the contract occurs in the same period that the hedged item affects earnings or occurs in the same period that hedged item is settled with cash. Gains or losses from the ineffective portion of the hedge that exceeds the cumulative change in the present value of future cash flows of the hedged item, if any, are recognized immediately in the consolidated statement of operations. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item.

We had derivative assets and liabilities related to outstanding forward exchange contracts and options maturing within 18 months, consisting of CAD and PHP with a notional value of $98.0 million and $84.6 million at December 31, 2007 and 2006, respectively. At December 31, 2007, these derivatives were classified as $6.6 million of prepaid and other current assets and $1.6 million of other assets. At December 31, 2006, these derivatives were classified as other current liabilities of $252,000. We recorded deferred tax assets of $88,000 related to these derivatives at December 31, 2006.

For the years ended December 31, 2007, 2006 and 2005, we realized gains of $3.2 million, $1.7 million and $278,000 on the derivative instruments, respectively. Gains and losses are realized as a component of selling, general and administrative costs. The outstanding derivative instruments at December 31, 2007, serve to hedge a portion of our foreign currency exposure denominated in CAD from January 2008 through September 2008 and the PHP from January 2008 through June 2009.

On a recurring basis, we enter into foreign exchange forward contracts on the Euro to reduce the effects of foreign currency fluctuations related to an intercompany note payable from our Netherlands subsidiary to a U.S. subsidiary. These gains and losses are recognized in earnings as we elected not to designate the contract as an accounting hedge. The gains and losses on this foreign exchange forward contract offset the foreign currency remeasurement gains and losses recorded on the note payable. For the year ended December 31, 2007, we recognized losses on these hedges of $1.0 million, which were offset by $1.1 million of foreign currency remeasurement gains. The fair value of this contract was a liability of $250,000 as of December 31, 2007, and is recorded as a component of accounts payable in the accompanying consolidated balance sheets. The fair value of this contract was an asset of $104,000 as of December 31, 2006, and was recorded as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Note 18:    CORPORATE RESTRUCTURING

For the year ended December 31, 2007, we recorded $7.7 million of pre-tax restructuring charges in connection with a plan to reduce our North American cost structure by closing various operating centers prior to the end of their existing lease terms. The restructuring charge included severance of $521,000, site closure costs totaling $6.0 million, which are primarily ongoing lease and other contractual obligations and the write-off of $1.1 million of leasehold improvements and certain fixed assets. At December 31, 2007, the remaining accrual associated with these charges was $3.6 million, representing primarily ongoing lease obligations and facility exit costs. As of December 31, 2007, the expiration dates of the leases associated with this restructuring range from 2008 to 2010.

The following is a rollforward of the accrual associated with our 2007 corporate restructuring:

(in thousands)	Restructuring Charge	Payments	Asset Impairment	Accrual at December 31, 2007
Lease obligations and facility exit costs	$6,009	$(2,376)	—	$3,633
Asset impairments	1,134	—	$(1,134)	—
Severance payments	521	(516)	—	5

	$7,664	$(2,892)	$(1,134)	$3,638

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

(in thousands)	Lease Obligations and Facility Exit Costs
Accrual at December 31, 2004	$1,835
Cash Payments	(551)

Accrual at December 31, 2005	1,284
Cash Payments	(371)

Accrual at December 31, 2006	913
Cash Payments	(394)

Accrual at December 31, 2007	$519

During 2007, 2006 and 2005, we did not enter into any sublease arrangements for the remaining facility associated with the 2002 restructuring. All cash payments made were related to the ongoing lease obligation. We continue to evaluate and update our estimate of the remaining liabilities. The lease associated with the remaining facility expires in 2009.

At December 31, 2007 and 2006, $1.1 million and $594,000, respectively, of the combined restructuring accrual is recorded in other liabilities in the consolidated balance sheets, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. The remaining balance is included in accrued expenses and other current liabilities in our consolidated balance sheets at December 31, 2007 and 2006, respectively.

Note 19:    QUARTERLY FINANCIAL DATA (unaudited)

(In thousands except per share data)

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
(in thousands)	2007	2006	2007	2006	2007	2006	2007	2006
Revenue	$115,177	$113,053	$112,041	$111,339	$113,897	$106,357	$112,506	$117,163
Gross margin	41,553	43,126	41,652	44,490	42,012	43,007	41,137	43,671
Operating income (loss)	375	4,120	(4,207)	4,935	80	4,936	(3,301)	4,868
Income (loss) before income taxes	494	3,496	(3,997)	4,942	221	5,177	(3,144)	5,084
Net income (loss)	410	2,762	(2,088)	3,904	(7,180)	5,043	(2,951)	5,102
Diluted earnings (loss) per share	$0.03	$0.21	$(0.13)	$0.25	$(0.45)	$0.32	$(0.19)	$0.32

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

Our business tends to be strongest in the second half of the year due to higher call volumes and improved financial results of client sales and service activity in anticipation of the holiday season, while the first quarter often reflects a slowdown relating to the cessation of that activity. As we continue to increase the percentage of revenue associated with service programs, we expect these variations to lessen. Our operating margins in the first quarter are typically lower due to higher payroll-related taxes with our workforce.

Our results in the second quarter, third quarter and fourth quarter of 2007 reflect $3.8 million, $807,000 and $3.0 million of restructuring charges recorded during those periods, respectively. Our third quarter results also reflect the impact of a valuation allowance recorded against our U.S. net operating losses. Refer to Note 9 for more information.

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

ICT GROUP, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands) Description	Balance, Beginning of Year (2)	Charged to Expense/ Provision (2)	Deductions / Reversals (1)	Balance, End of Year
Allowance for doubtful accounts:
2007	$489	$359	$(511)	$337
2006	$362	$475	$(348)	$489
2005	$439	$150	$(227)	$362
Income tax valuation allowance:
2007	$14,229	$12,019	$—	$26,248
2006	$10,548	$3,681	$—	$14,229
2005	$9,156	$1,392	$—	$10,548
(1)	Amounts listed in this column relating to the allowance for doubtful accounts reflect balances that had been fully reserved and were written off during the year.
(2)

The amounts in these columns relating to the income tax valuation allowance have been adjusted to reflect valuation allowances that have historically been recorded against net operating losses incurred by ICT Group, Inc.’s U.K. Branch.