Form 10-Q
period 2008-03-31
ICT GROUP INC
filed 2008-05-09
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

As of May 8, 2008, there were 15,880,743 outstanding shares of common stock, par value $0.01 per share, of the registrant.

ICT GROUP, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,164	$30,244
Accounts receivable, net of allowance for doubtful accounts of $325 and $337	78,941	79,823
Prepaid expenses and other current assets	15,176	17,354
Income taxes receivable	834	451
Deferred income taxes	315	312

Total current assets	125,430	128,184

PROPERTY AND EQUIPMENT, NET	69,884	70,658
DEFERRED INCOME TAXES	5,136	5,147
GOODWILL	13,067	13,074
OTHER ASSETS	7,219	8,537

	$220,736	$225,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,754	$17,779
Accrued expenses and other current liabilities	26,322	26,712
Income taxes payable	508	2,691
Deferred income taxes	1,413	1,411

Total current liabilities	50,997	48,593

OTHER LIABILITIES	8,560	8,271
DEFERRED INCOME TAXES	1,547	1,547

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 15,879 and 15,793 shares issued and outstanding	159	158
Additional paid-in capital	118,286	117,708
Retained earnings	30,961	31,974
Accumulated other comprehensive income	10,226	17,349

Total shareholders’ equity	159,632	167,189

	$220,736	$225,600

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUE	$108,700	$115,177

OPERATING EXPENSES:
Cost of services	69,652	73,624
Selling, general and administrative	40,828	41,178

	110,480	114,802

Operating income (loss)	(1,780)	375
INTEREST EXPENSE	(56)	(65)
INTEREST INCOME	178	184

Income before income taxes	(1,658)	494
INCOME TAX PROVISION (BENEFIT)	(645)	84

NET INCOME (LOSS)	$(1,013)	$410

EARNINGS PER SHARE:
Basic earnings (loss) per share	$(0.06)	$0.03

Diluted earnings (loss) per share	$(0.06)	$0.03

Shares used in computing basic earnings (loss) per share	15,844	15,745

Shares used in computing diluted earnings (loss) per share	15,844	16,060

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,013)	$410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,705	6,274
Share-based compensation	531	491
Deferred income tax expense (benefit)	49	(172)
Amortization of deferred financing costs	45	45
(Increase) decrease in:
Accounts receivable	194	(3,088)
Prepaid expenses and other current assets	(674)	463
Other assets	(748)	(22)
Increase (decrease) in:
Accounts payable	3,975	610
Accrued expenses and other liabilities	(443)	(2,705)
Income taxes payable, net	(2,588)	292

Net cash provided by operating activities	6,033	2,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,398)	(5,135)
Settlement on derivatives	(515)	—

Net cash used in investing activities	(6,913)	(5,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	207	257
Withholding of restricted share units for minimum tax obligations	(114)	—

Net cash provided by financing activities	93	257

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	707	407

NET DECREASE IN CASH AND CASH EQUIVALENTS	(80)	(1,873)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,244	32,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,164	$30,494

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

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

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. We have two borrowing options, either a “Base Rate” option, under which the interest rate is calculated using the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, plus a spread ranging from 0% to 0.75%, or a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1% to 2.25%. The amount of the spread under each borrowing option depends on our ratio of funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, interest income, income taxes, and depreciation and amortization and certain other charges). At March 31, 2008, we had no outstanding borrowings.

For the three months ended March 31, 2008 and 2007, the interest expense related to our Credit Facility was comprised of the amortization of debt issuance costs and our quarterly commitment fees.

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a quarterly commitment fee ranging from 0.2% to 0.5% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. On December 20, 2007, we amended the Credit Facility to modify the definition of EBITDA to exclude the impact of the restructuring charges and the U.S. income tax valuation allowance recorded during 2007. As of March 31, 2008, we were in compliance with all covenants contained in the Credit Facility.

At March 31, 2008, we had $404,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. At March 31, 2008, there were no outstanding letters of credit. The amount of the unused Credit Facility at March 31, 2008 was $125.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

Our subsidiary in Argentina has a $700,000 short-term line of credit with a local bank for working capital needs. Borrowings under this line of credit incur interest at an annual rate of 15%, which reflects the current market rate in Argentina. At March 31, 2008, there were no outstanding borrowings under this line of credit. There were no other outstanding foreign currency loans nor were there any outstanding letters of credit at March 31, 2008.

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

(in thousands, except per share amounts)	For the three months ended March 31,
	2008	2007
Net income (loss)	$(1,013)	$410

Basic earnings (loss) per share:
Weighted average shares outstanding	15,844	15,745

Basic earnings (loss) per share	$(0.06)	$0.03

Diluted earnings per share:
Weighted average shares outstanding	15,844	15,745
Dilutive shares resulting from common stock equivalents (1)	—	315

Shares used in computing diluted earnings (loss) per share	15,844	16,060

Diluted earnings (loss) per share	$(0.06)	$0.03

(1)	Given the Company’s loss for the three months ended March 31, 2008, Diluted EPS is the same as Basic EPS as all common stock equivalents would be antidilutive. Accordingly, the dilutive effect of 100,000 shares resulting from common stock equivalents in 2008 is not included. For the three months ended March 31, 2007, the dilutive effect of 10,000 stock options was excluded from the calculation of diluted shares as the result would be antidilutive.

Note 4: SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive management, the Board of Directors and other full-time employees. The consolidated statements of operations for the three months ended March 31, 2008 and 2007 reflects share-based compensation expense of $531,000 and $491,000, respectively. The related tax benefit recorded from share-based compensation expense for the three months ended March 31, 2008 and 2007 was $0 and $172,000, respectively. In the latter part of 2007 we placed a valuation allowance against the tax benefit recorded during the three months ended March 31, 2007. Our share-based compensation, by category, is shown below.

(in thousands)	Three Months Ended March 31,
	2008	2007
Share-based compensation:
Stock options	$10	$81
Restricted stock units (“RSUs”)	403	410
Long-term incentive plan	118	—

Total share-based compensation	$531	$491

Stock Option Awards:

Stock option awards are available under our current existing equity plans. We recognize compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period, which for these awards is the vesting period. None of the stock options granted to date have performance-based or market-based vesting conditions.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2008	501,015	$10.99
Granted	—	—
Exercised	(54,100)	3.82
Canceled/forfeited	(9,565)	12.11

Outstanding, March 31, 2008	437,350	$11.88	4.0 years	$296,730

Vested and Exercisable at March 31, 2008	405,150	$11.61	3.7 years	$289,389
Expected to Vest as of March 31, 2008	435,740	$11.85	3.9 years	$295,638

Restricted Stock Units:

In 2006, we began issuing RSUs for incentive compensation purposes. For RSU awards with a graded–vesting schedule and with only service conditions, we recognize compensation expense based on the grant–date fair value of the award on a straight-line basis over the vesting period. The fair value of an RSU is the fair value of the Company’s common stock (closing market price) on the date of grant.

To the extent an RSU award has performance conditions and graded-vesting, we treat each vesting tranche as an individual award and recognize compensation expense on a straight-line basis over the requisite service period for each tranche. The requisite service period over which we will record compensation expense is a combination of the performance period and subsequent vesting period based on continued service. The following table summarizes the changes in non-vested RSUs that have only service conditions for the three months ended March 31, 2008.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2008	268,781	$22.19
Granted	281,450	8.59
Vested	(58,281)	23.93
Canceled/Forfeited	(1,290)	16.40

Non-vested RSUs at March 31, 2008	490,660	$14.20	$4,950,759

Included in the vested number of RSUs for the three months ended March 31, 2008, were 13,715 RSUs that employees surrendered to the Company in payment of minimum tax obligations upon vesting. During the three months ended March 31, 2008, we valued the stock at the closing market price on the date of surrender for an aggregate value of approximately $114,000, or $8.31 per share.

Long-Term Incentive Plan:

The ICT Group, Inc. Long-Term Incentive Plan (“LTIP”) provides for both a performance-based incentive and an executive retention incentive. The first establishes a performance-based incentive by requiring achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The second establishes a service-based incentive whereby an RSU is awarded to the participants with time vesting conditions. The Compensation Committee determines what portion of an award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded for the performance-based incentive depends on the price of the Company’s stock at the date the performance level is determined and the award, if any, is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the performance-based LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. For the three months ended March 31, 2008, we recognized compensation expense based on Management’s best estimate at that time as to what financial targets will be achieved. For the three months ended March 31, 2007, no compensation expense was recognized since the minimum incentive targets, as defined by the LTIP, were not expected to be achieved. This estimate is re-evaluated quarterly and adjusted to reflect Management’s then best estimate.

Note 5: COMPREHENSIVE INCOME

We follow SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

(in thousands)	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(1,013)	$410
Derivative instruments, net of tax	(4,706)	307
Foreign currency translation adjustments	(2,417)	(54)

Comprehensive income (loss)	$(8,136)	$663

Note 6: OPERATING AND GEOGRAPHIC INFORMATION

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we believe that we have one reportable segment. Our services are provided through operations centers located throughout the world and include customer care/retention services as well as telesales, database marketing services, marketing research services, technology hosting services, data entry/management, collection services, and other back-office business processing services on behalf of customers operating in our target industries. Technological advancements have allowed us to better control production output at each contact center by routing customer call lists to different centers depending on capacity. A contact center and the technology assets utilized by the contact center may have different geographic locations. Accordingly, many of our contact centers are not limited to performing only one of the above-mentioned services; rather, they can perform a variety of different services for different customers in different geographic markets.

The following table shows information by geographic area. For the purposes of our disclosure, revenue is attributed to countries based on the location of the customer being served and property and equipment is attributed to countries based on physical location of the asset.

	Three Months Ended March 31,
(in thousands)	2008	2007
Revenue:
United States	$68,882	$86,754
Canada	27,355	16,697
Other foreign countries	12,463	11,726

	$108,700	$115,177

(in thousands)	March 31, 2008	December 31, 2007
Property and equipment, net:
United States	$27,485	$28,931
Philippines	$26,206	$25,680
Canada	8,689	8,239
Other foreign countries	7,504	7,808

	$69,884	$70,658

Note 7: FAIR VALUE

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, SFAS 157 establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Currently, we are applying this standard to our existing derivative contracts.

We have not applied the provisions of SFAS 157 to any certain nonrecurring, nonfinancial assets and liabilities as permitted under Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2 (“FSP FAS 157-2”), which deferred the adoption date for these items until fiscal years beginning after November 15, 2008. We are currently in the process of evaluating the inputs and techniques used in these measurements, including such items as impairment assessments of fixed assets, initial recognition of asset retirement obligations, and goodwill impairment testing.

Fair Value Hierarchy

Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety. In valuing our financial instruments, which are comprised of our derivative instruments, we use a market approach, when practicable.

The three levels of the fair value hierarchy under SFAS 157 are:

Level 1 – Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that we have the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Fair values for our derivative financial instruments, described in Note 8, are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. At March 31, 2008, all of our forward exchange contracts have been designated as Level 2 measurements in the SFAS 157 fair value hierarchy.

Level 3 – Unobservable inputs used in valuations in which there is little market activity for the asset or liability at the measurement date.

Note 8: DERIVATIVE INSTRUMENTS

We have operations in Canada, Ireland, the United Kingdom, Australia, Mexico, Argentina, Costa Rica, India and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations from local currencies to U.S. dollars affects period-to-period comparability of operating results.

Our most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. Our most significant areas of exposure have been with the Canadian and Philippines operations. In Canada, a portion of revenue is generated in U.S. dollars (USD) with the corresponding expenses generated in Canadian dollars (CAD). In the Philippines revenue is typically earned in USD, but operating costs are denominated in Philippine pesos (PHP). Over the last 12-18 months, the PHP has continued to strengthen against the USD. As we continue to increase outsourcing to the Philippines and decrease outsourcing to Canada we will experience a greater degree of foreign currency exposure related to the PHP and reduced exposure related to the CAD. We mitigate a portion of these exposures with foreign currency derivative contracts.

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

We had derivative assets and liabilities related to outstanding forward exchange contracts and options with a notional value of $111.0 million and $98.0 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, these derivatives were classified as $4.4 million of prepaid and other current assets and $404,000 of other liabilities. At December 31, 2007, these derivatives were classified as $6.6 million of prepaid and other current assets and $1.6 million of other assets.

For the three months ended March 31, 2008 and 2007, we realized pre-tax gains (losses) of $2.5 million and $(159,000) on the derivative instruments, respectively. Gains and losses are realized as a component of selling, general and administrative costs. The outstanding derivative instruments at March 31, 2008, serve to hedge a portion of our foreign currency exposure denominated in CAD from April 2008 through September 2008 and the PHP from April 2008 through December 2009.

On a recurring basis, we enter into foreign exchange forward contracts to mitigate the effects of foreign currency fluctuations related to intercompany balances with our subsidiaries. These gains and losses are recognized in earnings as we elect not to designate these contracts as accounting hedges. The gains and losses on these foreign exchange forward contracts offset the foreign currency remeasurement gains and losses recorded on the intercompany balances. For the three months ended March 31, 2008 and 2007, we recorded losses on these hedges of $515,000 and $114,000. These amounts were offset by foreign currency remeasurement gains. At March 31, 2008 the fair value of our outstanding forward contracts was a liability of $365,000, of which $101,000 was recorded as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheets and $466,000 was recorded as a component of accounts payable in the accompanying consolidated balance sheets. The fair value of our outstanding forward contracts was a liability of $250,000 as of December 31, 2007, and was recorded as a component of accounts payable in the accompanying consolidated balance sheets.

Note 9: INCOME TAXES

Provision for Income Taxes

We calculate our provision for income taxes during interim periods in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” Our effective tax rates vary from period to period as separate calculations are performed for those countries where our operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. The income tax benefit of $645,000 recorded for the three-month period ended March 31, 2008 reflects income tax benefits related to those countries where we expect to be profitable, and ongoing assessments related to the recognition and measurement of unrecognized tax benefits.

The need to maintain valuation allowances against deferred tax assets in the U.S., Australia and Argentina will continue to cause variability in our quarterly and annual effective tax rates. Valuation allowances against deferred tax assets in these locations will be maintained until sufficient positive evidence exists to reduce or eliminate them.

Unrecognized Tax Benefits

We are subject to income taxes in the U.S. and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. Our gross unrecognized tax benefit at March 31, 2008 was approximately $4.8 million.

During the three months ended March 31, 2008, we reduced our gross unrecognized tax benefits by $275,000 as a result of an expiring statute of limitation associated with certain tax credits received by the Company. As of March 31, 2008 we do not expect the liability for unrecognized tax benefits to change significantly during the next 12 months. It is possible, however, that the amount of the our unrecognized tax benefits may change within the next 12 months as a result of routine audits or of changes in judgment as new information becomes available related to our tax return positions. An estimate of the range of reasonably possible outcomes cannot be made at this time.

We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2008, we have recorded $607,000 of estimated interest and penalties.

Note 10: CORPORATE RESTRUCTURING

The following is a rollforward of the accrual associated with our 2007 corporate restructuring:

(in thousands)	Accrual at December 31, 2007	Cash Payments	Accrual at March 31, 2008
Lease obligations and facility exit costs	$3,633	$(696)	$2,937
Severance	$5	$(5)	$—

	$3,638	$(701)	$2,937

During the three months ended March 31, 2008, we did not enter into any sublease arrangements. All cash payments made were related to the ongoing lease obligations.

The following is a rollforward of the accrual associated with our 2002 corporate restructuring:

(in thousands)	Accrual at December 31, 2007	Cash Payments	Accrual at March 31, 2008
Lease obligations and facility exit costs	$519	$(46)	$473

During the three months ended March 31, 2008, we did not enter into any sublease arrangements. All cash payments made were related to the ongoing lease obligations.

We continue to evaluate and update our estimate of the remaining liabilities. At March 31, 2008 and December 31, 2007, $796,000 and $1.1 million, respectively, of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. The remaining balance is included in accrued expenses and other current liabilities in our consolidated balance sheet at March 31, 2008 and December 31, 2007.

Note 11: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R) which modifies the accounting for mergers and acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations which are consummated after January 1, 2009. We are currently evaluating the future impacts and disclosures of this standard.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 will be effective as of January 1, 2009. Because SFAS No. 161 provides only disclosure requirements, the adoption of this standard will not have an impact on our results of operations, cash flows or financial position.

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

We provide our services through operations centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, the Philippines, Costa Rica, India and Argentina. As of March 31, 2008, we had 43 operating centers from which we support clients primarily in the financial services, healthcare, telecommunications, information technology, business and consumer services, Government and energy services sectors.

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

Results for the three months ended March 31, 2008 reflect the following:

•	Decreased revenue, which dropped 6% compared to the three months ended March 31, 2007.

•	Services and Sales revenue declined by 5% and 7%, respectively, compared to the comparable prior year period.

•	Decline was rate-driven through our continued offshoring of U.S. client work as well as volume driven.

•	Our income tax benefit includes approximately $275,000 that we recognized due to an expiring statute for tax credits that we received in 2006.

•	Our Philippines operations handled approximately 41% of total production for the first quarter of 2008 as compared to 27% of total production for the first quarter of 2007.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These generally accepted accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

During the three months ended March 31, 2008, we did not make any material changes to our critical accounting policies. For additional discussion of our critical accounting policies, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007:

(dollars in thousands)	Three months ended March 31,		% change
	2008	2007
Revenue:	$108,700	$115,177	-5.6%
Services	82,977	87,481	-5.1%
Sales	25,723	27,696	-7.1%
Average Number of Workstations	13,767	12,822

Our revenue during the first quarter declined as compared to the first quarter in the prior year. This was due to the continuing trend of migrating U.S. production to lower priced, offshore facilities and a reduction in telesales call volumes for certain financial services clients. We believe that the decline in revenue from our financial services clients was brought about by the financial credit crisis that occurred in 2007 and has continued into 2008.

In the 2008 first quarter, 60% of U.S. production was executed at our lower priced offshore facilities compared to 40% in last year’s first quarter and 58% in the fourth quarter in 2007. Over 95% of the U.S. production that was moved offshore was performed in the Philippines.

Services revenue totaled $83.0 million, 5% below last year’s first quarter levels, and accounted for 76% of total revenue for the 2008 first quarter. Two-thirds of Services revenue was derived from domestic clients with the remaining one-third coming from international clients. Included in Services revenue was revenue generated from our higher margin marketing, technology and BPO services, which totaled $12.3 million, up 22% on a year-over-year basis. Sales revenue, which totaled $25.7 million, declined 7% from last year’s first quarter and represented 24% of first quarter 2008 total revenue. Domestic clients and international clients each accounted for about half of sales revenue.

Total annualized revenue per average workstation for the three months ended March 31, 2008 decreased by 12% to $31,584 from $35,931 for the three months ended March 31, 2007, primarily as a result of the increased volume of work performed at lower cost facilities in the Philippines and Latin America.

As we continue to perform work for our customers in near-shore and offshore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. The changes in foreign exchange rates during the three months ended March 31, 2008 as compared to the foreign exchange rates during the comparable prior year period had a positive impact of $4.2 million on total revenue. The impact was primarily due to changes in the Canadian dollar, the Euro and the British pound sterling.

(dollars in thousands)	Three months ended March 31,		% change
	2008	2007
Cost of Services:	$69,652	$73,624	-5.4%
Labor costs	52,291	55,597	-5.9%
Telecom costs	5,025	5,724	-12.2%
Other direct costs	12,336	12,303	0.3%
Total Cost of Services as a Percentage of Revenue	64.1%	63.9%
Production Hours (in thousands)	4,813	5,295

Our cost of services consists primarily of direct labor costs associated with our customer service representatives (CSRs) and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance costs, other billable labor costs and support services costs.

For the three months ended March 31, 2008, the decline in our cost of services over the first quarter of 2007 was driven by a combination of decreased production hours and the increased volume of offshore labor costs as compared to the prior year period. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour for the three months ended March 31, 2008 was $10.44, compared to $10.50 for the three months ended March 31, 2007. This decrease reflects an overall decrease in wage rates of approximately 6% due to the volume of services performed in lower wage contact centers in the Philippines and Latin America, offset by the impact of foreign currency exchange rates, which increased labor costs by 9%. Over 40% of our production during the first quarter of 2008 occurred in the Philippines. Also impacting labor costs in the prior year was a temporary increase in client demand that was not anticipated and required us to hire additional staff at high labor rates, which increased our labor costs. The decrease in telecom costs for the three months ended March 31, 2008 was primarily rate-driven as our telephony cost per production hour actually decreased by 8% from the prior year period.

Other direct costs include billable third party labor costs and our internal quality assurance costs. These costs comprise the most significant individual groups of costs within other costs of services. They totaled $6.3 million for each of the three month periods ended March 31, 2008 and 2007.

As we continue to perform work for our customers in near-shore and offshore locations, our cost of services will be impacted by fluctuations in foreign currency exchange rates. The changes in foreign exchange rates during the three months ended March 31, 2008 as compared to the foreign exchange rates during the comparable prior year period had the effect of increasing our total cost of services by $5.7 million. The impact was primarily due to changes in the Philippine peso, Canadian dollar, the Euro and the British pound sterling.

(dollars in thousands)	Three months ended March 31,		% change
	2008	2007
Selling, General and Administrative Expenses:	$40,828	$41,178	-0.8%
Salaries, benefits and other personnel-related costs	18,278	17,056	7.2%
Facilities and equipment costs	15,246	14,028	8.7%
Depreciation and amortization	6,705	6,274	6.9%
Other SG&A costs	599	3,820	-84.3%
Total SG&A as a Percentage of Revenue	37.6%	35.8%

Selling, general and administrative (“SG&A”) expenses primarily are comprised of salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization costs. Other SG&A costs includes our expenses relating to the various forms of business-related insurance we maintain, the expenses we incur for third party service providers including our independent accountants, outside legal counsel, and payroll processing provider, as well as any gains or losses on our hedging instruments.

Our salaries, benefits and other personnel-related costs increased due to expanded levels of management staff necessary as we continue to expand offshore. These costs also reflect $531,000 and $491,000 of share-based compensation costs for the three month periods ended March 31, 2008 and 2007, respectively. Our facilities costs consist primarily of rental fees, which increased in both periods because of our expansion over the past year, primarily in the Philippines where our facilities costs increased $1.8 million year-over-year.

As we continue to expand our operations outside of the United States, our SG&A expenses will be impacted by fluctuations in foreign currency exchange rates. Approximately 51% and 39% of our SG&A expenses for the three months ended March 31, 2008 and 2007, respectively, were incurred in foreign locations. The changes in foreign exchange rates during the three months ended March 31, 2008 as compared to the foreign exchange rates during the comparable prior year period had the effect of increasing our SG&A costs by $2.5 million. The impact was primarily due to changes in the Philippine peso, Canadian dollar, the Euro, and the British pound sterling. Also included in our Other SG&A costs was $2.5 million of hedging income, which serves to offset a portion of our foreign exchange exposures, and is a significant factor for the decrease in Other SG&A costs. Other SG&A costs for the three months ended March 31, 2007 reflected realized losses on our hedging instruments of $159,000.

As a percentage of revenue, our SG&A expenses increased for three months ended March 31, 2008 as compared to the same period in the prior year, primarily as a result of our domestic cost base, which includes management staff necessary to serve our U.S.-based clients, although the revenue earned by these clients continues to migrate to offshore locations.

(dollars in thousands)	Three months ended March 31,		% change
	2007	2006
Income Tax Provision (Benefit):	$(645)	$84	-867.9%

For the first quarter of 2008, our effective income tax rate was 39% compared to 17% in the first quarter of 2007. Our effective income tax rate represents our current estimate of income taxes for the fiscal year, as limited by our ability to recognize income tax benefits during quarterly periods in the tax jurisdictions for which we are expecting operating losses. Included in our tax benefit was $275,000 that we recognized due to an expiring statute for tax credits that we received in 2006. Based on quarterly changes in our estimated income or loss in each tax jurisdiction, particularly in jurisdictions where we have tax holidays, our effective tax rate can fluctuate from period to period and experience more volatility than in recent years. Our effective income tax rate will also be impacted by our ability to realize the tax benefit of any deferred tax assets recorded.

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

Our business tends to be strongest in the fourth quarter due to the high level of client sales and service activity for the holiday season, while the first quarter often reflects a slowdown relating to the cessation of that activity as well as an increase in training costs for new programs. During the first quarter of 2008, 76% of our revenue was being generated from service programs, which generally have less seasonality than sales programs. Typically, we experience higher call volumes and improved financial results during the second half of our fiscal year as compared to the first half.

Liquidity and Capital Resources

At March 31, 2008, we had $30.2 million of cash and cash equivalents compared to $30.2 million at December 31, 2007. We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility to the extent we have outstanding borrowings, costs of operations and business combinations.

Cash From Operations

Cash provided by operations for the three months ended March 31, 2008 was $6.0 million, compared to cash provided by operations of $2.6 million for the three months ended March 31, 2007.

Cash provided by operations for the three months ended March 31, 2008 was generated by net losses of $1.0 million, offset by non-cash adjustments of $7.3 million, primarily depreciation and amortization. Net working capital changes and changes in non-current assets and liabilities decreased cash flow from operations by $280,000, largely driven by the increase in our accounts payable of $4.0 million, offset by decreases in accrued expenses and income taxes.

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

Credit Facility

For the three months ended March 31, 2008 and 2007, respectively, we had no borrowings under the Credit Facility. Our Credit Facility is a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. As of March 31, 2008, we were in compliance with all of the covenants contained in the Credit Facility.

Equity Transactions

During the three months ended March 31, 2008 and 2007, we received $207,000 and $257,000, respectively, in proceeds from the exercise of employee stock options. Also, during the three months ended March 31, 2008, we paid $114,000 to satisfy the minimum tax withholding obligations for the vesting of RSUs for which we withheld the issuance of shares.

Capital Expenditures

For the three months ended March 31, 2008, we spent $6.4 million on capital expenditures as compared to $5.1 million for the three months ended March 31, 2007. A portion of our capital expenditures is reflected in our workstation growth. There were 13,823 workstations in operation at March 31, 2008, compared to 13,710 workstations in operation at December 31, 2007 and 12,925 at March 31, 2007.

During the three months ended March 31, 2008, we added a net total of 113 workstations. This included 313 workstations added to various operations centers both domestically and abroad. These additions were partially offset by the elimination of 200 seats that were located in a North American facility that we vacated in the first quarter after the expiration of our lease. We spent approximately $5.5 million on workstation expansion during the first quarter of 2008. The remainder of our capital expenditures related primarily to upgrades of information technology and software purchases.

During the three months ended March 31, 2007, we added a net total of 206 workstations. This included 406 workstations added to various operations centers both domestically and abroad. These additions were partially offset by the elimination of 200 seats that were located in one of our domestic facilities. We spent approximately $4.0 million on workstation expansion during the first quarter of 2007. The remainder of our capital expenditures related primarily to upgrades of information technology and software purchases.

We expect our operations to continue to require significant capital expenditures to support the growth of our business. Historically, equipment purchases have been financed through cash generated from operations, the Credit Facility, our ability to acquire equipment through operating leases, and through capital lease obligations with various equipment vendors and lending institutions. We believe that our cash equivalents, the cash flow generated from operations, the ability to acquire equipment through operating leases, and funds available under our Credit Facility will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months.

Commitments and Obligations

As of March 31, 2008, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from operations. We would also consider accessing capital markets to meet our needs however, we can give no assurances that this type of financing would be available in the future. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related to our Credit Facility as well as investments in short-term, interest-bearing securities such as money market accounts. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Interest earned on our cash balances is based on current market rates. Accordingly, a 1.0% change (100 basis points) in these rates would have resulted in net interest income and expense changing by approximately $60,000 and $64,000 for the three months ended March 31, 2008 and 2007, respectively. Interest expense for the three months ended March 31, 2008 and 2007, consists primarily of amortization of debt issuance costs associated with our Credit Facility. The interest rates in effect for the Credit Facility at any point in time approximate market rates; thus, the fair value of any outstanding borrowings approximates its reported value. In the past, Management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider using these instruments to manage the impact of changes in interest rates based on Management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

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

As our offshore production continues to increase, so does our exposure to the effects of changes in foreign currency rates. As described in Management’s Discussion and Analysis, had the foreign currency exchange rates for the first quarter of 2007 been in effect for the for the first quarter of 2008, the impact on our operating results in the first quarter of 2008 would have been as follows: revenue would have decreased by $4.2 million; cost of services would have decreased by $5.7 million; and SG&A costs would have decreased by $2.5 million. Combined, these effects would have resulted in an increase of $4.0 million in our pre-tax income, before the effects of hedging transactions. Had the currency exchange rates for the first quarter of 2007 been in effect for the first quarter of 2008, we would not have received the $2.5 million of hedging gains; thus, after giving consideration to our hedging transactions, our pre-tax income would have increased by approximately $1.5 million.

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $1.3 million and $1.2 million on our pre-tax income for the three months ended March 31, 2008 and 2007, respectively.

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

ICT GROUP, INC.

Date: May 9, 2008	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President, Corporate Finance, Chief Financial Officer and Assistant Secretary