Form 10-Q
period 2008-06-30
ICT GROUP INC
filed 2008-08-07
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

As of August 4, 2008, there were 15,902,208 outstanding shares of common stock, par value $0.01 per share, of the registrant.

ICT GROUP, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,053	$30,244
Accounts receivable, net of allowance for doubtful accounts of $298 and $337	90,432	79,823
Prepaid expenses and other current assets	11,213	17,354
Income taxes receivable	1,527	451
Deferred income taxes	322	312

Total current assets	125,547	128,184

PROPERTY AND EQUIPMENT, NET	67,539	70,658
DEFERRED INCOME TAXES	5,174	5,147
GOODWILL	13,529	13,074
OTHER ASSETS	7,010	8,537

	$218,799	$225,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$7,000	$—
Accounts payable	20,683	17,779
Accrued expenses and other current liabilities	26,334	26,712
Income taxes payable	953	2,691
Deferred income taxes	1,416	1,411

Total current liabilities	56,386	48,593

OTHER LIABILITIES	9,504	8,271
DEFERRED INCOME TAXES	1,571	1,547

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 15,894 and 15,793 shares issued and outstanding	159	158
Additional paid-in capital	118,834	117,708
Retained earnings	30,606	31,974
Accumulated other comprehensive income	1,739	17,349

Total shareholders’ equity	151,338	167,189

	$218,799	$225,600

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE	$109,569	$112,041	$218,269	$227,218

OPERATING EXPENSES:
Cost of services	68,113	70,389	137,765	144,013
Selling, general and administrative	42,210	40,978	83,038	82,156
Restructuring charge	—	3,839	—	3,839
Litigation costs	—	1,042	—	1,042

	110,323	116,248	220,803	231,050

Operating loss	(754)	(4,207)	(2,534)	(3,832)
INTEREST EXPENSE	(60)	(64)	(116)	(129)
INTEREST INCOME	127	274	305	458

Loss before income taxes	(687)	(3,997)	(2,345)	(3,503)
INCOME TAX BENEFIT	(332)	(1,909)	(977)	(1,825)

NET LOSS	$(355)	$(2,088)	$(1,368)	$(1,678)

LOSS PER SHARE:
Basic loss per share	$(0.02)	$(0.13)	$(0.09)	$(0.11)

Diluted loss per share	$(0.02)	$(0.13)	$(0.09)	$(0.11)

Shares used in computing basic loss per share	15,887	15,770	15,865	15,758

Shares used in computing diluted loss per share	15,887	15,770	15,865	15,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,368)	$(1,678)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,430	12,806
Share-based compensation	1,058	846
Deferred income tax (benefit) provision	49	(3,336)
Amortization of deferred financing costs	90	90
Asset impairment	—	590
(Increase) decrease in:
Accounts receivable	(10,783)	3,854
Prepaid expenses and other current assets	(1,756)	(2,278)
Other assets	(745)	(588)
Increase (decrease) in:
Accounts payable	1,919	(2,394)
Accrued expenses and other liabilities	(1,743)	897
Income taxes payable, net	(3,134)	2,092

Net cash (used in) provided by operating activities	(2,983)	10,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,116)	(15,877)
Proceeds from sale of property and equipment	—	41
Settlement on derivatives	(575)	—

Net cash used in investing activities	(12,691)	(15,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	7,000	150
Proceeds from exercise of stock options	219	323
Withholding of restricted share units for minimum tax obligations	(119)	(43)

Net cash provided by financing activities	7,100	430

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	383	1,730

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,191)	(2,775)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,244	32,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,053	$29,592

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

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

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. We have two borrowing options, either a “Base Rate” option, under which the interest rate is calculated using the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, plus a spread ranging from 0% to 0.75%, or a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1% to 2.25%. The amount of the spread under each borrowing option depends on our ratio of funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, interest income, income taxes, and depreciation and amortization and certain other charges). At June 30, 2008, we had $7.0 million of outstanding borrowings, which was subsequently repaid in July 2008.

For both the three and six months ended June 30, 2008 and 2007, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $12,000 and $0, respectively.

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a quarterly commitment fee ranging from 0.2% to 0.5% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. As of June 30, 2008, we were in compliance with all covenants contained in the Credit Facility.

At June 30, 2008, we had $359,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of the unused Credit Facility at June 30, 2008 was $118.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

Our subsidiary in Argentina has a $700,000 short-term line of credit with a local bank for working capital needs. Any borrowings under this line of credit incur interest at an annual rate of 15%, which reflects the current market rate in Argentina. At June 30, 2008, there were no outstanding borrowings under this line of credit. There were no other outstanding foreign currency loans nor were there any outstanding letters of credit.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Net loss	$(355)	$(2,088)	$(1,368)	$(1,678)

Basic loss per share:
Weighted average shares outstanding	15,887	15,770	15,865	15,758

Basic loss per share	$(0.02)	$(0.13)	$(0.09)	$(0.11)

Diluted loss per share:
Weighted average shares outstanding	15,887	15,770	15,865	15,758
Dilutive shares resulting from common stock equivalents (1)	—	—	—	—

Shares used in computing diluted loss per share	15,887	15,770	15,865	15,758

Diluted loss per share	$(0.02)	$(0.13)	$(0.09)	$(0.11)

(1)	Given the Company’s net loss for the three and six months ended June 30, 2008 and 2007, all common stock equivalents were excluded from the calculation of diluted shares as the result would be antidilutive. Accordingly, the dilutive effect of options to purchase 283,000 shares of common stock and 505,000 restricted stock units, were not included in the computation of Diluted EPS for both the three and six months ended June 30, 2008. The dilutive effect of options to purchase 512,000 and 541,000 shares of common stock and 149,000 and 179,000 restricted stock units, were not included in the computation of Diluted EPS for the three and six months ended June 30, 2007, respectively.

Note 4: SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive management, the Board of Directors and other full-time employees. The consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 reflects share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Share-based compensation:
Stock options	$27	$(65)	$37	$16
Restricted stock units (“RSUs”)	376	420	779	830
Long-term incentive plan	124	—	242	—

Total share-based compensation	$527	$355	$1,058	$846

For the three and six months ended June 30, 2008, we did not record any tax benefits associated with share-based compensation. The related tax benefit recorded from share-based compensation expense for the three and six months ended June 30, 2007 was $125,000 and $297,000, respectively. In the latter part of 2007 we placed a valuation allowance against any tax benefits recorded through June 30, 2007.

Stock Option Awards:

Stock option awards are available under our current existing equity plans. We recognize compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period, which for these awards is the vesting period. None of the stock options granted to date have performance-based or market-based vesting conditions.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2008	501,015	$10.99
Granted	—	—
Exercised	(56,100)	3.91
Canceled/forfeited	(14,930)	12.96

Outstanding, June 30, 2008	429,985	$11.88	3.7 years	$115,430

Vested and Exercisable at June 30, 2008	402,285	$11.72	3.5 years	$114,975
Expected to Vest as of June 30, 2008	428,600	$11.87	3.7 years	$115,058

Restricted Stock Units:

We issue RSUs for incentive compensation purposes. For RSU awards with a graded–vesting schedule and with only service conditions, we recognize compensation expense based on the grant–date fair value of the award on a straight-line basis over the vesting period. The fair value of an RSU is the fair value of the Company’s common stock (closing market price) on the date of grant.

To the extent an RSU award has performance conditions and graded vesting, we treat each vesting tranche as an individual award and recognize compensation expense on a straight-line basis over the requisite service period for each tranche. The requisite service period over which we will record compensation expense is a combination of the performance period and subsequent vesting period based on continued service. The following table summarizes the changes for the six months ended June 30, 2008 in non-vested RSUs that have only service conditions.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2008	268,781	$22.19
Granted	325,630	8.80
Vested	(72,206)	23.66
Canceled/Forfeited	(3,290)	12.19

Non-vested RSUs at June 30, 2008	518,915	$13.65	$4,255,103

Included in the vested number of RSUs for the six months ended June 30, 2008 were 14,135 RSUs that employees surrendered to the Company for payment of the minimum tax withholding obligations. During the six months ended June 30, 2008, we valued the stock at the closing market price on the date of surrender for an aggregate value of $118,600, or $8.39 per share. Also included in the vested number of RSUs for the six months ended June 30, 2008 were 12,500 RSUs that were cash-settled based on the closing market price on the vesting date of $8.25 per share.

Long-Term Incentive Plan:

The ICT Group, Inc. Long-Term Incentive Plan (“LTIP”) provides for both a performance-based incentive and an executive retention incentive. The first establishes a performance-based incentive by requiring achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The second establishes a service-based incentive whereby an RSU is awarded to the participants with time vesting conditions. The Compensation Committee determines what portion of an award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded for the performance-based incentive depends on the price of the Company’s stock at the date the performance level is determined and the award, if any, is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the performance-based LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. For the six months ended June 30, 2008, no compensation expense was recognized for the performance portion of the LTIP since the minimum incentive targets, as defined by the LTIP, were not expected to be achieved. This estimate is re-evaluated quarterly and adjusted to reflect Management’s then best estimate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(355)	$(2,088)	$(1,368)	$(1,678)
Derivative instruments, net of tax	(6,703)	1,063	(11,409)	1,370
Foreign currency translation adjustments	(1,784)	3,187	(4,201)	3,133

Comprehensive income (loss)	$(8,842)	$2,162	$(16,978)	$2,825

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Revenue:
United States	$67,664	$80,159	$136,546	$166,913
Canada	27,195	$20,011	54,550	36,708
Other foreign countries	14,710	$11,871	27,173	23,597

	$109,569	$112,041	$218,269	$227,218

(in thousands)	June 30, 2008	December 31, 2007
Property and equipment, net:
United States	$27,057	$28,931
Philippines	24,623	25,680
Canada	8,430	8,239
Other foreign countries	7,429	7,808

	$67,539	$70,658

Note 8: FAIR VALUE

We adopted the provisions SFAS No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, SFAS 157 establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Currently, we are applying this standard to our existing derivative contracts.

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

Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Fair values for our derivative financial instruments, described in Note 9, are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. At June 30, 2008, all of our forward exchange contracts have been designated as Level 2 measurements in the SFAS 157 fair value hierarchy.

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

Our most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. Our most significant areas of exposure have been with the Philippine operations. In Canada, a portion of revenue is generated in U.S. dollars (USD) with the corresponding expenses generated in Canadian dollars (CAD). In the Philippines revenue is typically earned in USD, but operating costs are denominated in Philippine pesos (PHP). As we continue to increase outsourcing to the Philippines and decrease outsourcing to Canada we will experience a greater degree of foreign currency exposure related to the PHP and reduced exposure related to the CAD. We mitigate a portion of these exposures with foreign currency derivative contracts.

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

At June 30, 2008 and December 31, 2007, we had derivative assets and liabilities related to outstanding forward exchange contracts and options with a notional value of $94.7 million and $98.0 million, respectively. At June 30, 2008, these derivatives were classified as $70,000 of prepaid and other current assets, $1.3 million of accrued expenses and other current liabilities and $1.9 million of other liabilities. At December 31, 2007, these derivatives were classified as $6.6 million of prepaid and other current assets and $1.6 million of other assets.

For the three months ended June 30, 2008 and 2007, we realized pre-tax gains of $1.0 million and $589,000 on the derivative instruments, respectively. For the six months ended June 30, 2008 and 2007, we realized pre-tax gains of $3.5 million and $430,000, respectively. Gains and losses are realized as a component of selling, general and administrative costs. The outstanding derivative instruments at June 30, 2008, serve to hedge a portion of our foreign currency exposure denominated in CAD from July 2008 through September 2008 and the PHP from July 2008 through February 2010.

On a recurring basis, we enter into foreign exchange forward contracts to mitigate the effects of foreign currency fluctuations related to intercompany balances with our subsidiaries. These gains and losses are recognized in earnings as we elect not to designate these contracts as accounting hedges. The gains and losses on these foreign exchange forward contracts offset the foreign currency remeasurement gains and losses recorded on the intercompany balances. For the three months ended June 30, 2008 and 2007, we recorded losses on these hedges of $236,000 and $117,000, respectively. For the six months ended June 30, 2008 and 2007, we recorded losses on these hedges of $751,000 and $231,000, respectively. These amounts were largely offset by foreign currency remeasurement gains. At June 30, 2008 the fair value of our outstanding forward contracts was a liability of $388,000, which was recorded as a component of accounts payable in the accompanying consolidated balance sheets. The fair value of our outstanding forward contracts was a liability of $250,000 as of December 31, 2007 and was recorded as a component of accounts payable in the accompanying consolidated balance sheets.

Note 10: INCOME TAXES

Provision for Income Taxes

We calculate our provision for income taxes during interim periods in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” Our effective tax rate varies from period to period as separate calculations are performed for those countries where our operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. The income tax benefit of $332,000 and $977,000 recorded for the three and six-month periods ended June 30, 2008 reflects income tax benefits related to those countries where we expect to be profitable, and ongoing assessments related to the recognition and measurement of unrecognized tax benefits.

The need to maintain valuation allowances against deferred tax assets in the U.S., Australia and Argentina will continue to cause variability in our quarterly and annual effective tax rates. Valuation allowances against deferred tax assets in these locations will be maintained until sufficient positive evidence exists to reduce or eliminate them.

Unrecognized Tax Benefits

We are subject to income taxes in the U.S. and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. Our gross unrecognized tax benefit at June 30, 2008 was approximately $4.9 million.

During the six months ended June 30, 2008, we reduced our gross unrecognized tax benefits by $275,000 as a result of an expiring statute of limitation associated with certain tax credits received by the Company. As of June 30, 2008 we do not expect the liability for unrecognized tax benefits to change significantly during the next 12 months. It is possible, however, that the amount of the our unrecognized tax benefits may change within the next 12 months as a result of routine audits or of changes in judgment as new information becomes available related to our tax return positions. An estimate of the range of reasonably possible outcomes cannot be made at this time.

We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2008, we have recorded $597,000 of estimated interest and penalties.

Note 11: CORPORATE RESTRUCTURING

The following is a rollforward of our corporate restructuring accrual:

(in thousands)	Accrual at December 31, 2007	Cash Payments	Accrual at June 30, 2008
Lease obligations and facility exit costs	$4,152	$(2,026)	$2,126
Severance	5	(5)	—

	$4,157	$(2,031)	$2,126

We continue to evaluate and update our estimate of the remaining liabilities. All cash payments made were related to the ongoing lease obligations. At June 30, 2008 and December 31, 2007, $260,000 and $1.1 million, respectively, of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. The remaining balance is included in accrued expenses and other current liabilities in our consolidated balance sheet at June 30, 2008 and December 31, 2007.

Note 12: CUSTOMER CONCENTRATION AND CREDIT RISK

The following table summarizes our revenue by industry. The loss of one or more of our major customers or an economic downturn in the financial services, telecommunications, and healthcare industries could have a material adverse effect on our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Financial services	50%	49%	48%	49%
Telecommunications	28%	25%	28%	25%
Healthcare	11%	13%	12%	14%
Other	11%	13%	12%	12%

For both the three and six months ended June 30, 2008, we had one customer who comprised more than 10% of our revenue. No customers exceeded 10% of our revenue for the three and six months ended June 30, 2007. For both the three and six months ended June 30, 2008 our top ten customers accounted for 44% of our total revenue, respectively. For both the three and six months ended June 30, 2007 our top ten customers accounted for 50% of our total revenue, respectively. Timely collection of our accounts receivable is dependent upon the financial condition of our customers. We continually evaluate the financial condition of our customers and generally do not require collateral. Although we are an international business, much of our customer base is located in North America and not necessarily in the offshore locations where we operate. We believe our allowance for doubtful accounts reflects the collectibility of our receivables, taking into account current market conditions in the various verticals in which we operate. Although our accounts receivable remains sensitive to the current economic conditions, particularly in the financial services industry, we believe that we have adequately addressed credit risk as of June 30, 2008. If we determine that risk of non-payment with any of our customers increases in the future, we would take appropriate actions to mitigate that risk.

Note 13: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) which modifies the accounting for mergers and acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations which are consummated after January 1, 2009. We are currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 is effective beginning January 1, 2009. We are currently evaluating the future impacts and disclosures of this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 will be effective as of January 1, 2009. Because SFAS No. 161 provides only disclosure requirements, the adoption of this standard will not have an impact on our results of operations, cash flows or financial position.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of an identified intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 provides guidance for determining the useful life of recognized intangible assets acquired in our fiscal year beginning January 1, 2009. The expanded disclosures are effective for all recognized intangible assets in our 2009 consolidated financial statements. We are currently evaluating the future impacts and disclosures of this standard.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global provider of outsourced customer management and business process outsourcing solutions. Our comprehensive, balanced mix of sales, service, marketing and technology solutions includes:

•	Customer Care Services (including customer care/retention and technical support);

•	Telesales; and

•

Marketing, Technology and Business Process Outsourcing (BPO) Solutions (including market research, database marketing, data entry/management, e-mail response management, remittance processing and other back-office business processing services).

We provide our services through operations centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, the Philippines, Costa Rica, India and Argentina. As of June 30, 2008, we had 43 operating centers from which we support clients primarily in the financial services, healthcare, telecommunications, information technology, business and consumer services, Government and energy services sectors.

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

We believe that we were one of the first fully automated outsourced customer management services companies, and that we were among the first such companies to implement predictive dialing technology for telemarketing and market research, provide collaborative Web browsing services and utilize VoIP capabilities. Through our global implementation of VoIP, we have established a redundant voice and data network infrastructure that can seamlessly route inbound and outbound voice traffic to our centers worldwide. We do not provide telecommunications or VoIP services to the general public.

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

Results for the three and six months ended June 30, 2008 reflect the following:

•	Decreased revenue, which dropped 2% and 4%, respectively, compared to the three and six months ended June 30, 2007.

•

Services revenue increased by 2% for the three months ended June 30, 2008, although it declined by 2% for the six months ended June 30, 2008, as compared to the comparable prior year periods. Sales revenue declined in both the three month and six month periods ended June 30, 2008 by 16% and 11%, respectively, compared to the comparable prior year periods.

•

The revenue decline was primarily due to lower calling volumes, partially offset by changes in revenue rates. Production hours declined 4% for the three months ended June 30, 2008 and 7% for the six months ended June 30, 2008 as compared to the comparable prior year periods.

•	Our income tax benefit includes approximately $275,000 that we recognized due to an expiring statute for tax credits that we received in 2006.

•

Our Philippines operations handled approximately 39% of total production for both the three and six month periods ended June 30, 2008 as compared to 29% and 28%, respectively, for the three and six months ended June 30, 2007.

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

We believe that our performance during the remainder of 2008 will be largely dependent on our ability to capture new business and grow revenue at rates that exceed any revenue declines from our existing clients and to manage our costs in the current economic downturn. We will continue to leverage the investment we have made in our infrastructure. We believe that major corporations will continue to leverage the skills of companies like ours and that the services outsourced will continue to expand beyond the contact center services that currently comprise the large majority of our business. We plan to leverage our existing strength in the financial services, insurance and healthcare markets and provide additional business services to our customers. To capitalize on these opportunities, we will continue to enhance the technologies we use.

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

During the six months ended June 30, 2008, we did not make any material changes to our critical accounting policies. For additional discussion of our critical accounting policies, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2008 and 2007:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2008	2007	% change	2008	2007	% change
Revenue:	$109,569	$112,041	-2.2%	$218,269	$227,218	-3.9%

Services	86,214	84,345	2.2%	169,191	171,826	-1.5%
Sales	23,355	27,696	-15.7%	49,078	55,392	-11.4%

Average Number of Workstations	13,808	12,769		13,775	12,752

Our revenue during the three and six months ended June 30, 2008 declined as compared to the comparable prior year periods. This was primarily due to a reduction in telesales call volumes for certain financial services clients and partially due to the continuing trend of migrating U.S. production to lower priced, offshore facilities. We believe that the decline in volume and revenue from our financial services clients was brought about by the financial credit crisis that occurred in 2007 and has continued into 2008.

For the three and six months ended June 30, 2008, 62% and 61% of U.S. production was executed at our lower priced offshore facilities compared to 45% and 41% for the comparable prior year periods. For both the three and six months ended June 30, 2008, over 90% of the U.S. production that was moved offshore was performed in the Philippines.

Services revenue was relatively flat for the six months ended June 30, 2008, although the second quarter reflected a modest increase over the second quarter of 2007. Two-thirds of Services revenue was derived from domestic clients with the remaining one-third coming from international clients. Included in Services revenue was revenue generated from our higher margin marketing, technology and BPO services, which totaled $12.5 million and $24.8 million, respectively, for the three and six months ended June 30, 2008 as compared to $12.5 and $22.6, respectively, for the three and six months ended June 30, 2007. Sales revenue represented 21% and 22%, respectively, of total revenue for the three and six months ended June 30, 2008 as compared to 25% and 24%, respectively, in the comparable prior year periods. The decline in our Sales revenue is primarily due to decreased calling volumes associated with our clients in the financial services industry.

Total annualized revenue per average workstation in production for the three months ended June 30, 2008 decreased by 10% to $31,740, as compared to the comparable prior year period. Total annualized revenue per average workstation in production for the six months ended June 30, 2008 decreased by 11% to $31,690, as compared to the comparable prior year period. The decrease is a result of the increased volume of work performed at facilities in the Philippines and Latin America, which command lower revenue rates.

For the three and six months ended June 30, 2008, we had one client who comprised over 10% of our total revenue. There were no clients who comprised over 10% of our revenue during the comparable prior year periods.

As we continue to perform work for our customers in near-shore and offshore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. The changes in foreign exchange rates during the three and six months ended June 30, 2008 as compared to the foreign exchange rates during the comparable prior year periods had a positive impact of $2.6 million and $6.7 million on total revenue, respectively. The impact was primarily due to changes in the Canadian dollar, the Euro and the British pound sterling.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2008	2007	% change	2008	2007	% change
Cost of Services:	$68,113	$70,389	-3.2%	$137,765	$144,013	-4.3%

Direct labor costs	49,603	52,065	-4.7%	100,905	107,662	-6.3%
Telecom costs	5,175	5,648	-8.4%	10,200	11,372	-10.3%
Other costs of services	13,335	12,676	5.2%	26,660	24,979	6.7%

As a Percentage of Revenue
Total Cost of Services	62.2%	62.8%		63.1%	63.4%
Production Hours (in thousands)	4,770	4,982		9,583	10,277

Our cost of services consists primarily of direct labor costs associated with our customer sales and service representatives (CSRs) and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance costs, other billable labor costs and support services costs.

For the three and six months ended June 30, 2008, the decline in our cost of services over the comparable prior year periods was driven by a combination of decreased production hours and the increased volume of offshore labor costs as compared to the comparable prior year periods Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour for the three and six months ended June 30, 2008 was $10.40 and $10.53, respectively, compared to $10.45 and $10.48, respectively, for the comparable periods in 2007. The changes in these per-hour costs reflect an overall decrease in wage rates of approximately 6% for both the three and six months ended June 30, 2008, respectively, due to the volume of services performed in lower wage contact centers in the Philippines and Latin America, offset by the impact of foreign currency exchange rates, which increased labor costs by 5% and 7% for the three and six months ended June 30, 2008. Over 39% of our production for the three and six months ended June 30, 2008 occurred in the Philippines.

The decrease in telecom costs for the three and six months ended June 30, 2008 was primarily rate-driven as our telephony cost per production hour actually decreased by 4% from each of the comparable prior year periods. Other costs of services include billable third party labor costs and our internal quality assurance costs. These costs comprise the most significant individual groups of costs within other costs of services. They totaled $6.3 million and $12.5 million for the three and six months ended June 30, 2008, respectively, and were comparable to each of the corresponding prior year periods.

Approximately 67% and 66% of our cost of services for the three and six months ended June 30, 2008, respectively, were incurred in foreign locations, which are subject to changes in foreign exchange rates, as compared to 55% and 52% for the comparable periods in 2007. For the three and six months ended June 30, 2008, changes in foreign exchange rates had the effect of increasing our cost of services by $3.1 million and $8.8 million, respectively, as compared to the same periods in the prior year. Foreign exchange rate fluctuations will continue to have an impact on our results.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2008	2007	% change	2008	2007	% change
Selling, General and Administrative Expenses:	$42,210	$40,978	3.0%	$83,038	$82,156	1.1%

Salaries, benefits and other personnel-related costs	17,762	17,131	3.7%	36,040	34,187	5.4%
Facilities and equipment costs	15,088	14,271	5.7%	30,334	28,299	7.2%
Depreciation and amortization	6,725	6,532	3.0%	13,430	12,806	4.9%
Other SG&A costs	2,635	3,044	-13.4%	3,234	6,864	-52.9%

As a Percentage of Revenue
Total SG&A	38.5%	36.6%		38.0%	36.2%

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

SG&A expenses for the three and six months ended June 30, 2008 increased as compared to the same periods in the prior year primarily because of increased salaries and benefits along with facilities costs. Our salaries, benefits and other personnel-related costs increased due to expanded levels of management staff necessary as we continue to expand offshore. Our salaries and benefits costs reflect $527,000 and $1,058,000, respectively, of share-based compensation costs during the three and six months ended June 30, 2008 and reflect an increase of $172,000 and $212,000, respectively, from the amounts for the comparable periods in 2007. Our facilities costs consist primarily of rental fees, which increased in both periods because of our expansion over the past year, primarily in the Philippines where our facilities costs increased $1.2 million and $3.0 million for the three and six months ended June 30, 2008, respectively, as compared to the prior year periods.

As we continue to expand our operations outside of the United States, our SG&A expenses will be impacted by fluctuations in foreign currency exchange rates. Approximately 50% of our SG&A expenses for both of the three and six months ended June 30, 2008 were incurred in foreign locations, which are subject to changes in foreign exchange rates, as compared to 45% and 42% for each comparable period in 2007. The changes in foreign exchange rates during the three and six months ended June 30, 2008 as compared to the foreign exchange rates during the comparable prior year period had the effect of increasing our SG&A costs by $1.4 million and $3.9 million, respectively. The impact was primarily due to changes in the Philippine peso, Canadian dollar, the Euro and the British pound sterling. Also included in our Other SG&A costs for the three and six months ended June 30, 2008 was $1.0 million and $3.5 million, respectively, of hedging income, which serves to offset a portion of our foreign exchange exposures, and is a significant factor for the decrease in Other SG&A costs.

As a percentage of revenue, our SG&A expenses increased for the three and six months ended June 30, 2008 as compared to the same period in the prior year, primarily as a result of our domestic cost base, which includes management staff necessary to serve our U.S.-based clients, although the revenue earned by these clients continues to migrate to offshore locations.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2008	2007	% change	2008	2007	% change
Restructuring Charge:	$—	$3,839	n/a	$—	$3,839	n/a
Litigation Costs:	$—	$1,042	n/a	$—	$1,042	n/a

During the three months ended June 30, 2007, we announced a corporate restructuring and recorded a $3.8 million pre-tax restructuring charge in connection with a plan to reduce our cost structure by closing six operating centers prior to the end of their existing lease terms. The restructuring costs included severance of $370,000 and site closure costs totaling $2.8 million, which consist primarily of ongoing lease and other contractual obligations and the impairment of $555,000 of leasehold improvements and certain fixed assets.

Our litigation costs for the three and six months ended June 30, 2007 were incurred as part of the settlement of litigation with a broker formerly engaged by the Company, which was announced during the second quarter of 2007. The costs incurred during the three and six months ended June 30, 2007 were comprised of the $825,000 settlement amount and associated legal fees of $217,000.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2008	2007	% change	2008	2007	% change
Interest Expense:	$(60)	$(64)	-6.3%	$(116)	$(129)	-10.1%
Interest Income:	$127	$274	-53.6%	$305	$458	-33.4%

The interest expense for the three and six months ended June 30, 2008 represents the period amortization of the deferred financing costs that we have recorded. During the three months ended June 30, 2008, however, we also recorded interest expense of approximately $12,000 on outstanding borrowings. In the prior year, interest expense was primarily related to the amortization of deferred financing costs. The decrease in interest income for the three and six months ended June 30, 2008 as compared to the prior year periods is reflective of lower average cash investment balances and lower interest rates.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2008	2007	% change	2008	2007	% change
Income Tax Benefit:	$(332)	$(1,909)	-82.6%	$(977)	$(1,825)	-46.5%

For the three and six months ended June 30, 2008, our effective income tax rate was 48% and 42%, respectively, compared to 48% and 52%, respectively, for the corresponding periods in 2007. Our effective income tax rate represents our best estimate for the three and six month periods ended June 30, 2008, as limited by our ability to recognize income tax benefits during quarterly periods in the tax jurisdictions for which we are expecting operating losses. Based on quarterly changes in our estimated income or loss in each tax jurisdiction, particularly in jurisdictions where we have tax holidays, our effective tax rate can fluctuate from period to period and experience more volatility than in recent years. Included in our tax benefit was $275,000 that we recognized in the first quarter of 2008 due to an expiring statute for tax credits that we received in a prior period. Our effective income tax rate will also continue to be impacted by our ability to realize the tax benefit of any deferred tax assets recorded and to maintain compliance with, renew and/or extend our tax holidays.

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

Liquidity and Capital Resources

We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility to the extent we have outstanding borrowings, costs of operations and business combinations. At June 30, 2008, we had $22.1 million of cash and cash equivalents and $7.0 million of outstanding borrowings as compared to $30.2 million of cash and cash equivalents and no outstanding borrowings at December 31, 2007.

Cash From Operations

Cash used in operations for the six months ended June 30, 2008 was $3.0 million, compared to cash provided by operations of $10.9 million for the six months ended June 30, 2007.

Cash used in operations for the six months ended June 30, 2008 reflects a net loss of $1.4 million, offset by non-cash adjustments of $14.6 million, primarily depreciation and amortization, and $16.2 million of net working capital changes and changes in non-current assets and liabilities, which was largely driven by the increase in accounts receivable.

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

Credit Facility

For the six months ended June 30, 2008, we had $7.0 million of net borrowings under the Credit Facility as compared to zero net borrowings for the six months ended June 30, 2007. We repaid the $7.0 million in July 2008.

Our Credit Facility is a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. As of June 30, 2008, we were in compliance with all of the covenants contained in the Credit Facility.

Our subsidiary in Argentina had net borrowings of $150,000 under a line of credit with a local bank as of June 30, 2007.

Equity Transactions

During the six months ended June 30, 2008 and 2007, we generated $219,000 and $323,000, respectively in proceeds from the exercise of employee stock options. Also, during the six months ended June 30, 2008 and 2007, we paid $119,000 and $43,000, respectively to satisfy the minimum tax withholding obligations for the vesting of RSUs for which we withheld the issuance of shares.

Capital Expenditures

For the six months ended June 30, 2008, we spent $12.1 million on capital expenditures as compared to $15.9 million for the six months ended June 30, 2007. There were 13,793 workstations in operation at June 30, 2008, compared to 13,710 workstations in operation at December 31, 2007 and 12,613 at June 30, 2007.

During the six months ended June 30, 2008, we added a net total of 83 workstations. This included 534 workstations added to various operations centers both domestically and abroad. These additions were partially offset by the elimination of 200 seats that were located in a North American facility that we vacated in the first quarter after the expiration of our lease, as well as 250 seats from a variety of other North American facilities. We spent approximately $6.8 million on workstation expansion during the first six months of 2008, primarily through our expansion in the Philippines. The remainder of our capital expenditures related primarily to upgrades of information technology and software purchases totaling $4.4 million.

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

Commitments and Obligations

As of June 30, 2008, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from operations. We would also consider accessing capital markets to meet our needs, however we can give no assurances that this type of financing would be available in the future. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related to our Credit Facility as well as investments in short-term, interest-bearing securities such as money market accounts. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Interest earned on our cash balances is based on current market rates. Accordingly, a 1.0% change (100 basis points) in these rates would have resulted in net interest income and expense changing by approximately $40,000 and $100,000 for the three and six months ended June 30, 2008 and by approximately $54,000 and $87,000 for the three and six months ended June 30, 2007, respectively. Interest expense for the three and six months ended June 30, 2008 and 2007, consists primarily of amortization of debt issuance costs associated with our Credit Facility. The interest rates in effect for the Credit Facility at any point in time approximate market rates; thus, the fair value of any outstanding borrowings approximates its reported value. In the past, management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider using these instruments to manage the impact of changes in interest rates based on management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

Foreign Currency Risk

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico, the Philippines, India, Argentina and Costa Rica that are subject to foreign currency fluctuations. Our most significant foreign currency exposures occur when revenue is generated in one currency and corresponding expenses are generated in another currency. Currently, our most significant exposure has been with our Philippine operations, where revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in either Canadian dollars (CAD) or Philippine pesos (PHP). We mitigate a portion of these exposures through foreign currency derivative contracts.

As our offshore production continues to increase, so does our exposure to the effects of changes in foreign currency rates. As described in Management’s Discussion and Analysis, had the foreign currency exchange rates for the six months ended June 30, 2007 been in effect for the for the six months ended June 30, 2008, the impact on our operating results for the six months ended June 30, 2008 would have been as follows: revenue would have decreased by $6.7 million; cost of services would have decreased by $8.8 million; and SG&A costs would have decreased by $3.9 million. Combined, these effects would have resulted in an increase of $6.0 million in our pre-tax income, before the effects of hedging transactions. Had the currency exchange rates for the first six months of 2007 been in effect for the first six months of 2008, we would not have received the $3.5 million of hedging gains; thus, after giving consideration to our hedging transactions, our pre-tax income would have increased by approximately $2.5 million.

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $1.2 million and $2.4 million on our pretax earnings for the three and six months ended June 30, 2008 and an impact of approximately $1.2 million and $2.4 million for three and six months ended June 30, 2007.

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

From time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For more information on legal proceedings, please refer to Note 6 in the footnotes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q. The disclosure in Note 6 is incorporated by reference into this Item 1.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2008 Annual Meeting of Shareholders was held on May 30, 2008. At the meeting, the following items were submitted to a vote of shareholders.

(a)	The following nominees were elected to serve on the Board of Directors:

Name of Nominee	Votes Cast For	Votes Withheld
Donald P. Brennan	14,826,305	276,248
Gordon J. Coburn	14,922,655	179,898

(b)	The appointment of KPMG LLP as independent registered public accountants of the Company for the year ending December 31, 2008 was ratified with 15,014,220 for; 85,866 votes against; and 2,467 abstentions.

Item 6.	EXHIBITS

10.58	Amendment to Credit Facility, dated June 13, 2008 *

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICT GROUP, INC.

Date: August 7, 2008	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and Chief Executive Officer

Date: August 7, 2008	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President, Corporate Finance, Chief Financial Officer and Assistant Secretary