Form 10-Q
period 2008-09-30
ICT GROUP INC
filed 2008-11-10
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

As of November 6, 2008, there were 15,922,870 outstanding shares of common stock, par value $0.01 per share, of the registrant.

ICT GROUP, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,682	$30,244
Accounts receivable, net of allowance for doubtful accounts of $334 and $337	77,354	79,823
Prepaid expenses and other current assets	13,342	17,354
Income taxes receivable	2,804	451
Deferred income taxes	312	312

Total current assets	125,494	128,184

PROPERTY AND EQUIPMENT, NET	63,848	70,658
DEFERRED INCOME TAXES	5,087	5,147
GOODWILL	13,189	13,074
OTHER ASSETS	6,840	8,537

	$214,458	$225,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$5,000	$—
Accounts payable	14,840	17,779
Accrued expenses and other current liabilities	34,245	26,712
Income taxes payable	999	2,691
Deferred income taxes	1,409	1,411

Total current liabilities	56,493	48,593

OTHER LIABILITIES	9,114	8,271
DEFERRED INCOME TAXES	1,550	1,547

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 15,907 and 15,793 shares issued and outstanding	159	158
Additional paid-in capital	119,384	117,708
Retained earnings	30,060	31,974
Accumulated other comprehensive income (loss)	(2,302)	17,349

Total shareholders’ equity	147,301	167,189

	$214,458	$225,600

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE	$108,296	$113,897	$326,565	$341,115

OPERATING EXPENSES:
Cost of services	65,103	71,885	202,868	215,898
Selling, general and administrative	42,110	41,125	125,148	123,281
Restructuring charge	2,334	807	2,334	4,646
Litigation costs	—	—	—	1,042

	109,547	113,817	330,350	344,867

Operating income (loss)	(1,251)	80	(3,785)	(3,752)

INTEREST EXPENSE	(73)	(65)	(189)	(194)
INTEREST INCOME	121	206	426	664

Income (loss) before income taxes	(1,203)	221	(3,548)	(3,282)

INCOME TAX PROVISION (BENEFIT)	(657)	7,401	(1,634)	5,576

NET LOSS	$(546)	$(7,180)	$(1,914)	$(8,858)

LOSS PER SHARE:
Basic loss per share	$(0.03)	$(0.45)	$(0.12)	$(0.56)

Diluted loss per share	$(0.03)	$(0.45)	$(0.12)	$(0.56)

Shares used in computing basic loss per share	15,902	15,786	15,866	15,766

Shares used in computing diluted loss per share	15,902	15,786	15,866	15,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,914)	$(8,858)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,013	19,438
Share-based compensation	1,609	1,334
Deferred income tax (benefit) provision	—	3,493
Amortization of deferred financing costs	135	135
Asset impairment	346	1,033
(Increase) decrease in:
Accounts receivable	828	(367)
Prepaid expenses and other current assets	(6,837)	(2,934)
Other assets	(888)	(219)
Increase (decrease) in:
Accounts payable	(2,686)	(2,031)
Accrued expenses, other liabilities and income taxes	5,361	2,856

Net cash provided by operating activities	15,967	13,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,105)	(23,272)
Proceeds from sale of property and equipment	—	41
Settlement on derivatives	792	—

Net cash used in investing activities	(16,313)	(23,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	12,000	64
Payments on line of credit	(7,000)	—
Proceeds from exercise of stock options	259	426
Withholding of restricted share units for minimum tax obligations	(135)	(49)

Net cash provided by financing activities	5,124	441

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(3,340)	564

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,438	(8,346)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,244	32,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,682	$24,021

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

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

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. We have two borrowing options, either a “Base Rate” option, under which the interest rate is calculated using the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, plus a spread ranging from 0% to 0.75%, or a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1% to 2.25%. The amount of the spread under each borrowing option depends on our ratio of funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, interest income, income taxes, and depreciation and amortization and certain other charges). At September 30, 2008, we had $5.0 million of outstanding borrowings. The interest rate in effect at September 30, 2008 was 5.0%.

For the three and nine months ended September 30, 2008, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $26,000 and $38,000, respectively. We did not have any outstanding borrowings in 2007.

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a quarterly commitment fee ranging from 0.2% to 0.5% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. As of September 30, 2008, we were in compliance with all covenants contained in the Credit Facility.

At September 30, 2008, we had $314,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of the unused Credit Facility at September 30, 2008 was $120.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

Our subsidiary in Argentina has a $700,000 short-term line of credit with a local bank for working capital needs. Interest on borrowings under this line of credit is variable and based on current market rates in Argentina, currently at approximately 30%. At September 30, 2008, there were no outstanding borrowings under this line of credit. There were no other outstanding foreign currency loans nor were there any outstanding letters of credit.

Note 3: EARNINGS PER SHARE

We follow Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings (loss) per share (“Basic EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of stock options and vesting of restricted stock units (“RSUs”), into shares of common stock as if those stock options were exercised and restricted stock units were vested. A reconciliation of shares used to compute EPS is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Net loss	$(546)	$(7,180)	$(1,914)	$(8,858)

Basic loss per share:
Weighted average shares outstanding	15,902	15,786	15,866	15,766

Basic loss per share	$(0.03)	$(0.45)	$(0.12)	$(0.56)

Diluted loss per share:
Weighted average shares outstanding	15,902	15,786	15,866	15,766
Dilutive shares resulting from common stock equivalents (1)	—	—	—	—

Shares used in computing diluted loss per share	15,902	15,786	15,866	15,766

Diluted loss per share	$(0.03)	$(0.45)	$(0.12)	$(0.56)

(1)	Given the Company’s net loss for the three and nine months ended September 30, 2008 and 2007, all common stock equivalents were excluded from the calculation of diluted shares as the result would be antidilutive. Accordingly, the dilutive effect of options to purchase 377,000 and 257,000 shares of common stock and 113,000 and 315,000 restricted stock units, were not included in the computation of Diluted EPS for both the three and nine months ended September 30, 2008. The dilutive effect of options to purchase 425,000 and 524,000 shares of common stock and 202,000 and 194,000 restricted stock units, were not included in the computation of Diluted EPS for the three and nine months ended September 30, 2007, respectively.

Note 4: SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive management, the Board of Directors and other full-time employees. The consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 reflects share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Share-based compensation:
Stock options	$23	$60	$60	$76
Restricted stock units	358	428	1,137	1,258
Long-term incentive plan	170	—	412	—

Total share-based compensation	$551	$488	$1,609	$1,334

For the three and nine months ended September 30, 2008, we did not record any tax benefits associated with share-based compensation. During the three months ended September 30, 2007 we did not record any tax benefits associated with share-based compensation and we placed a valuation allowance against the related tax benefits recorded from share-based compensation expense of $297,000 that was recorded through the six months ended June 30, 2007.

Stock Option Awards:

Stock option awards are available under our current existing equity plans. We recognize compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period, which for these awards is the vesting period. None of the stock options granted to date have performance-based or market-based vesting conditions.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2008	501,015	$10.99
Granted	—	—
Exercised	(60,700)	4.27
Canceled/forfeited	(22,120)	12.60

Outstanding, September 30, 2008	418,195	$11.88	3.5 years	$110,375

Vested and Exercisable at September 30, 2008	398,695	$11.67	3.4 years	$110,375
Expected to Vest as of September 30, 2008	417,220	$11.87	3.5 years	$110,118

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

To the extent an RSU award has performance conditions and graded vesting, we treat each vesting tranche as an individual award and recognize compensation expense on a straight-line basis over the requisite service period for each tranche. The requisite service period over which we will record compensation expense is a combination of the performance period and subsequent vesting period based on continued service. The following table summarizes the changes for the nine months ended September 30, 2008 in non-vested RSUs that have only service conditions.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2008	268,781	$22.19
Granted	345,350	8.76
Vested	(82,168)	23.43
Canceled/Forfeited	(21,423)	11.19

Non-vested RSUs at September 30, 2008	510,540	$13.37	$4,109,847

Included in the vested number of RSUs for the nine months ended September 30, 2008 were 16,132 RSUs that employees surrendered to the Company for payment of the minimum tax withholding obligations. During the nine months ended September 30, 2008, we valued the stock at the closing market price on the date of surrender for an aggregate value of $134,800, or $8.35 per share. Also included in the vested number of RSUs for the nine months ended September 30, 2008 were 12,500 RSUs that were cash-settled based on the closing market price on the vesting date of $8.25 per share.

Long-Term Incentive Plan:

The ICT Group, Inc. Long-Term Incentive Plan (“LTIP”) provides for both a performance-based incentive and an executive retention incentive. The first establishes a performance-based incentive by requiring achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The second establishes a service-based incentive whereby an RSU is awarded to the participants with time vesting conditions. The Compensation Committee determines what portion of an award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded for the performance-based incentive depends on the price of the Company’s stock at the date the performance level is determined and the award, if any, is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the performance-based LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. For the nine months ended September 30, 2008, no compensation expense was recognized for the performance portion of the LTIP since the minimum incentive targets, as defined by the LTIP, were not expected to be achieved. This estimate is re-evaluated quarterly and adjusted to reflect Management’s then best estimate.

Note 5: COMPREHENSIVE LOSS

We follow SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires companies to classify items of other comprehensive loss by their nature in the financial statements and display the accumulated balance of other comprehensive loss separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(546)	$(7,180)	$(1,914)	$(8,858)
Derivative instruments	(1,352)	626	(12,761)	1,996
Foreign currency translation adjustments	(2,689)	1,250	(6,890)	4,383

Comprehensive loss	$(4,587)	$(5,304)	$(21,565)	$(2,479)

Note 6: LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

On April 28, 2006, a broker with whom we executed an agreement in June 2001 filed a Demand for Arbitration and Statement of Claim against us with the American Arbitration Association. The Demand alleged various contract, quasi-contract and tort claims against us arising out of commissions we allegedly owed this broker pursuant to the June 2001 agreement for work we perform for one of our clients. The June 2001 agreement states that the decision of a majority of the arbitration panel shall be final and binding on the parties. Prior to the scheduled arbitration, which was scheduled for the end of May 2007, the Company agreed on a settlement with the broker for $825,000. The settlement was accrued and paid during the second quarter of 2007. We also incurred legal expenses totaling $217,000 during the second quarter of 2007.

Note 7: OPERATING AND GEOGRAPHIC INFORMATION

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we believe that we have one reportable segment. Our services are provided through operations centers located throughout the world and include customer care/retention services as well as telesales, database marketing services, marketing research services, technology hosting services, data entry/management, collection services, and other back-office business processing services on behalf of customers operating in our target industries. Technological advancements have allowed us to better control production output at each contact center by routing customer call lists to different centers depending on capacity. A contact center and the technology assets utilized by the contact center may have different geographic locations. Accordingly, many of our contact centers are not limited to performing only one of the above-mentioned services; rather, they can perform a variety of different services for different clients in different geographic markets.

The following table shows information by geographic area. For the purposes of our disclosure, revenue is attributed to countries based on the location of the client being served and property and equipment is attributed to countries based on physical location of the asset.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Revenue:
United States	$68,915	$78,166	$205,461	$245,079
Canada	25,901	22,532	80,451	59,240
Other foreign countries	13,480	13,199	40,653	36,796

	$108,296	$113,897	$326,565	$341,115

(in thousands)	September 30, 2008	December 31, 2007
Property and equipment, net:
United States	$26,340	$28,931
Philippines	23,538	25,680
Canada	7,255	8,239
Other foreign countries	6,715	7,808

	$63,848	$70,658

Note 8: FAIR VALUE

We adopted the provisions SFAS No. 157, Fair Value Measurements effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, SFAS No. 157 establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Currently, we are applying this standard to our existing derivative contracts.

We have not applied the provisions of SFAS 157 to any certain nonrecurring, nonfinancial assets and liabilities as permitted under Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, which deferred the adoption date for these items until fiscal years beginning after November 15, 2008. We are currently in the process of evaluating the inputs and techniques used in these measurements, including such items as impairment assessments of fixed assets, initial recognition of asset retirement obligations, and goodwill impairment testing.

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

Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Fair values for our derivative financial instruments, described in Note 9, are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. At September 30, 2008, all of our forward exchange contracts have been designated as Level 2 measurements in the SFAS 157 fair value hierarchy.

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

Our most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. Our most significant area of exposure has been with the Philippine operations. In the Philippines, revenue is typically earned in U.S. Dollars (“USD”), but operating costs are denominated in Philippine pesos (“PHP”). With our current volume of outsourcing to the Philippines, we will continue to experience a great degree of foreign currency exposure related to the PHP. We mitigate a portion of these exposures with foreign currency derivative contracts.

The foreign currency forward contracts and currency options that are used to hedge these exposures are designated as cash flow hedges. The gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until settlement of the contract occurs or until the hedge is de-designated. Depending on the type of hedge strategy we are using, settlement of the contract occurs in the same period that the hedged item affects earnings or occurs in the same period that hedged item is settled with cash. Gains or losses from the ineffective portion of the hedge that exceeds the cumulative change in the present value of future cash flows of the hedged item, if any, are recognized immediately in the consolidated statement of operations. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item.

At September 30, 2008 and December 31, 2007, we had derivative assets and liabilities related to outstanding forward exchange contracts and options with a notional value of $90.4 million and $98.0 million, respectively. At September 30, 2008, these derivatives were classified as $152,000 of prepaid and other current assets, $3.8 million of accrued expenses and other current liabilities and $831,000 of other liabilities. At December 31, 2007, these derivatives were classified as $6.6 million of prepaid and other current assets and $1.6 million of other assets.

For the three months ended September 30, 2008 and 2007, we realized pre-tax gains (losses) of $(266,000) and $1.1 million on the derivative instruments, respectively. For the nine months ended September 30, 2008 and 2007, we realized pre-tax gains of $3.3 million and $1.5 million, respectively. Gains and losses are recorded as a component of selling, general and administrative costs. The outstanding derivative instruments at September 30, 2008, serve to hedge a portion of our foreign currency exposure denominated in PHP from October 2008 through May 2010.

On a recurring basis, we enter into foreign exchange forward contracts to mitigate the effects of foreign currency fluctuations related to intercompany balances with our subsidiaries. These gains and losses are recognized in earnings as we elect not to designate these contracts as accounting hedges. The gains and losses on these foreign exchange forward contracts offset the foreign currency remeasurement gains and losses recorded on the intercompany balances. Gains and losses are recorded as a component of selling, general and administrative costs. For the three months ended September 30, 2008 and 2007, we recorded losses on these hedges of $2.2 million and $501,000, respectively. For the nine months ended September 30, 2008 and 2007, we recorded losses on these hedges of $1.4 million and $732,000, respectively. These amounts were partially offset by foreign currency remeasurement gains. At September 30, 2008 the fair value of our outstanding forward contracts was an asset of $439,000, which was recorded as a component of prepaid and other current assets in the accompanying consolidated balance sheets. The fair value of our outstanding forward contracts was a liability of $250,000 as of December 31, 2007 and was recorded as a component of accounts payable in the accompanying consolidated balance sheets.

Note 10: INCOME TAXES

Provision for Income Taxes

We calculate our provision for income taxes during interim periods in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” Our effective tax rate varies from period to period as separate calculations are performed for those countries where our operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. The income tax benefit of $657,000 and $1,634,000 recorded for the three and nine-month periods ended September 30, 2008 reflects income tax benefits related to those countries where operating losses can be used to offset taxable income in prior years or can be carried forward to future taxable years and ongoing assessments related to the recognition and measurement of unrecognized tax benefits.

The need to maintain valuation allowances against deferred tax assets in the U.S., Australia and Argentina will continue to cause variability in our quarterly and annual effective tax rates. Valuation allowances against deferred tax assets in these locations will be maintained until sufficient positive evidence exists to reduce or eliminate them.

Unrecognized Tax Benefits

We are subject to income taxes in the U.S. and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. Our gross unrecognized tax benefit at September 30, 2008 was approximately $5.0 million.

During the nine months ended September 30, 2008, we reduced our gross unrecognized tax benefits by $275,000 as a result of an expiring statute of limitation associated with certain tax credits received by the Company. As of September 30, 2008 we do not expect the liability for unrecognized tax benefits to change significantly during the next 12 months. It is possible, however, that the amount of the our unrecognized tax benefits may change within the next 12 months as a result of routine audits or of changes in judgment as new information becomes available related to our tax return positions. An estimate of the range of reasonably possible outcomes cannot be made at this time.

We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2008, we have recorded $720,000 of estimated interest and penalties.

Note 11: CORPORATE RESTRUCTURING

During the third quarter of 2008, we recorded $2.3 million of pre-tax restructuring charges in connection with a plan to continue to reduce our North American cost structure by closing various operating centers prior to the end of their existing lease terms. The restructuring charge included severance of $651,000, site closure costs totaling $1.3 million, which are primarily ongoing lease and other contractual obligations and the write-off of $347,000 of leasehold improvements and certain fixed assets. At September 30, 2008, the remaining accrual associated with these charges was $1.4 million, representing primarily ongoing lease obligations and facility exit costs. As of September 30, 2008, the expiration dates of the leases associated with this restructuring range from 2008 to 2011.

The following is a rollforward of the remaining accruals associated with our corporate restructuring programs in 2002, 2007 and 2008:

(in thousands)	Accrual at December 31, 2007	Restructuring Charge	Cash Payments	Asset Impairment	Accrual at September 30, 2008
Lease obligations and facility exit costs	$4,152	$1,336	$(2,780)	—	$2,708
Property and equipment	—	347	—	$(347)	—
Severance	5	651	(550)	—	106

	$4,157	$2,334	$(3,330)	$(347)	$2,814

We continue to evaluate and update our estimate of the remaining liabilities. All cash payments made were related to the ongoing lease obligations. At September 30, 2008 and December 31, 2007, $1.0 million and $1.1 million, respectively, of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. The remaining balance is included in accrued expenses and other current liabilities in our consolidated balance sheet at September 30, 2008 and December 31, 2007.

Note 12: CLIENT CONCENTRATION AND CREDIT RISK

The following table summarizes our revenue by industry. The loss of one or more of our major clients or an economic downturn in the financial services, technology and communications, and healthcare industries could have a material adverse effect on our business. We have recharacterized some of our industry groupings. We now combine our technology clients with our telecommunication clients.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Financial services	50%	50%	49%	49%
Technology & Communications	31%	29%	31%	28%
Healthcare	10%	13%	11%	13%
Other	9%	8%	9%	10%

For both the three and nine months ended September 30, 2008, we had a client which comprised 10% of our revenue. No client exceeded 10% of our revenue for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2008 our top ten clients accounted for 50% and 47% of our total revenue, respectively. For the three and nine months ended September 30, 2007 our top ten clients accounted for 51% and 50% of our total revenue, respectively. Timely collection of our accounts receivable is dependent upon the financial condition of our clients. We continually evaluate the financial condition of our clients and generally do not require collateral. Although we are an international business, much of our client base is located in North America and not necessarily in the offshore locations where we operate. We believe our allowance for doubtful accounts reflects the collectibility of our receivables, taking into account current market conditions in the various verticals in which we operate. Although our accounts receivable remains sensitive to the current economic downturn, particularly in the financial services industry, we believe that we have adequately addressed credit risk as of September 30, 2008. If we determine that risk of non-payment with any of our clients increases in the future, we would take appropriate actions to mitigate that risk.

Note 13: USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of property and equipment, the assessment of the recoverability of goodwill and intangible assets, valuation allowances for receivables and deferred income tax assets, restructuring accruals, litigation contingencies and the fair value of derivative instruments. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist that could indicate an impairment of our goodwill. Our actual results could differ from those estimates. During October 2008, the price of our common stock declined significantly and consequently, our market capitalization has declined below the book value of our shareholders’ equity. We typically evaluate the carrying value of our goodwill in the fourth quarter of each year. Should our market capitalization remain significantly below the book value of our shareholders’ equity, our goodwill could be subject to a potential impairment.

Note 14: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” which modifies the accounting for mergers and acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations which are consummated after January 1, 2009. We are currently evaluating the future impacts and disclosures of this standard.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” , by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 will be effective as of January 1, 2009. Because SFAS No. 161 provides only disclosure requirements, the adoption of this standard will not have an impact on our results of operations, cash flows or financial position.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of an identified intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 provides guidance for determining the useful life of recognized intangible assets acquired in our fiscal year beginning January 1, 2009. The expanded disclosures are effective for all recognized intangible assets in our 2009 consolidated financial statements. We are currently evaluating the future impacts and disclosures of this standard.

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

We provide our services through operations centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, the Philippines, Costa Rica, India and Argentina. As of September 30, 2008, we had 41 operating centers from which we support clients primarily in the financial services, healthcare, telecommunications, information technology, business and consumer services, Government and energy services sectors.

Our domestic sales force is organized by specific industry verticals, which enables our sales personnel to develop in-depth industry and product knowledge. We also have sales operations in the U.K., Canada, Mexico, Australia and Argentina.

We invest heavily in systems and software technologies designed to improve productivity and to lower the effective cost per contact made or received. Our systems and software technologies are also designed to improve sales and customer service effectiveness by providing sales and service representatives with real-time access to customer and product information. We currently offer and/or utilize a comprehensive suite of customer relationship management (CRM) technologies, available on a hosted basis for use by clients at their own in-house facilities or on a co-sourced basis in conjunction with our fully integrated, Web-enabled centers. Our technologies include automatic call distribution (ACD) voice processing, interactive voice response (IVR), advanced speech recognition (ASR), Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing, sales force and marketing automation, alert notification and Web self-help.

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

Our customer care clients typically enter into multi-year, contractual relationships that may contain provisions for early contract terminations. We generally operate under month-to-month contractual relationships with our telesales clients. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Our services are generally priced based upon per-minute or hourly rates. On occasion, we perform services for which we are paid incentives based on completed sales. The nature of our business is such that we generally compete with other outsourced service providers as well as the retained in-house operations of our clients. This can create pricing pressures and impact the rates we can charge in our contracts.

Revenue is recognized as the services are performed, and is generally based on hours or minutes of work performed; however, certain types of revenue relating to upfront project setup costs is deferred and recognized over a period of time, typically the length of the client contract. The incremental direct cost associated with this revenue is also deferred over the same period of time. Some of our client contracts have performance standards, which can result in service penalties and other adjustments to monthly billings if the standards are not met. Any required adjustments to our monthly billings are reflected in our revenue on an as-incurred basis.

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

Results for the three and nine months ended September 30, 2008 reflect the following:

•	Decreased revenue, which dropped 5% and 4%, respectively, compared to the three and nine months ended September 30, 2007.

•

Services revenue increased by 5% for the three months ended September 30, 2008 and was flat for the nine months ended September 30, 2008, as compared to the comparable prior year periods. Sales revenue declined in both the three month and nine month periods ended September 30, 2008 by 33% and 19%, respectively, compared to the comparable prior year periods, primarily as a result of significantly reduced credit card telesales programs.

•

The overall revenue decline was primarily due to fewer production hours and decreased revenue rates Production hours declined 1% for the three months ended September 30, 2008 and 3% for the nine months ended September 30, 2008 as compared to the comparable prior year periods. Revenue rates continue to reflect higher levels of offshore production.

•	Our income tax benefit for the nine months ended September 30, 2008 includes approximately $275,000 that we recognized due to an expiring statute for tax credits that we received in 2006.

•	We recorded a restructuring charge of $2.3 million which included ongoing lease obligations associated with the closing of certain facilities in North America, asset impairments and severance.

•

Our Philippines operations handled approximately 44% and 42% of total production hours for the three and nine month periods ended September 30, 2008, respectively as compared to 34% and 30%, respectively, for the three and nine months ended September 30, 2007.

Our future profitability will be impacted by, among other things, our ability to expand our service offerings to existing clients as well as our ability to obtain new clients and grow new vertical markets. Our profitability is also impacted by our ability to manage costs, perform in accordance with contract requirements to avoid service penalties and mitigate the effects of foreign currency exchange risk. Our business is very labor-intensive and consequently, in an effort to reduce costs and be as competitive as possible in the marketplace, we have been moving many of our domestic operations to near-shore and offshore contact centers, which typically have lower labor costs. Our success is dependent upon our ability to perform work in locations where we can find qualified labor at cost-effective rates and effectively manage that labor in the most profitable manner.

Some of these benefits, however, may be offset by more extensive training requirements and associated costs we have incurred in the past and may continue to incur because of our service mix. Many of our customer care services require more complex and costly training processes and to the extent we cannot bill these amounts to our clients, our profitability will be impacted. In addition to the more complex training, the employees who work on our customer care programs are generally paid a higher hourly rate because of the more complex level of services they are providing.

We believe that our performance during the remainder of 2008 will be largely dependent on our ability to capture new business and grow revenue at rates that exceed any revenue declines from our existing clients and to manage our costs in the current economic downturn. We will continue to leverage the investment we have made in our infrastructure. We believe that major corporations will continue to leverage the skills of companies like ours and that the services outsourced will continue to expand beyond the contact center services that currently comprise the large majority of our business. We plan to leverage our existing strength in the financial services, technology and communications, insurance and healthcare markets and provide additional business services to our clients. To capitalize on these opportunities, we will continue to enhance the technologies we use.

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

During the nine months ended September 30, 2008, we did not make any material changes to our critical accounting policies. For additional discussion of our critical accounting policies, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008 and 2007:

	Three months ended			Nine months ended
	September 30,			September 30,
(dollars in thousands)	2008	2007	% change	2008	2007	% change
Revenue:	$108,296	$113,897	-4.9%	$326,565	$341,115	-4.3%
Services	88,494	84,370	4.9%	257,685	256,196	0.6%
Sales	19,802	29,527	-32.9%	68,880	84,919	-18.9%

Average Number of Workstations	13,567	12,872		13,667	12,847

Our revenue during the three and nine months ended September 30, 2008 declined as compared to the comparable prior year periods. This was primarily due to a reduction in telesales call volumes for certain financial services clients and partially due to the continuing trend of migrating U.S. production to lower priced, offshore facilities. We believe that the decline in volume and revenue from our financial services clients was brought about by the current financial credit crisis.

For the three and nine months ended September 30, 2008, 65% and 64%, respectively, production hours for U.S. clients were executed at our lower priced offshore facilities compared to 54% and 47%, respectively, for the comparable prior year periods. For both the three and nine months ended September 30, 2008, approximately 90% of the offshore production for U.S. clients was performed in the Philippines, as compared to the comparable prior year periods, where the Philippines handled 75%-80% of production for U.S. clients.

Services revenue was relatively flat for the nine months ended September 30, 2008, although the third quarter reflected some improvement over the third quarter of 2007. Two-thirds of Services revenue was derived from domestic clients with the remaining one-third coming from international clients. Sales revenue represented 18% and 21%, respectively, of total revenue for the three and nine months ended September 30, 2008 as compared to 26% and 25%, respectively, in the comparable prior year periods. The decline in our Sales revenue is primarily due to decreased calling volumes associated with our clients in the financial services industry.

Total annualized revenue per average workstation in production for the three months ended September 30, 2008 decreased by 10% to $31,930, as compared to the comparable prior year period. Total annualized revenue per average workstation in production for the nine months ended September 30, 2008 decreased by 11% to $31,860, as compared to the comparable prior year period. The decrease is a result of the increased volume of work performed at facilities in the Philippines and Latin America, which command lower revenue rates.

For the three and nine months ended September 30, 2008, we had a client who comprised 10% of our total revenue. There were no clients who exceeded 10% of our revenue for the three and nine months ended September 30, 2007.

As we continue to perform work for our clients in near-shore and offshore locations, our revenue will be impacted by fluctuations in foreign currency exchange rates. The changes in foreign exchange rates during the three and nine months ended September 30, 2008 as compared to the foreign exchange rates during the comparable prior year periods had a positive impact of $72,000 and $6.8 million on total revenue, respectively. The impact was primarily due to changes in the Canadian dollar, the Euro and the British pound sterling.

	Three months ended			Nine months ended
	September 30,			September 30,
(dollars in thousands)	2008	2007	% change	2008	2007	% change
Cost of Services:	$65,103	$71,885	-9.4%	$202,868	$215,898	-6.0%
Direct labor costs	50,052	51,046	-1.9%	150,957	158,708	-4.9%
Telecom costs	5,291	5,440	-2.7%	15,491	16,812	-7.9%
Other costs of services	9,760	15,399	-36.6%	36,420	40,378	-9.8%

As a Percentage of Revenue
Total Cost of Services	60.1%	63.1%		62.1%	63.3%
Production Hours (in thousands)	5,160	5,188		15,181	15,662

Our cost of services consists primarily of direct labor costs associated with our customer sales and service representatives and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance costs, other billable labor costs and support services costs.

For the three and nine months ended September 30, 2008, the decline in our cost of services over the comparable prior year periods was driven by a combination of decreased production hours and the increased volume of offshore labor costs as compared to the comparable prior year periods. Also reflected in our labor costs are $820,000 of employment grants that we recognized in the third quarter of 2008, which served to reduce labor costs. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour for the three and nine months ended September 30, 2008 was $9.70 and $9.84, respectively, compared to $9.94 and $10.13, respectively, for the comparable periods in 2007. The changes in these per-hour costs reflect an overall decrease in wage rates of approximately 13% and 9% for the three and nine months ended September 30, 2008, respectively, due to the volume of services performed in lower wage contact centers in the Philippines and Latin America, offset by the impact of foreign currency exchange rates, which increased labor costs by 5% for the nine months ended September 30, 2008. Foreign exchange rates had a neutral effect on labor costs for the three months ended September 30, 2008 as compared to the prior year. For the three and nine months ended September 30, 2008, 41% and 40%, respectively, of our production occurred in the Philippines, as compared to 34% and 30% for the three and nine months ended September 30, 2007, respectively.

Our telecom cost per production hour decreased by 2% and 5%, respectively, from each of the comparable prior year periods and is primarily attributable to a higher mix of Services revenue, which typically has lower associated telephony costs. Other costs of services include billable third party labor costs and our internal quality assurance costs. These costs comprise the most significant individual groups of costs within other costs of services. They totaled $6.5 million and $19.0 million for the three and nine months ended September 30, 2008, respectively, and were comparable to each of the corresponding prior year periods.

Approximately 63% of our cost of services for both the three and nine months ended September 30, 2008, respectively, were incurred in foreign locations, which are subject to changes in foreign exchange rates, as compared to 54% and 49% for the comparable periods in 2007. For the three and nine months ended September 30, 2008, changes in foreign exchange rates had the effect of increasing our cost of services by $220,000 and $9.0 million, respectively, as compared to the same periods in the prior year. Foreign exchange rate fluctuations will continue to have an impact on our results.

	Three months ended			Nine months ended
	September 30,			September 30,
(dollars in thousands)	2008	2007	% change	2008	2007	% change
Selling, General and Administrative Expenses:	$42,110	$41,125	2.4%	$125,148	$123,281	1.5%
Salaries, benefits and other personnel-related costs	17,879	17,336	3.1%	53,919	51,523	4.7%
Facilities and equipment costs	14,458	15,229	-5.1%	44,792	43,528	2.9%
Depreciation and amortization	6,583	6,632	-0.7%	20,013	19,438	3.0%
Other SG&A costs	3,190	1,928	65.5%	6,424	8,792	-26.9%

As a Percentage of Revenue
Total SG&A	38.9%	36.1%		38.3%	36.1%

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

SG&A expenses for the three and nine months ended September 30, 2008 increased as compared to the same periods in the prior year primarily because of increased salaries and benefits. Our salaries, benefits and other personnel-related costs increased due to expanded levels of management staff necessary as we continue to expand offshore. Our salaries and benefits costs reflect $551,000 and $1,609,000, respectively, of share-based compensation costs during the three and nine months ended September 30, 2008 and reflect an increase of $63,000 and $275,000, respectively, from the amounts for the comparable periods in 2007. Our facilities costs consist primarily of rental fees, which increased during the nine months ended September 30, 2008 because of our expansion over the past year, primarily in the Philippines where our facilities costs increased $3.0 million. However, our facilities costs for the three months ended September 30, 2008 reflect a decline as compared to the prior year period due to the restructuring charges we recorded in 2007.

As we continue to expand our operations outside of the United States, our SG&A expenses will be impacted by fluctuations in foreign currency exchange rates. Approximately 48% and 49% of our SG&A expenses for the three and nine months ended September 30, 2008 were incurred in foreign locations, which are subject to changes in foreign exchange rates, as compared to 44% and 41% for each comparable period in 2007. The changes in foreign exchange rates during the three and nine months ended September 30, 2008 as compared to the foreign exchange rates during the comparable prior year period had the effect of increasing our SG&A costs by $356,000 and $743,000, respectively. The impact was primarily due to changes in the Philippine peso, Canadian dollar, the Euro and the British pound sterling. Also included in our Other SG&A costs for the three and nine months ended September 30, 2008 was $266,000 of hedging losses and $3.3 million of hedging income, respectively, which serves to offset a portion of our foreign exchange exposures, and is a significant factor for the decrease in Other SG&A costs. For the three and nine months ended September 30, 2007, we recorded $1.1 million and $1.5 million of hedging income.

	Three months ended			Nine months ended
	September 30,			September 30,
(dollars in thousands)	2008	2007	% change	2008	2007	% change
Restructuring Charge:	$2,334	$807	n/a	$2,334	$4,646	n/a
Litigation Costs:	$—	$—	n/a	$—	$1,042	n/a

During the three months ended September 30, 2008, we recorded a $2.3 million pre-tax restructuring charge in connection with a plan to reduce our cost structure by closing five operating centers prior to the end of their existing lease terms. The restructuring costs included severance of $651,000 and site closure costs totaling $1.3 million, which consist primarily of ongoing lease and other contractual obligations and the impairment of $347,000 of leasehold improvements and certain fixed assets. During the second quarter of 2007, we announced a corporate restructuring and recorded $4.6 million of pre-tax restructuring charges during the nine months ended September 30, 2007 in connection with a plan to reduce our cost structure by closing various contact centers prior to the end of their existing lease terms. The restructuring costs included severance of $465,000, site closure costs totaling $3.3 million, which are primarily ongoing lease and other contractual obligations and the write-off of $878,000 of leasehold improvements and certain fixed assets. Of the total charge, $3.8 million was recorded during the second quarter and $807,000 was recorded during the third quarter.

Our litigation costs for the nine months ended September 30, 2007 were incurred as part of the settlement of litigation with a broker formerly engaged by the Company, which was announced during the second quarter of 2007. The costs incurred during the nine months ended September 30, 2007 were comprised of the $825,000 settlement amount and associated legal fees of $217,000.

	Three months ended			Nine months ended
	September 30,			September 30,
(dollars in thousands)	2008	2007	% change	2008	2007	% change
Interest Expense:	$(73)	$(65)	12.3%	$(189)	$(194)	-2.6%
Interest Income:	$121	$206	-41.3%	$426	$664	-35.8%

The interest expense for the three and nine months ended September 30, 2008 includes $45,000 and $135,000 for amortization of the deferred financing costs that we have recorded. The remaining balance represents interest expense on borrowings under our Credit Facility. In the prior year, interest expense was primarily related to the amortization of deferred financing costs. The decrease in interest income for the three and nine months ended September 30, 2008 as compared to the prior year periods is reflective of lower average cash investment balances and lower interest rates.

	Three months ended			Nine months ended
	September 30,			September 30,
(dollars in thousands)	2008	2007	% change	2008	2007	% change
Income Tax Provision (Benefit):	$(657)	$7,401	-108.9%	$(1,634)	$5,576	-129.3%

For the three and nine months ended September 30, 2008, our effective income tax rate was 55% and 46%. Our effective income tax rate represents our best estimate for the three and nine month periods ended September 30, 2008, as limited by our ability to recognize income tax benefits. Based on quarterly changes in our estimated income or loss in each tax jurisdiction, particularly in jurisdictions where we have tax holidays, our effective tax rate can fluctuate from period to period and experience more volatility than in recent years. Included in our tax benefit for the nine months ended September 30, 2008 was $275,000 that we recognized in the first quarter of 2008 due to an expiring statute for tax credits that we received in a prior period. Our effective income tax rate will also continue to be impacted by our ability to realize the tax benefit of any deferred tax assets recorded and to maintain compliance with, renew and/or extend our tax holidays.

Our effective income tax rate for the three and nine months ended September 30, 2007 was approximately 13%, exclusive of various discreet items recorded during the quarter. The most significant of these was a valuation allowance of $6.8 million recorded against our U.S. deferred tax assets, predominantly net operating loss carryforwards.

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

Liquidity and Capital Resources

We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility to the extent we have outstanding borrowings, costs of operations and business combinations. At September 30, 2008, we had $31.7 million of cash and cash equivalents and $5.0 million of outstanding borrowings as compared to $30.2 million of cash and cash equivalents and no outstanding borrowings at December 31, 2007.

Cash From Operations

Cash provided by operations for the nine months ended September 30, 2008 was $16.0 million, compared to cash provided by operations of $13.9 million for the nine months ended September 30, 2007.

Cash provided by operations for the nine months ended September 30, 2008 reflects a net loss of $1.9 million, offset by non-cash adjustments of $22.1 million, primarily depreciation and amortization. Net working capital changes had a negative impact of $4.2 million on our cash flow from operations.

Cash provided by operations for the nine months ended September 30, 2007 reflects a net loss of $8.9 million, offset by non-cash adjustments of $25.4 million, primarily depreciation and amortization, and $2.6 million of net working capital changes and changes in non-current assets and liabilities, which was largely driven by the decrease in accounts payable.

Credit Facility

For the nine months ended September 30, 2008, we had $5.0 million of net borrowings under the Credit Facility as compared to zero net borrowings for the nine months ended September 30, 2007.

Our Credit Facility is a $125.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. As of September 30, 2008, we were in compliance with all of the covenants contained in the Credit Facility. Borrowing capacity under the Credit Facility is limited by our Leverage Ratio. Our Credit Facility requires that we maintain a Leverage Ratio of not more than 3.0 to 1.0. Accordingly, as of September 30, 2008 we had approximately $78 million of actual borrowing capacity available.

Equity Transactions

During the nine months ended September 30, 2008 and 2007, we generated $259,000 and $426,000, respectively in proceeds from the exercise of employee stock options. Also, during the nine months ended September 30, 2008 and 2007, we paid $135,000 and $49,000, respectively, to satisfy the minimum tax withholding obligations for the vesting of RSUs for which we withheld the issuance of shares.

Capital Expenditures

For the nine months ended September 30, 2008, we spent $17.1 million on capital expenditures as compared to $23.3 million for the nine months ended September 30, 2007. There were 13,340 workstations in operation at September 30, 2008, compared to 13,710 workstations in operation at December 31, 2007 and 13,131 at September 30, 2007.

During the nine months ended September 30, 2008, we reduced our capacity by a net total of 370 workstations, primarily as a result of transitioning additional capacity to offshore locations. This net reduction includes 899 workstations associated with facilities included in the restructuring charge that was taken in the third quarter or facilities for which we did not renew expiring leases. These reductions were partially offset by the addition of 529 seats in various locations globally. We spent approximately $9.9 million on workstation expansion during the first nine months of 2008, primarily through our expansion in the Philippines. The remainder of our capital expenditures related primarily to upgrades of information technology and software purchases totaling $7.2 million.

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

Commitments and Obligations

As of September 30, 2008, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from operations. We would also consider accessing capital markets to meet our needs, however we can give no assurances that this type of financing would be available in the future. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007.

FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the appropriateness of our reserves for contingencies, the realizability of our deferred tax assets and long-lived assets, our ability to finance our operations and capital requirements for the next twelve months, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and the clients we target, our ability to comply with the terms of our client agreements without being impacted by penalty provisions set forth therein, the benefits of certain technologies we have acquired or plan to acquire and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

Some factors that could prevent us from achieving our goals—and cause the assumptions underlying the forward-looking statements and our actual results to differ materially from those expressed in or implied by those forward-

looking statements—include, but are not limited to, the following: (i) the competitive nature of the outsourced business services industry and our ability to distinguish our services from other outsourced business services companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (ii) economic, political or other conditions which could alter the desire of businesses to outsource certain sales and service functions and our ability to obtain additional contracts to manage outsourced sales and service functions; (iii) the cost to defend or settle litigation against us or judgments, orders, rulings and other developments in litigation against us; (iv) government regulation of the telemarketing industry, such as the Do-Not-Call legislation; (v) our ability to offer value-added services to businesses in our targeted industries and our ability to benefit from our industry specialization strategy; (vi) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (vii) equity market conditions; (viii) technology risks, including our ability to select or develop new and enhanced technology on a timely basis, anticipate and respond to technological shifts and implement new technology to remain competitive, as well as costs to implement these new technologies; (ix) the results of our operations, which depend on numerous factors including, but not limited to, the timing of clients’ teleservices campaigns, the commencement and expiration of contracts, the ability to perform in accordance with the terms of the contracts, the timing and amount of new business generated by us, our revenue mix, the timing of additional selling, general and administrative expenses and the general competitive conditions in the outsourced business services industry and the overall economy; (x) terrorist attacks and their aftermath; (xi) the outbreak of war, and (xii) our capital and financing needs.

All forward-looking statements included in this report are based on information available to us as of the date of this report, and we assume no obligation to update these cautionary statements or any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related to our Credit Facility as well as investments in short-term, interest-bearing securities such as money market accounts. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Interest earned on our cash balances is based on current market rates. Accordingly, a 1.0% change (100 basis points) in these rates would have resulted in net interest income and expense changing by approximately $48,000 and $102,000 for the three and nine months ended September 30, 2008 and by approximately $10,000 and $69,000 for the three and nine months ended September 30, 2007, respectively. Interest expense for the three and nine months ended September 30, 2008 and 2007, consists primarily of amortization of debt issuance costs associated with our Credit Facility. The interest rates in effect for the Credit Facility at any point in time approximate market rates; thus, the fair value of any outstanding borrowings approximates its reported value. In the past, management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider using these instruments to manage the impact of changes in interest rates based on management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

Foreign Currency Risk

We have operations in Canada, Ireland, the United Kingdom, Australia, Barbados, Mexico, the Philippines, India, Argentina and Costa Rica that are subject to foreign currency fluctuations. Our most significant foreign currency exposures occur when revenue is generated in one currency and corresponding expenses are generated in another currency. Currently, our most significant exposure has been with our Philippine operations, where revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in or Philippine pesos (PHP). We mitigate a portion of these exposures through foreign currency derivative contracts.

As our offshore production continues to increase, so does our exposure to the effects of changes in foreign currency rates. As described in Management’s Discussion and Analysis, had the foreign currency exchange rates for the nine months ended September 30, 2007 been in effect for the for the nine months ended September 30, 2008, the impact on our operating results for the nine months ended September 30, 2008 would have been as follows: revenue would have decreased by $6.8 million; cost of services would have decreased by $9.0 million; and SG&A costs would have decreased by $4.0 million. Combined, these effects would have resulted in an increase of $6.2 million in our pre-tax income, before the effects of hedging transactions. Had the currency exchange rates for the first nine months of 2007 been in effect for the first nine months of 2008, we would not have received the $3.3 million of hedging gains; thus, after giving consideration to our hedging transactions, our pre-tax income would have increased by approximately $3.0 million.

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $1.2 million and $3.6 million on our pretax earnings for the three and nine months ended September 30, 2008 and an impact of approximately $1.6 million and $3.7 million for three and nine months ended September 30, 2007.

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

ICT GROUP, INC.

Date: November 7, 2008	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and
Chief Executive Officer

Date: November 7, 2008	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President, Corporate Finance,
Chief Financial Officer and Assistant Secretary