Form 10-K
period 2008-12-31
ICT GROUP INC
filed 2009-03-16
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-20807

ICT GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2458937
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Brandywine Boulevard Newtown, PA	18940
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (267) 685-5000

Title of Each Class Common Stock, $0.01 par value	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $77,737,156. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on The Nasdaq Global Market on June 30, 2008. For purposes of this calculation only, the registrant has defined affiliates as consisting solely of all directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant’s Common Stock outstanding as of March 6, 2009, was 16,001,364.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2009 Annual Meeting of Shareholders, to be filed no later than April 30, 2009, are incorporated by reference in Part III hereof.

Unless the context indicates otherwise, “ICT Group,” “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and where appropriate, one or more of its subsidiaries.

ICT GROUP, INC.

FORM 10-K ANNUAL REPORT

For Fiscal Year Ended December 31, 2008

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to the appropriateness of our reserves for contingencies, the realizability of our deferred tax assets, our restructuring reserves, our positions regarding our critical accounting policies, our ability to finance our operations and capital requirements into 2010 and beyond, our expectation regarding work opportunity tax credits, our share-based awards, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and customers, our expectation to grow through both internal expansion and selective acquisition, the benefits of certain technologies we have acquired or may acquire in the future and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, the adequacy of our current facilities and the availability of additional or alternative space, our dividend policy, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. All forward-looking statements included in this report are based on information available to us as of the date of this report, and we assume no obligation to update these cautionary statements or any forward-looking statements.

PART I

ITEM 1.	BUSINESS

We are a leading global provider of outsourced customer management and business process outsourcing (BPO) solutions. Our comprehensive mix of customer service, technology and back-office solutions includes: customer care/retention, cross-selling/upselling, technical support and collections, database marketing, data entry/management, e-mail response management, remittance processing and other back-office business processing services.

We also offer a comprehensive suite of BPO technologies, which are available on a hosted basis, for use by clients at their own in-house facilities, or on a co-sourced basis in conjunction with our fully integrated, multi-channel operations centers. These technologies include: interactive voice response (IVR) and advanced speech recognition (ASR), outbound alert notification/messaging, automatic call distribution (ACD) voice processing, Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing and Web self-help, for the delivery of consistent, quality customer care across multiple channels.

Industry Overview

Outsourced business services have evolved significantly in recent years. Competitive pressures, increased globalization, advancements in technology and an accelerating trend toward outsourcing have resulted in the demand for more complex, interactive and highly customized customer management and business process outsourcing solutions, using a combination of home-based, onshore, near-shore and offshore facilities. Outsourced service providers are often positioned more as a business “partner,” offering their clients value-added, efficiency and process improvement strategies rather than traditional commodity-based customer interaction and sales and service support applications.

Our Approach

We have distinguished ourselves in the industry with our targeted growth strategy, industry expertise, customer-oriented focus, comprehensive portfolio of services, substantial resources across global operations and technology infrastructure capable of supporting client-driven demand. We continue to expand our worldwide network of state-of-the-art operations centers in order to deliver globally integrated customer care, technology and BPO services to meet the specific needs of our clients.

With over 25 years of expertise in outsourced customer management services, ICT Group is well positioned for continued growth in a large and growing market. By leveraging our experienced Management team, proven business model, global infrastructure, operating and technology investments and expertise in target industries, Management intends to advance our position as a leading global supplier of integrated customer care, technology and back-office business process outsourcing solutions by:

Continuing to build our international presence, extending our right-shore service delivery strategy to our international units. Based on the success we have had in balancing our onshore and offshore delivery options for U.S. clients, we plan to drive production from our European and Australian markets to our lower-cost offshore facilities, reducing in-country contact center operations in those locations, while maintaining an in-country sales presence. Additionally, we intend to continue to invest in the growth of our Latin American operations, which provide offshore alternatives as well as onshore market opportunities.

Leveraging and Strengthening our Vertical Market Expertise. We have historically targeted specific markets based on our vertical expertise and recognition of important industry-specific trends. Our Management believes that these vertical markets have both improving demand characteristics and increased outsourcing needs, which offer strong growth opportunities. Currently, we are focused on exploiting new business opportunities in the financial services and insurance, technology and telecommunications, healthcare, energy services, business and consumer products and services and Government markets. We intend to use strategic relationships to develop new business in these targeted verticals as well as to explore and develop new vertical markets.

Implement Technology and Process Enhancements to Reduce Operating Costs and Improve Efficiency. We plan to further develop and invest in our use of enabling technologies designed to reduce operating costs and improve performance and efficiency. In addition to continuing the migration of a portion of our IT/programming, quality verification and selected other corporate support functions to lower-cost offshore geographies, we plan to continue to invest in the development of such enabling technologies as: agent recruitment software, centralized workforce management, eLearning, digital call recording and voice mining.

Broadening our Services Platform. We believe that large multinational companies are looking for a broader complement of services from their external service providers. We plan to focus on accelerating the growth of our back-office customer relationship management (CRM) services, leveraging our existing infrastructure to provide clients with optimal flexibility, scalability and choice in their outsourced business services initiatives. We continue to increase revenue from our IVR services for both inbound response and outbound alert notification applications. We also provide back-office data entry/management, document imaging and scanning, mailroom operations support, remittance processing and e-mail response management services. Additionally, we intend to invest in growing new markets and services, such as collections, dispatch, scheduling and appointment setting, in relevant markets, consistent with projected increased demand for these services.

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

Our Services

Our services are provided through operations centers located across the globe and include customer care/retention, technical support, cross-selling/upselling and collections as well as database marketing, data entry/management, e-mail response management, remittance processing and other back-office business processing services and CRM technology hosting on behalf of customers operating in our target industries. Recent technological advancements have allowed us to better manage production output at each operations center by routing customer interactions to different centers depending on required skills and capacity. The technology assets may be located at a different physical location or country than the operations center. Accordingly, many of our operations centers are not limited to performing only one of the above-mentioned services. Rather, they can perform a variety of different services for a number of different customers/programs.

We offer the following services to our clients:

Customer Care Services and Technical Support. We provide outsourced customer care support services across a broad range of industries. In addition, we provide Tier I and Tier II technical support services for IT, telecommunications and consumer electronics companies, supporting both business-and consumer-based customers. Depending on client needs, we will assume sole or shared responsibility for the management of a client’s customer care operation—at the client’s facility or at one of our operations centers. Additionally, through our I-Home™ remote agent service delivery model, we offer clients added flexibility and home-shore solutions for their outsourced customer care and technical support applications. As of December 31, 2008, we had operations centers in the U.S., Canada, England, Mexico, Ireland, Australia, Argentina, Costa Rica and the Philippines, to provide these services for our clients. Certain operations centers in the U.S., Mexico and Costa Rica provide bilingual English and Spanish services. Certain operations centers in Canada provide bilingual English and French services. Our operations centers in Ireland provide pan-European, multilingual services supporting the European marketplace.

Cross-sell/Upsell. Our customer cross-sell/upsell business operation provides consumer-and business-based support activities primarily for clients in the financial services, insurance, technology and telecommunications industries. As of December 31, 2008, this business is supported by operations centers located throughout the U.S., Canada, Ireland, England, Australia, Argentina, Costa Rica, Mexico and the Philippines. Certain operations centers in the U.S. provide bilingual English and Spanish telesales. Certain operations centers in Canada provide bilingual English and French telesales. Our operations centers in Ireland provide pan-European, multilingual telesales supporting the European marketplace.

Marketing, Technology and BPO Solutions. We support businesses across a range of industries with voice analytics, database marketing, data entry/management, scanning and imaging, e-mail response management and remittance processing, and also provide a comprehensive suite of CRM technologies, including IVR and advanced speech recognition, ACD voice processing, e-mail management and processing, outbound alert messaging/notification and other contact management technologies. As of December 31, 2008, we supported our clients from operations centers located in the U.S., India and the Philippines. Our CRM technologies are available on a hosted basis for use by clients at their own in-house facilities, or on a co-sourced basis in conjunction with our fully integrated state-of-the-art customer operations centers.

Collections Services. Leveraging our over 20 years’ experience in outsourced customer care management services, we offer early stage collections services, focused primarily on the financial services, healthcare and communications industries. Clients can benefit from our live agent and pre-recorded automated outbound alert notification services as well as our cost-effective onshore, near-shore and offshore operations infrastructure for a variety of early stage collections services designed to reduce costs, improve efficiency and cure more delinquent accounts.

Additional financial information regarding our geographic areas is presented in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

Target Industries

Financial Services

We provide retail banks, mortgage companies, credit rating agencies, insurance carriers and other financial services organizations with a wide range of services, including early stage collections, consumer-and business-based cross-sell/upsell, active account generation, account balance transfer, account retention, insurance cross-sell/ upsell and customer service. Our Financial Marketing Services operation offers banking services, such as marketing and servicing home equity loans, lines of credit, loan-by-phone, checking and deposit account acquisition, mortgage loans and other traditional banking products.

Technology and Telecommunications

We provide customer service, technical support and customer cross-sell/upsell support for land line, cellular, cable and satellite services offered by major telecommunications companies.

Healthcare Services

We support pharmaceutical and medical device manufacturers, health insurance companies, hospitals and other healthcare-related suppliers, for a variety of patient care, member and provider support services applications. For example, we provide patient assistance for prescription savings programs, technical/product support for medical device manufacturers, member enrollment services for healthcare insurance companies and patient scheduling for hospitals.

Other

We provide customer service and retention, cross-sell/upsell and technology and back-office business processing support services for clients in the Government, retail, consumer products and energy industries. These applications include, but are not limited to: customer service, first-level customer technical support, customer care/retention and business-to-business lead generation.

Technology

We invest heavily in systems and software technologies designed to improve our operations productivity, thereby lowering the effective cost per call made or received, and to improve sales and customer service effectiveness by providing our service representatives with real-time access to customer and product information. We believe we were one of the first fully automated teleservices companies and among the first to implement predictive dialing technology and to provide collaborative Web browsing services and to provide VoIP capabilities.

Through a global implementation of VoIP, we have developed a redundant voice and data network infrastructure from our telecommunications vendors that can seamlessly route inbound and outbound voice traffic to our operations centers worldwide. Approximately 80% of our workstations are VoIP enabled in 2008.

We utilize a scalable set of UNIX and Windows processors to support our operations centers. The UNIX and Windows processors provide centralized list management, data consolidation, report generation and also interface with client order processing systems.

We use software to prepare scripts, manage, update and reference client data files, collect statistical transaction and performance data and assist in the preparation of internal and external reports. This software includes our proprietary list management system (LMS) as well as Siebel Systems Contact Management system. Our use of the Siebel Systems software as well as Oracle’s database management system provides a scalable and robust suite of applications to support our clients’ business needs. We also use a proprietary IVR system that runs on industry standard operating systems and interfaces with our telephony system through Intel’s Dialogic interface cards. This IVR system provides an automated method to handle voice calls and interfaces with Nuance, an industry-leading speech recognition system.

Quality Assurance, Personnel and Training

We place heavy emphasis on the delivery of quality service on calls made or taken on behalf of our clients. This is accomplished through extensive employee training and development programs, augmented with highly developed quality assurance personnel and solid business practices. Our quality assurance and training departments are responsible for the development, implementation and enforcement of policies and procedures used in operating the operations centers. The selection and training of telephone service representatives, training and professional development of operations center management personnel, monitoring of calls and verification and editing of all sales are performed through our Quality Assurance and Training organizations. Through our Quality Assurance department, our internal staff as well as the staffs of our clients, are able to perform real-time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations are recorded, with the customers’ consent, in order to verify the accuracy and authenticity of transactions. Additionally, we are able to provide our clients with immediate updates on the progress of an ongoing program. Access to this data allows our operations management and our clients to identify potential campaign shortfalls and to immediately modify or enhance the program. All of our operations centers have access to digital recording technology, which allows the consolidation of all verification activities into geographically centralized locations and effectively creates a “third-party” verification center. Verification results are available to our operations management and our client services management on a regularly-scheduled basis. Each center can access the recordings for review with supervisory staff or the service representative. ICT has implemented speech recognition software that has provided increased efficiency and overall effectiveness in our verification processes.

Our commitment to providing quality service is further illustrated by our certification to the ISO 9001:2000 standards, which are administered by the International Organization for Standardization and represent an international consensus on the essential features of a quality system to ensure the effective operation of a business. All domestic and international operations centers are ISO 9001:2000 compliant. Our ISO 9001:2000 certification is at the core of our Quality Management System, and is the key driver to our process driven, continuous improvement orientation. In 2007, we successfully obtained full certification as a Level 1 Service Provider under the Payment Card Industry (PCI) Data Security Standard. Our certification involved a complete audit with a 12-step approval process, ensuring that we have built and maintained a secure network, protected cardholder data, maintained a vulnerability management program, implemented strong access control measures, regularly monitored and tested networks and maintained an information security policy.

Employees

Management believes that a key driver of our success is the quality of our employees. We tailor our recruiting and training techniques toward the industries we serve. As part of the setup of each client program, service representatives receive a detailed review of each program in which they are to participate along with training regarding the background, structure and philosophy of the client that is sponsoring the program. As of December 31, 2008, we employed approximately 18,000 people. Except for our employees in Argentina, none of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Clients

We target those companies that we believe have the greatest potential to generate recurring revenue to the Company based on their ongoing customer management needs. At December 31, 2008, we provided our services to over 150 clients.

Our clients typically enter into multi-year contractual relationships that may contain provisions for early contract terminations. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Our services are generally based upon per-minute or hourly rates. On occasion, we perform services for which we are paid incentives based on performance.

For the year ended December 31, 2008, one of our customers, Rogers Communications, Inc., comprised 10% of our revenue. For each of the years ended December 31, 2007 and 2006, there were no customers which comprised more than 10% of our revenue. For the years ended December 31, 2008, 2007 and 2006, our top ten customers accounted for 47%, 49% and 48% of our total revenue, respectively.

Competition

The customer management and BPO services industry is very competitive and our principal competition in our primary markets comes from large service organizations, including, but not limited to publicly traded companies such as Convergys Corporation, Sykes Enterprises, TeleTech Holdings, Inc., APAC Customer Services, Inc. and StarTek, Inc. We also compete with numerous multi-line service companies and privately-held firms, some of which are of comparable size or larger than we are, as well as the in-house operations of many of our clients or potential clients. In addition, many businesses that are significant consumers of these services utilize more than one service firm at a time and may reallocate work among various firms from time to time. Some of this work is contracted on an individual project basis, with the result that we and other firms seeking such business are required to compete with each other frequently as individual projects are initiated.

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

Historically, our business tended to be strongest in the second half of the year due to higher call volumes associated with client sales and service activity in anticipation of the holiday season, while the first quarter often reflects a slowdown relating to the cessation of that activity. Our operating margins in the first quarter are typically lower due to higher payroll-related taxes with our workforce and other seasonal costs.

Our results in the third and fourth quarters of 2008 reflect $2.3 million and $6.4 million of restructuring charges recorded during those periods, respectively. Additionally, our fourth quarter results in 2008 reflects impairment charges of $14.5 million, of which $12.2 million was the impairment of goodwill and the remaining $2.3 million related to fixed assets. Our fourth quarter 2008 results also reflect the impact of the reversal of previously recognized Government grant income of $1.7 million.

Our results in the second, third and fourth quarters of 2007 reflect $3.8 million, $807,000 and $3.0 million of restructuring charges recorded during those periods, respectively. Our third quarter results in 2007 also reflect the impact of a valuation allowance recorded against our U.S. net operating losses. Refer to Note 9 for more information.

Government Regulation

Both the Federal and state Governments regulate telemarketing sales practices in the U.S. The Federal Telephone Consumer Protection Act of 1991 (the TCPA), enforced by the Federal Communications Commission (the FCC), imposes restrictions on unsolicited telephone calls to residential telephone subscribers and dictates when solicitation calls can occur and precludes the use of automated telephone dialing systems or artificial or pre-recorded voices to certain subscribers.

The Federal Trade Commission (FTC) administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the TCFAPA). Under the TCFAPA, the FTC adopted the Telemarketing Sales Rule (TSR), which prohibits deceptive, unfair or abusive practices in telemarketing sales. Generally, the TSR prohibits misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The TSR imposes limits on the use of predictive dialers, establishes limits on the permissible numbers of abandoned calls, and requires that telemarketers play a recorded message to all consumers who receive such calls. The TSR also limits the use of credit card account numbers and other consumer information, and require telemarketers to transmit caller identification information to consumers. The TSR reflects all the key components of the standards required by the Do-Not-Call Implementation Act (the DNC Act), which became effective in 2003. In addition to Federal regulation, activity at the state level regarding laws that impact the teleservices industry has intensified over the past several years. States have enacted a variety of laws regulating marketing via telephone. Do-not-call lists, restricted hours or days, registration, request to continue solicitation and no rebuttal laws are common in many states. States continue to evaluate telemarketing legislation. We cannot be assured that any new laws, if enacted, will not adversely affect or limit our current or future operations.

To manage our adherence to these requirements, we have an internal Compliance Committee as well as internal and external legal counsel to monitor our compliance. The impact of this legislation has lessened over the past few years as the volume of traditional telemarketing services has declined substantially relative to our other service offerings and is a trend we expect to continue.

In addition to the laws regulating telephone sales activities, there are federal and state laws governing consumer privacy, such as the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act. In addition, the USA PATRIOT Act imposes some requirements that affect some of our clients in the financial services sector.

The various industries that we serve are also subject to Government regulation. For example, our work on client programs involving the sale of insurance products implicates state licensing and regulatory requirements. In addition, our work on behalf of our pharmaceutical clients requires knowledge of Food and Drug Administration regulations regarding the reporting of adverse events. The early-stage, first party collections services we offer require us to comply with the Fair Debt Collection Practices Act (FDCPA). The FDCPA establishes specific guidelines and procedures for debt collectors to follow in communicating with customers.

Internationally, the various countries outside of the United States in which we have operations generally have less detailed regulatory frameworks for teleservices activities. Instead, many of these countries have laws and/or regulations for consumer privacy and the collection and use of consumer data. The most prominent of these is the European Union’s Data Privacy Directive.

In Canada, the Canadian Radio-Television and Telecommunications Commission enforces a variety of rules affecting the teleservices industry, including regulations on unsolicited communications via automatic dialing and announcing devices, and most recently the Canadian Do Not Call legislation. On January 1, 2004, the Personal Information Protection and Electronic Documents Act (“PIPEDA”), a federal law regulating the collection and use of an individual’s personal information, became effective. PIPEDA requires, among other things, the establishment of a privacy policy and procedure and the appointment of a privacy officer. Our legal and compliance groups are currently monitoring provincial legislative activity in this area, as PIPEDA permits individual provinces to enact their own, more stringent privacy laws.

Investor Information

You can access financial and other information on the “Investors” section of our website. The website address is www.ictgroup.com. We make available through our website, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (the SEC). In addition, we make available through our website, free of charge, copies of our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Conduct. To

the extent that there are any waivers of, or amendments to, either code, we intend to report the waiver or amendment in the “Investors” section of our website. These documents are also available in print form to any shareholder who requests them. Requests should be directed to the Legal Department of ICT Group, Inc., 100 Brandywine Boulevard, Newtown, PA 18940. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20459. You can contact the Public Reference Room at 1-800-SEC-0330. Because we file our documents electronically with the SEC, you can also access them at www.sec.gov.

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

RISKS RELATING TO OUR BUSINESS

The continuation of the current global economic downturn could continue to have a materially adverse effect on our revenue and profit margin.

Our financial results are impacted by the level of business activity of our clients. Economic slowdowns in some markets, particularly in the United States, have caused and may continue to cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. In 2008 and 2007, the downturn in the financial services markets caused by the financial credit crisis negatively impacted our consolidated results for each year. If our clients enter bankruptcy or liquidate their operations, our revenue and results of operations could be adversely affected. There can be no assurance that the continued weakening economic conditions throughout the world will not continue to adversely impact our results of operations and/or financial position.

We depend on particular industries for a majority of our revenue.

We currently generate a majority of our revenue from clients in the financial services industry, the technology and communications industry, and the healthcare industry. Our growth and financial results are largely dependent on continued demand for our services from clients in these industries and current trends in these industries to outsource certain business services. If any of these industries experiences a downturn, our clients in these sectors may do less business with us, or they may elect to perform the services provided by us in-house. In 2008 and 2007, the revenue generated from our clients in the financial services industry was negatively impacted by the financial credit crisis. If there are any trends in any of these industries to reduce or eliminate the use of outsourced business services, our financial results could be negatively affected. Our revenue by industry is as follows:

	For the years ended December 31,
	2008	2007	2006
Financial services	49%	49%	49%
Technology and Telecommunications	31%	29%	24%
Healthcare	11%	13%	20%
Other	9%	9%	7%

Our financial results may be impacted by risk associated with changes in foreign currency.

We conduct our business in various foreign currencies and are exposed to market risk from changes in foreign currency exchange rates which could impact our results of operations and financial condition. While we do attempt to mitigate some of this risk through hedging arrangements, we may not be successful to the extent that these arrangements are ineffective or not fully effective. We also are subject to certain exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. A significant change in the value of the dollar against the currency of one or more countries in which we operate may have a material adverse effect on our results of operations. While we enter into forward contracts and option contracts to hedge against the effect of exchange rate fluctuations, the foreign exchange exposure between the contracting and operating subsidiaries is not fully hedged.

Our contracts often are short-term or may be subject to early termination by our clients, which could cause our operating results to fluctuate.

While customer care services contracts are generally multi-year contractual relationships, those contracts often provide for early termination at the client’s discretion. Certain of those contracts require the client to pay a contractually agreed amount in the event of early termination, but others do not. We cannot assure you that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled program or for the revenue we may lose as a result of early termination.

Client consolidations could result in a loss of business.

Many of our clients are in industries that have experienced and may continue to experience consolidation and mergers. A consolidation or merger involving one of our clients could result in the reduction or loss of our existing business with that client, which could have an adverse impact on our operating results.

We generate a significant portion of our revenue from a small number of major clients.

For the year ended December 31, 2008, our top ten clients accounted for 47% of our total revenue. The loss of one of these clients or the failure to maintain the current service levels for these customers could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts are cancelable by the customer with limited notice, therefore these contracts do not necessarily ensure that we will generate a minimum level of revenue to cover our fixed operating costs.

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

We may not be able to manage our business effectively, which could adversely affect our results of operations.

Our future performance and profitability will depend on our ability to:

•	build our infrastructure to meet the demands of our clients;

•	successfully recruit, train and retain qualified personnel in a cost-effective manner;

•	maintain state-of-the-art technology to compete effectively in the outsourced business services industry;

•	effectively oversee and manage our operations centers as we expand geographically, including internationally;

•	effectively manage the growth and implementation of our customer operations centers;

•	successfully introduce newer cost-effective near-shore, offshore and home-shore outsourced business service solutions;

•	select and serve new vertical markets;

•	select and grow new service offerings to include enhanced technology, marketing and business process outsourcing services;

•	successfully integrate any acquired businesses;

•	manage our business in light of general economic conditions and conditions which may affect in particular our clients and other companies in the markets we serve;

•	manage our operating costs as we expand and grow our business.

If we are unable to keep pace with technological changes, our business will be harmed.

Our business is highly dependent on our computer and telecommunications equipment and software capabilities. Our failure to maintain the competitiveness of our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to:

•	expand our existing solution offerings;

•	achieve cost efficiencies in our existing customer operations centers;

•	introduce new solutions that leverage and respond to changing technological developments, and

•	keep current with technology advances.

There can be no assurance that technologies or services developed by our competitors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that the integration of automated customer support capabilities will achieve intended cost reductions. In addition, the inability of equipment vendors and service providers to supply equipment and services on a timely basis could harm our operations and financial condition.

Our results of operations may be subject to significant fluctuations.

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors, including:

•	the impact of foreign currency exchange rates on our international operations;

•	the commencement and expiration or termination of contracts;

•	our revenue mix;

•	the amount and timing of new business;

•	the impact of litigation and associated costs;

•	the financial strength of our clients and the collectibility of our receivables;

•	our ability to successfully open new operations centers, to expand existing operations centers, or to close operations centers in a timely fashion;

•	our ability to move client programs between operations centers and countries in an efficient manner;

•	the profitability of our international operations;

•	the timing of additional selling, general and administrative expenses;

•	our ability to resolve vendor and customer disputes in a timely manner and manage the costs associated with them;

•	competitive conditions in our industry;

•	the impact of adverse weather conditions or natural disasters;

•	our ability to maximize the utilization of our capacity in our operations centers;

•	our sources of pre-tax income, which are either domestic or international, will impact our overall effective tax rate, and

•	changes in statutory income tax rates and tax laws and expiration of tax holidays in the jurisdictions in which we operate.

Historically, our business tended to be strongest in the second half of the year due to higher call volumes and improved financial results of client sales and service activity in anticipation of the holiday season, while the first quarter often reflected a slowdown relating to the cessation of that activity. However, as we have increased our volume of service programs, these variations have lessened. Our operating margins in the first quarter are typically lower due to higher payroll-related taxes with our workforce and other seasonal costs.

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

We operate our business in various countries outside the United States, including Canada, Ireland, the United Kingdom, Australia, Mexico, India, Argentina, Costa Rica and the Philippines. As of December 31, 2008, over 75% of our employees were located outside the United States and they generated a significant amount of our revenue. U.S. companies, in particular, have created a demand for offshore outsourcing capacity. As a result, we expect to continue expansion through start-up operations and acquisitions in additional countries. Expansion of our existing international operations and entry into additional countries will require Management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, ensuring our compliance with the income tax holidays we currently benefit from, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent we experience these risks, our business and results of operations could be adversely affected.

Our profitability will be adversely affected if we do not maintain sufficient capacity utilization.

Our profitability is influenced significantly by how we utilize our workstation capacity. We attempt to maximize utilization during all periods. However, we typically experience significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. In addition, we have experienced, and in the future may experience, at least in the short-term, idle peak period capacity when we open a new customer interaction center or terminate or complete a large client program. From time to time we assess the expected long-term capacity utilization of our centers. Accordingly, we may, if deemed necessary, consolidate or shut down under-performing centers in order to maintain or improve targeted utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal customer interaction center capacity utilization.

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

Future acquisitions will involve risks.

While we historically have grown our business primarily through internal expansion, we may in the future seek to continue our growth through both internal expansion and selective acquisitions of companies that would augment our service offerings, facilitate our entry into new sectors and/or geographic markets and otherwise expand our business. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities, reach mutually agreeable terms with acquisition candidates or obtain additional financing, if amounts in excess of the availability under our existing credit facility are necessary to pay for any acquisitions that we undertake. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our Management’s time and resources. Future acquisitions could result in:

•	dilutive issuances of equity securities;

•	a decline in our operating results;

•	incurrence of debt and contingent liabilities;

•	recording of goodwill and other intangibles that could become impaired, or

•	other acquisition-related expenses.

Some or all of these items could have a material adverse effect on our business. In 2008, we recorded a goodwill impairment of $12.2 million, which eliminated all of our goodwill assets. Any businesses we acquire may not generate sales and profitability sufficient to justify our investment. If we fail to successfully integrate an acquired business, we may not be able to realize the synergies we anticipated in valuing that business. In addition, to the extent that consolidation becomes more prevalent in our industry, the prices for suitable acquisition candidates may increase to unacceptable levels and thus limit our ability to grow through acquisitions.

Future litigation may result in significant costs for defense purposes or for settlement purposes, both of which may not be covered by our current insurance programs. Litigation may also take away Management focus from the business and could significantly impact our financial results.

We disclose that our business, not unlike other businesses, may face litigation from time to time. Irrespective of the outcome of any potential lawsuits or potential actions, claims, or investigations relating to the same or any other subject matter, we may incur substantial defense costs and possibly settlement costs, which may not be covered in their entirety by insurance. Litigation may also take away Management focus from the business, which in addition to the costs that we may incur, could result in harm to our business, financial condition, results of operations and cash flows.

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

•

providers of other customer management and BPO formats and, in particular, other forms of direct marketing such as interactive shopping and data collection through television, the Internet and other media.

Many businesses that are significant consumers of BPO solutions use more than one BPO solutions firm at a time and reallocate work among various firms from time to time. We and other firms seeking to perform outsourced BPO solutions are frequently required to compete with each other as individual programs are initiated. We cannot be certain that we will be able to compete effectively against our current competitors or that additional competitors, some of which may have greater resources than we have, will not enter the industry and compete effectively against us. As competition in the industry increases, we may face increasing pressure on the prices for our services.

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

Our databases contain personal data of our clients’ customers, including credit card and healthcare information. Our data security procedures may not effectively address evolving security risks or address the security and privacy concerns of existing or potential clients. Any failures in our database security and privacy measures could adversely affect our business, financial condition and results of operations. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls and security with respect to that data, or otherwise mismanages or misappropriates that data, we could be exposed to legal liability, increase our expenses relating to the resolution of these breaches, negative publicity, and the potential loss of clients.

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

A Voting Trust controlled by John J. Brennan, our Chief Executive Officer, and his brother Donald P. Brennan, one of our directors, controls approximately 28% of our outstanding common stock. Additionally, John J. Brennan controls approximately 6% of our outstanding common stock through shares he personally owns and through voting agreements he has entered into with our employees. Eileen Brennan Oakley, daughter of Donald P. Brennan and Trustee of the 1996 and 1997 Brennan Family Trusts, controls approximately 7% of our outstanding common stock held by those Trusts. As a result, John J. Brennan, Donald P. Brennan and Eileen Brennan Oakley have substantial influence in determining the outcome of matters requiring shareholder approval.

Our stock price has been and may continue to be highly volatile.

From January 1, 2007, through February 27, 2009, the closing market price of our common stock fluctuated from a low of $2.82 to a high of $31.81. Because much of our common stock is owned by affiliates, the number of shares that is subject to daily trading on the market is limited. Therefore, the volatility of our stock price is exacerbated by relatively low trading volumes. The market price of our common stock may continue to be volatile and may be significantly affected by:

•	actual or anticipated fluctuations in our operating results;

•	announcements of new services by us or our competitors;

•	developments with respect to conditions and trends in our industry or in the industries we serve;

•	Governmental regulation;

•	publicly announced offers to merge with the Company or purchase the Company’s common stock;

•	general market conditions;

•	the loss of a significant client or a significant change in the volume of services or the locations at which we provide services to a client;

•	levels of liquidity in our stock’s trading volumes, and

•	other factors, many of which are beyond our control.

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

As of December 31, 2008, our corporate headquarters was located in Newtown, Pennsylvania in leased facilities consisting of approximately 105,000 square feet of office space rented under a lease that expires in 2017. In addition to the corporate headquarters staff, certain other divisional and operations personnel are located in the facility. We also lease all of the facilities used in our operations. These lease commitments expire generally between February 2009 and April 2014 and typically contain renewal options. Management believes that its existing facilities are suitable and adequate for our current operations, but additional facilities will be required to support growth. Management believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

The following table lists our various operating facilities and locations as of December 31, 2008.

Locations

Conway, AR; Morrilton, AR; Nogales, AZ; Lakeland, FL; Louisville, KY; Wilton, ME; Amherst, NY; Lancaster, OH; Allentown, PA; Bloomsburg, PA; Langhorne, PA (2); Lockhaven, PA; Horsham (PA), Spokane, WA; Cornerbrook, Newfoundland, Canada; St. John’s, Newfoundland, Canada; Miramichi, New Brunswick, Canada; Riverview, New Brunswick, Canada; St. John, New Brunswick, Canada; New Glasgow, Nova Scotia, Canada; Sydney, Nova Scotia, Canada; Lindsay, Ontario, Canada; Peterborough, Ontario, Canada; Sherbrooke, Quebec, Canada; Athlone, Ireland; Dublin, Ireland; London, U.K.; Sydney, Australia; Maitland, Australia; Mexico City, Mexico; Manila, Philippines (5); Cebu, Philippines; Cabanatuan, Philippines; San Jose, Costa Rica; Buenos Aires, Argentina; Hyderabad, India.

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

	High	Low
Fiscal 2008:
First Quarter	$12.26	$8.01
Second Quarter	11.51	8.20
Third Quarter	9.98	7.13
Fourth Quarter	7.92	2.82

Fiscal 2007:
First Quarter	$31.81	$17.50
Second Quarter	22.85	18.00
Third Quarter	18.77	13.31
Fourth Quarter	15.16	9.88

Holders:

As of March 6, 2009, there were 127 holders of record of the Company’s common stock, which does not reflect the number of shareholders whose shares are held in nominee or “street” name by brokers. On March 6, 2009, the closing sale price of the common stock as reported by The NASDAQ Global Market was $4.14.

Dividend Policy:

We have never declared or paid any cash dividends on our capital stock. Management currently intends to retain its earnings to finance future growth and working capital needs and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Additionally, our credit agreement limits the payment of dividends.

Performance Graph:

The graph below compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the peer group selected by the Company and of the Nasdaq Stock Market (U.S.) Index (the Nasdaq index). The Peer Group consists of APAC Customer Services, Inc., Convergys Corporation, Sykes Enterprises, Teletech Holdings, Inc. and StarTek, Inc. The Company believes that the Peer Group provides a better reference point for investors when evaluating the Company’s performance. The graph assumes that the value of the investment in the common stock of the Company, the stocks comprising the Nasdaq Index and the stocks comprising the Peer Group was $100 at January 1, 2004.

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008
ICT Group Inc	100.00	82.72	144.38	269.08	101.79	39.01
Customer Selected Stock List	100.00	83.51	92.82	143.11	109.58	53.62
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$428,177	$453,621	$447,912	$401,334	$325,529

Operating expenses:
Cost of services	264,975	287,267	273,618	244,572	194,365
Selling, general and administrative	165,281	164,701	155,435	141,601	123,559
Restructuring charges (1)	8,700	7,664	—	—	—
Asset impairment (2)	2,325	—	—	—	—
Goodwill impairment (2)	12,187	—	—	—	—
Litigation costs (recoveries) (3)	—	1,042	—	(3,611)	10,338

	453,468	460,674	429,053	382,562	328,262

Operating income (loss)	(25,291)	(7,053)	18,859	18,772	(2,733)
Interest expense (income), net	(128)	(627)	160	2,464	1,594

Income (loss) before income taxes	(25,163)	(6,426)	18,699	16,308	(4,327)
Income tax provision (benefit) (4)	(1,878)	5,383	1,888	4,133	(1,634)

Net income (loss)	$(23,285)	$(11,809)	$16,811	$12,175	$(2,693)

Diluted earnings (loss) per share	$(1.47)	$(0.75)	$1.11	$0.94	$(0.21)

Shares used in computing diluted earnings (loss) per share	15,850	15,773	15,164	12,964	12,571

(1) See Note 19 to the consolidated financial statements

(2) See Notes 4 and 5 to the consolidated financial statements

(3) See Note 13 to the consolidated financial statements

(4) See Note 9 to the consolidated financial statements

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$31,283	$30,244	$32,367	$10,428	$11,419
Working capital	61,382	79,591	79,523	56,881	48,739
Total assets	177,561	225,600	215,666	172,759	160,576
Long-term debt, less current maturities	—	—	—	35,000	39,000
Shareholders’ equity	119,501	167,189	161,145	81,012	68,948

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of outsourced customer management and business process outsourcing solutions. Our primary services include:

•	Customer Care Services (including customer care/retention, and technical support);

•

Marketing, Technology and Business Process Outsourcing (BPO) Solutions (including database marketing, data entry/management, e-mail response management, remittance processing and other back-office business processing services).

We also continue to provide telesales to our clients. However, as part of a realignment of our services we have limited our North American telesales efforts to accommodate demand from large strategic clients. We have also ceased providing our market research service offerings as part of this realignment.

We provide our services through operations centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, the Philippines, Costa Rica, India and Argentina. As of December 31, 2008, we had 41 operating centers from which we support clients primarily in the financial services, healthcare, telecommunications, information technology, business and consumer services, Government and energy services sectors.

Our domestic sales force is organized by specific industry verticals, which enables our sales personnel to develop in-depth industry and product knowledge. We also have sales operations in the U.K., Canada, Mexico, Australia and Argentina.

We invest heavily in systems and software technologies designed to improve productivity in order to lower the effective cost per contact made or received. Our systems and software technologies are also designed to improve our effectiveness by providing our agents with real-time access to customer and product information. We currently offer and/or utilize a comprehensive suite of business process outsourcing (BPO) technologies, available on a hosted basis for use by clients at their own in-house facilities or on a co-sourced basis in conjunction with our fully integrated, Web-enabled centers. Our technologies include automatic call distribution (ACD) voice processing, interactive voice response (IVR), advanced speech recognition (ASR), Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing, sales force and marketing automation, alert notification and Web self-help.

We believe that we were one of the first fully automated outsourced customer management services companies, and we were among the first such companies to implement predictive dialing technology, provide collaborative Web browsing services and utilize VoIP capabilities. Through our global implementation of VoIP, we have established a redundant voice and data network infrastructure that can seamlessly route voice traffic to our centers worldwide. We do not provide telecommunications or VoIP services to the general public.

Our clients typically enter into multi-year, contractual relationships that may contain provisions for early contract terminations. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Our services are generally priced based upon per-minute or hourly rates. On occasion, we perform services for which we are paid incentives based on performance. The nature of our business is such that we generally compete with other outsourced service providers as well as the retained in-house operations of our customers. This can create pricing pressures and impact the rates we can charge in our contracts.

Revenue is recognized as the services are performed, and is generally based on hours or minutes of work performed; however, certain types of revenue relating to upfront project set-up costs is deferred and recognized over a period of time, typically the length of the customer contract. The incremental direct cost associated with this revenue is also deferred over the same period of time. Some of our client contracts have performance standards, which can result in service penalties and other adjustments to monthly billings if the standards are not met. Any required adjustments to our monthly billings are reflected in our revenue on an as-incurred basis.

We have begun to refer to our revenue as either Core revenue or Non-Core revenue. Core revenue encompasses customer care, help desk support, technical support, database marketing, lead qualification, technology hosting, data processing, data entry, receivables management and other BPO activities. Non-Core revenue includes financial telesales for North American clients along with market research services. As of December 31, 2008, Management decided no longer to provide market research services.

Results for 2008 reflect the following:

•	Continued growth in the Philippines, where production hours increased by 32% compared to 2007 and comprised 43% of worldwide production as compared to 32% in 2007.

•	Overall production hours were flat in 2008 compared to 2007 as the declines in North American financial telesales and market research services were offset by the growth of our Core business volume.

•	Revenue declined and is partially due to offshore migration and partially due to the overall economic conditions.

•	Restructuring

•

We recorded restructuring charges in 2008 as we continued to “right-size” the organization to meet our client needs. The charges totaled $8.7 million and were comprised of ongoing lease obligations, severance and asset impairments.

•	Income taxes

•

Our income tax benefit of $1.9 million reflects the benefit of operating losses in Canada offset by valuation allowances of approximately $600,000 recorded in Canada and Ireland against deferred tax assets that we may not be able to realize as well as $300,000 of additional FIN 48 reserves recorded in Mexico.

•	Goodwill and asset Impairments

•	We recorded $12.2 million charge to writeoff all of our recorded goodwill.

•	In addition to impairment charges associated with our restructuring, we recorded $2.3 million of other assets impairments in the U.K., Ireland and Argentina.

•

We reversed approximately $1.2 million of grant income previously recognized against certain Government grants in the U.S. and Canada. We also recognized approximately $820,000 of grant income associated with new government grants we obtained in Canada. Grant income and expense for this grant is recorded through costs of services as a component of direct labor.

•	Facility expansion

•	During 2008 we opened our sixth and seventh operating centers in the Philippines and our second center in Argentina.

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

Some of these benefits, however, may be offset by the expanded training and associated costs we have incurred in the past and may continue to incur because of our service mix. Many of our customer care services require more complex and costly training processes and to the extent we cannot bill these amounts to our clients, our profitability may be impacted. In addition to the more complex training, the employees who work on our customer care programs are generally paid a higher hourly rate because of the more complex level of services they are providing.

We believe that our 2009 performance will be largely dependent on our ability to continue capturing new business, leveraging the investment we have made in our infrastructure, effectively managing the transition of domestic programs to offshore facilities, and by expanding our business service offerings. We believe that major corporations will continue to leverage the skills of companies like ours and that their outsourcing needs will continue to expand beyond the contact center services that currently comprise the large majority of our business. We plan to leverage our existing strength in the financial services, insurance, telecommunications and healthcare markets and provide additional business services to our customers. To capitalize on these opportunities, we will continue to enhance the technologies we use.

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

In order to provide our business services solutions, we may incur certain upfront project set-up costs specific to each customer contract. In certain instances, we can bill the customer for these costs; however, because the delivered item (project set-up services) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent we have billed these costs and there are no customer issues with collection, we will defer the project set-up costs and amortize such amounts over the program period, over the remaining contract term or until contract termination. The costs incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue. Deferred revenue totaled $5.7 million and $5.4 million as of December 31, 2008 and 2007, respectively. The current portion is included in accrued expenses and other liabilities with the non-current portion included in other liabilities in the accompanying consolidated balance sheets. The deferred revenue related to upfront project set-up costs was $5.0 million and $4.3 million as of December 31, 2008 and 2007, respectively. The current portion of the deferred cost associated with this revenue is included in prepaid expenses and other assets with the non-current portion included in other assets in the accompanying consolidated balance sheets. The deferred costs totaled $3.5 million and $2.9 million at December 31, 2008 and 2007, respectively. The balance of the deferred revenue represents customer prepayments as of December 31, 2008.

Our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force Issue (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”

Allowance for Doubtful Accounts

Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. Management continuously monitors collections and payments from customers and maintains an allowance for uncollectible accounts based upon our historical write-off experience and any specific customer collection issues that have been identified. Other items considered in estimating the allowance for uncollectible accounts include the age of the receivables, the financial status of our customers and general economic conditions. Because the allowance for uncollectible accounts is an estimate, it may be necessary to adjust the allowance for doubtful accounts if actual bad debt expense exceeds the estimated reserve. We are subject to concentration risks as certain of our customers, as well as certain of the industries we support, generate a high percentage of our total revenue and corresponding receivables. Accounts receivable, net of the allowance for doubtful accounts, was $65.2 million and $79.8 million as of December 31, 2008 and 2007, respectively, representing approximately 37% and 35% of total assets, respectively. Given the significance of accounts receivable to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are recorded as a result of business combinations. Prior to impairment, as of December 31, 2007 we had $13.1 million of goodwill. Although goodwill is no longer required to be amortized, we are required to perform an annual impairment review of our goodwill. This impairment review, which is performed in the fourth quarter of each year, is a discounted cash flow analysis using projected cash flows of the Company. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist that could indicate an impairment of our goodwill. During the fourth quarter of 2008, we recorded an impairment charge of $12.2 million against our goodwill, which resulted in a full impairment of our goodwill. The primary driver behind this impairment was the significant decline in our market capitalization during the fourth quarter of 2008. The impairment was computed using a valuation of the Company that was performed in the fourth quarter. This valuation was based on a discounted cash flow analysis and resulted in a fair valuation of the Company that was significantly below the book value of our shareholders’ equity at December 31, 2008. We also had $765,000 and $1.3 million of other intangible assets, net of amortization, at December 31, 2008 and 2007, respectively. An impairment of these assets could have a significant impact on our results of operations. An impairment exists when events have occurred or circumstances exist that would cause the fair value of these assets to fall below their carrying value. Other intangible assets are evaluated similar to other long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discussed below. For the years ended December 31, 2008, 2007 and 2006, there were no impairment charges related other intangible assets.

Impairment of Long-Lived Assets

We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of our long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. Some of the more important factors we consider include our financial performance relative to our expected and historical performance, significant changes in the way we manage our operations, negative events that have occurred, and negative industry and economic trends. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. For the years ended December 31, 2008, 2007 and 2006, we recorded impairment charges of $3.0 million, $1.1 million and $14,000, respectively. Net property and equipment as of December 31, 2008 and 2007 totaled $57.8 million and $70.7 million, respectively, representing approximately 33% and 31% of total assets, respectively.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, Management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized through future taxable income. We also have deferred tax assets relating to net operating loss (NOL) carryforwards for Federal and state tax purposes, foreign NOL carryforwards and Federal tax credit carryforwards. During 2007 it was determined that it was more likely than not the U.S. entity would not generate sufficient taxable income to realize its deferred tax assets. Accordingly, a full valuation allowance was placed against our U.S. deferred tax assets and in 2008 we did not provide income tax benefits on our U.S. operating losses. This will continue until we begin generating taxable income that will allow us to utilize those losses. At December 31, 2008, we have $13.1 million of U.S. NOL carryforwards which have a full valuation allowance recorded against them.

With respect to our state NOLs, we do not believe it is more likely than not that these deferred tax assets will be realized. At December 31, 2008, we have $41.9 million of NOL carryforwards relating to our foreign operations in Australia, Ireland, Argentina and the United Kingdom, resulting in a gross deferred tax asset of $12.6 million. Currently, Management does not expect to be able to utilize these NOLs to offset future taxable income, and therefore these deferred tax assets have a full valuation allowance recorded against them.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. We will continue to evaluate and assess the realizability of all deferred tax assets and adjust valuation allowances, if required in the future.

Restructuring Charges

For the years ended December 31, 2008 and 2007, we recorded $8.7 and $7.7 million of restructuring charges, pre-tax, in connection with a plan to reduce our overall cost structure and adapt to changing economic conditions in the current business environment by closing various operating centers prior to the end of their existing lease terms. The restructuring charges in 2008 included severance of $2.2 million, site closure costs totaling $5.9 million, which are primarily ongoing lease and other contractual obligations and the write-off of $693,000 of leasehold improvements and certain fixed assets. The restructuring charges in 2007 included severance of $521,000, site closure costs totaling $6.0 million and the write-off of $1.1 million of leasehold improvements and certain fixed assets.

During 2008 and 2007, we did not enter into any sublease arrangements. The cash payments recorded against the remaining accrual were related to the ongoing lease obligations.

Government Grants

We have historically earned income from Government grants, primarily in the U.S., Ireland and Canada. We recognize the grant income as we incur the related costs, primarily payroll, for which the grant is intended to compensate. Grant income is recorded as a reduction of the related expense in the consolidated statement of operations. If we have already incurred the costs, then we recognize grant income during the period in which the grant becomes a receivable or is collected. If there are additional conditions attached to the grant, we evaluate the conditions and only record income if there is reasonable assurance that we will comply with the conditions.

Many of our grants have conditions relating to the maintenance of specified levels of employees, with which we have the intent and ability to comply. To the extent we are not able to remain in compliance with the terms of certain of the grants, we may have to refund a portion of the grant. Grant receivables are recorded in prepaid expenses and other on our consolidated balance sheet.

During 2008, we reversed $835,000 of grant income previously recognized in 2007 relating to our participation in a grant program in Canada. This reversal reflects a change in estimate brought about by a change in the Canadian Government’s interpretation of qualifying services under the program. We initially recognized the grant based on agreement from the Canadian Government that our services qualified and that we would be entitled to claim the benefit as part of our annual income tax return filing. During the fourth quarter of 2008, the governmental department that is overseeing our program changed their interpretation of what type of services qualified and subsequently informed our Management that, pending additional support, they are re-evaluating our ability to secure any grant benefits under this program. While we believe we will be able to provide sufficient evidence that our services do qualify for grant benefits under this program, there can be no assurances that we will be successful in that effort. As a result, we have reversed the $835,000 in 2008.

During 2008, we reversed $400,000 of grant income associated with a U.S. grant that we had recognized in prior periods, but not yet collected due to certain claims not qualifying for the grant.

In 2008, we entered into a new grant in Canada for job creation. We received $1.4 million of grant proceeds, of which $820,000 was recognized as grant income in 2008 based on new jobs created to date. The remaining portion of the grant proceeds will be recognized over future periods based on our ability to maintain the jobs created.

During the fourth quarter of 2007, we reversed $344,000 of grant income recorded previously from a program in which we are participating in Ireland. The reversal was based on reductions in our employee base.

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

Share-Based Compensation

We follow SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) which requires that share-based awards be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

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

Results of Operations

The following is a discussion of the major categories set forth in the consolidated statement of operations.

(dollars in thousands)	2008	2007	2006	% change 2008 vs. 2007	% change 2007 vs. 2006
Revenue:	$428,177	$453,621	$447,912	-5.6%	1.3%
Core	369,589	361,451	342,037	2.3%	5.7%
Non-Core	58,588	92,170	105,875	-36.4%	-12.9%
Average Number of Workstations	13,435	13,020	11,396

We refer to our revenue as either Core revenue or Non-Core revenue. Core revenue encompasses customer care, help desk support, technical support, database marketing, lead qualification, technology hosting, data processing, data entry, receivables management and other BPO activities. Non-Core revenue includes financial telesales for North American clients along with market research services. As of December 31, 2008, Management decided no longer to provide market research services.

Fluctuations in our overall revenue over the past two years has been influenced by two key factors: (1) the migration of our service operations to lower-cost offshore centers, particularly in the Philippines, which have lower revenue rates per production hour and (2) the negative impact of the current downturn in the worldwide economy, which began in mid-2007 with the financial credit crisis in the U.S. and has expanded to most other major industry sectors. This downturn has significantly impacted our Non-Core services. Our U.S. clients in the financial services market significantly reduced their spending budgets for our services. Our Philippines operations continued to expand, handling 43% of our production hours in 2008 compared to 32% in 2007 and 24% in 2006.

Our overall revenue decline in 2008 was attributable to our Non-Core revenue, which decreased by over 36%. Our Non-Core revenue, which is made up primarily of U.S. financial telesales, accounted for 14% of total revenue for the year ended December 31, 2008, as compared to 20% for the year ended December 31, 2007. The decline in Non-Core revenue was significantly impacted by the downturn in the economy, continuing a trend which began in 2007. Conversely the growth in our Core revenue was driven by customer care and BPO services for our financial services clients, and accounted for 86% and 80% of total revenue for the years ended December 31, 2008 and 2007, respectively.

Total revenue per average workstation in production for 2008 decreased by 9% to $31,870 compared to $34,840 during 2007. The decrease is primarily due to our continued expansion in the Philippines where we have opened our sixth and seventh operating centers and the resultant lower revenue rates. Our production volume in the Philippines increased 32% from 2007 to 2008.

Our revenue growth in 2007 was attributable to our Core revenue, which had an increase of 6%. Our Core revenue accounted for 80% of total revenue for the year ended December 31, 2007, compared to 76% for the year ended December 31, 2006. Conversely, our Non-Core revenue accounted for 20% and 24% of total revenue for the years ended December 31, 2007 and 2006, respectively. Our Non-Core revenue was significantly impacted in 2007 by the decline in financial telesales business for credit card programs that occurred following the financial credit crisis that began midway through 2007.

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

Total revenue per average workstation in production for 2007 decreased by 11% to $34,840, compared to $39,304 during 2006. The decrease is primarily due to our continued expansion in the Philippines and the resultant lower revenue rates, as well as the growth of our business in Latin America, which is also priced lower than work performed in our domestic and other foreign centers.

As we continue to perform work for customers in international markets, our revenue will be impacted by fluctuations in foreign currency exchange rates. In 2008, changes in foreign exchange rates had a negative impact on total revenue of approximately $400,000 compared to 2007 and was primarily due to changes in the Canadian dollar and the British Pound Sterling. In 2007, changes in foreign exchange rates had a positive impact on total revenue of $6.6 million compared to 2006 and was primarily due to changes in the Canadian dollar and Australian dollar.

(dollars in thousands)	2008	2007	2006	% change 2008 vs. 2007	% change 2007 vs. 2006
Cost of Services:	$264,975	$287,267	$273,618	-7.8%	5.0%
Labor costs	197,211	211,092	195,769	-6.6%	7.8%
Telecom costs	19,952	21,786	22,225	-8.4%	-2.0%
Other direct costs	47,812	54,389	55,624	-12.1%	-2.2%
Total Cost of Services as a Percentage of Revenue	61.9%	63.3%	61.1%
Production Hours (in thousands)	20,252	20,300	18,260

Our cost of services consists primarily of direct labor costs associated with our customer service representatives and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance, other billable labor and support services costs.

In 2008, the decrease in our cost of services over 2007 was driven primarily by direct labor cost decreases directly attributable to increased offshore production hours. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour decreased in 2008 to $9.74 from $10.40 in 2007. This trend is due to the increasing volume of services performed in lower-wage, offshore operations centers. Our labor cost per production hour reflects a decline in wage rates of 2%.

During 2008, we were able to reduce our telecom costs to $0.99 per production hour from $1.07 per production hour in 2007, despite flat volume usage. This was accomplished primarily through obtaining rate reductions from the telephony carriers we use. Also during 2008, we were able to reduce other direct costs as compared to 2007, primarily as a result of a decrease of $2.3 million in our quality assurance costs and a decline of $2.6 million in other client-billable expenses.

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

During 2007, we were able to reduce our telecom costs to $1.07 per production hour from $1.22 per production hour in 2006. This was accomplished primarily through obtaining rate reductions from the telephony carriers we use. Also during 2007, we were able to reduce other direct costs as compared to 2006, primarily as a result of a decrease in our reliance upon third party billable labor.

We expect foreign currency exchange rates to continue to impact of cost of services. In 2008, foreign exchange rates had a negative impact by increasing our costs of services $1.4 million over 2007. In 2007 foreign exchange rates had a negative impact on our costs of services of $9.1 million over 2006. However, the primary reason for the increase in direct labor cost overall in 2007 compared to 2006, was the increased volume of production hours necessary to support our client demand.

(dollars in thousands)	2008	2007	2006	% change 2008 vs. 2007	% change 2007 vs. 2006
Selling, General & Administrative Expenses:	$165,281	$164,701	$155,435	0.4%	6.0%
Salaries, benefits and other personnel-related costs	69,079	68,932	65,382	0.2%	5.4%
Facilities and equipment costs	58,531	58,782	53,163	-0.4%	10.6%
Depreciation and amortization	26,144	26,420	23,662	-1.0%	11.7%
Other SG&A costs	11,527	10,567	13,228	9.1%	-20.1%

Total SG&A as a Percentage of Revenue	38.6%	36.3%	34.7%

Selling, general and administrative (SG&A) expenses are primarily comprised of salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization.

SG&A expenses were relatively unchanged in total for 2008 as compared to 2007. Our 2008 results reflect a full-year amount of facilities costs associated with our fourth and fifth operations centers in the Philippines which opened in 2007 and partial-year costs for our sixth and seventh centers, which offset the elimination of facilities costs achieved through our 2007 restructuring. Approximately 50% of our SG&A expenses were incurred in foreign locations, which are subject to changes in foreign exchange rates. Foreign exchange rates had a negative impact on SG&A expenses of $700,000 in 2008 compared to 2007. Foreign exchange rate fluctuations will continue to have an impact on our results. As a percentage of revenue, our SG&A expenses increased in 2008 from 2007, primarily as a result of our declining revenue.

SG&A expenses increased by $9.3 million in 2007 compared to 2006, primarily as a result of increased facilities costs, primarily rent expense, and depreciation of our fixed assets. During 2007, we opened two new facilities in the Philippines and one new facility in Quebec, Canada. Our 2007 results also reflect a full-year amount of facilities costs associated with our third operations center in the Philippines which opened in 2006 as well as a full year of facilities costs associated with our operation in Argentina. Salaries and benefits costs increased primarily due to full-time headcount increases as well as increases in base wage rates. Approximately 45% of our SG&A expenses were incurred in foreign locations, which are subject to changes in foreign exchange rates. Foreign exchange rates had a negative impact on SG&A expenses of $4.5 million in 2007 compared to 2006. Foreign exchange rate fluctuations will continue to have an impact on our results. As a percentage of revenue, our SG&A expenses increased in 2007 from 2006, primarily as a result of our offshore expansion which increased our facilities costs and our depreciation costs.

(dollars in thousands)	2008	2007	2006	% change 2008 vs. 2007	% change 2007 vs. 2006
Restructuring Charge:	$8,700	$7,664	$—	13.5%	n/a

During 2008 and 2007, we recorded restructuring charges in connection with our plans to transition our business to better meet our customers’ needs, reduce our overall cost structure by closing various operating centers prior to the end of their existing lease terms and adapt our business to the current economic environment. The restructuring charge in 2008 included severance of $2.2 million, site closure costs totaling $5.9 million, which are primarily ongoing lease and other contractual obligations and the write-off of $693,000 million of leasehold improvements and certain fixed assets. The restructuring charge in 2007 included severance of $521,000, site closure costs totaling $6.0 million and the write-off of $1.1 million of leasehold improvements and certain fixed assets. At December 31, 2008, the remaining accrual associated with these charges was $7.6 million, representing primarily ongoing lease obligations and facility exit costs.

(dollars in thousands)	2008	2007	2006	% change 2008 vs. 2007	% change 2007 vs. 2006
Asset Impairment	$2,325	$—	$—	n/a	n/a
Goodwill Impairment	$12,187	$—	$—	n/a	n/a
Litigation Costs	$—	$1,042	$—	-100.0%	n/a

During the fourth quarter of 2008, we recorded an impairment charge of $12.2 million against our goodwill, which resulted in a full impairment of our goodwill. The primary driver behind this impairment was the significant decline in our market capitalization during the fourth quarter of 2008, which was significantly below the book value of our shareholders’ equity at December 31, 2008. In addition to the goodwill impairment, we also impaired $2.3 million of long-lived assets in Australia, the U.K. and Ireland. While we continue to utilize these assets in our operations, the present value of the expected cash flows from the use of these assets exceeded the carrying value of the assets.

Our litigation costs for the year ended December 31, 2007 were incurred as part of the settlement of litigation with a broker formerly engaged by the Company, which was reached during the second quarter of 2007. The costs incurred during 2007 were comprised of the $825,000 settlement amount and associated legal fees of $217,000.

(dollars in thousands)	2008	2007	2006	% change 2008 vs. 2007	% change 2007 vs. 2006
Interest Expense:	$(407)	$(257)	$(940)	58.4%	-72.7%
Interest Income:	$535	$884	$780	-39.5%	13.3%

Included as part of interest expense for 2008, 2007 and 2006, respectively, are $287,000, $180,000 and $180,000 relating to amortization of the deferred financing costs. We amended our Credit Facility in December 2008, which required us to expense a portion of deferred financing costs in addition to our normal amortization. The remaining amount of interest expense represents interest on borrowings under our Credit Facility. The decreases in interest income during 2008, 2007 and 2006 are largely due to lower interest rates, as our cash balances have remained at relatively consistent levels for each reporting period.

(dollars in thousands)	2008	2007	2006	% change 2008 vs. 2007	% change 2007 vs. 2006
Income Tax Provision (Benefit):	$(1,878)	$5,383	$1,888	-134.9%	185.1%

Our income tax provision decreased by $7.3 million in 2008 and increased by $3.5 million in 2007, compared to the respective comparable prior year periods. For each year presented, our effective rate is significantly impacted by the fact that a significant amount of the Company’s pre-tax profit was generated in the Philippines, which was not subject to income tax as a result of incentive tax holidays.

Our 2008 effective rate reflects $2.8 million of income tax benefits recorded against current year operating losses with our Canadian operations. We have recorded this benefit as we have an ability to amend prior year returns and recover the taxable losses generated in 2008. We continue to record a full valuation allowance against operating losses recorded in the U.S. and Australia. Offsetting these tax benefits are income tax expenses recorded in Mexico.

Our 2007 effective tax rate reflects a full valuation allowance recorded against our U.S. net deferred tax assets. In 2007, the downturn in the financial credit markets had a significant impact on our clients in the financial services industry. We determined that it was more likely than not the U.S. entity would not generate sufficient taxable income to realize its deferred tax assets. Accordingly, a full valuation allowance of $3.0 million was placed against our U.S. net deferred tax assets.

Our 2006 effective tax rate is impacted by $1.2 million of work opportunity tax credits, which resulted in an income tax benefit of $776,000. The U.S. Federal Government renewed legislation in the fourth quarter of 2006 to continue this credit program.

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

Historically, our business tended to be strongest in the second half of the year due to higher call volumes in anticipation of the holiday season, while the first quarter often reflected a slowdown relating to the cessation of that activity. Our operating margins in the first quarter are typically lower due to higher payroll-related taxes with our workforce and other seasonal costs.

Our results in the third and fourth quarters of 2008 reflect $2.3 million and $6.4 million of restructuring charges recorded during those periods, respectively. Additionally, our fourth quarter results in 2008 reflects impairment charges of $14.5 million, of which $12.2 million was the impairment of goodwill and the remaining $2.3 million related to fixed assets. Our fourth quarter 2008 results also reflect the impact of the reversal of previously recognized Government grant income of $1.7 million.

Our results in the second, third and fourth quarters of 2007 reflect $3.8 million, $807,000 and $3.0 million of restructuring charges recorded during those periods, respectively. Our third quarter 2007 results also reflect the impact of a valuation allowance recorded against our U.S. net operating losses. Refer to Note 9 for more information.

Liquidity and Capital Resources

At December 31, 2008, we had $31.3 million of cash and cash equivalents compared to $30.2 million at December 31, 2007.

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

Cash From Operations

Cash provided by operations in 2008, 2007 and 2006 was $27.1 million, $27.5 million and $34.8 million, respectively.

Cash from operations in 2008 was primarily generated by a net loss of $23.3 million, offset by various non-cash expenses of $43.8 million and positive changes in working capital of $6.6 million. The non-cash expenses included $26.1 million of depreciation and amortization, $15.2 million of asset impairments and non-cash share-based compensation of $2.1 million. The working capital changes were primarily due to a decrease in accounts receivable of $8.8 million, offset by decreases in other working capital accounts (exclusive of cash and cash equivalents) accounts of $2.2 million.

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

Credit Facility and Other Borrowings

In 2008 and 2007 we did not have any extended borrowings under our Credit Facility. In 2006, we repaid our outstanding borrowings of $35.0 million using proceeds from the equity offering we completed in April 2006.

On December 31, 2008, we entered into a Third Amendment (the “Third Amendment”) to our secured revolving credit facility (as amended by the Third Amendment, the “Credit Facility”), for which Bank of America, N.A., serves as Administrative Agent. Also party to the Third Amendment are several of our subsidiaries, which are guarantors of the Credit Facility, and the various lenders under the Credit Facility.

Under the Third Amendment, the total commitment under the Credit Facility was reduced from $125.0 million to $75.0 million. The Credit Facility continues to have a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings, as well as a $50.0 million accordion feature, which provides a mechanism for us to seek to increase the total commitment with new incremental commitments from existing or new lenders. The Credit Facility continues to have a maturity date of June 24, 2010. Borrowings under the Credit Facility remain collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. Various aspects of the manner in which these rates are determined have been modified by the Third Amendment. We have two borrowing options, either (1) a “Base Rate” option, under which the interest rate is calculated using the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate, or (c) the Eurocurrency Rate, as defined below, plus 1.50%, in each case plus a spread ranging from 0.25% to 1.50%, or (2) a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1.75% to 3.00%. The amount of the spread under each borrowing option depends on the ratio of consolidated funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, income taxes, depreciation and amortization, certain restructuring charges and certain other charges). As of December 31, 2008, we were in compliance with all covenants, as amended, and had no outstanding borrowings.

During 2007, our subsidiary in Argentina entered into a $700,000 short-term line of credit with a local bank for working capital needs. Any borrowings under this line of credit incur interest at an annual rate of 15%, which reflects the current market rate in Argentina. During 2007 we borrowed $524,000 to satisfy working capital needs. These amounts were repaid by the end of 2007. This line of credit was terminated during 2008.

Equity Transactions

During 2008 and 2007, respectively, we received $297,000 and $435,000 in proceeds from the exercise of employee stock options, which comprised the majority of our cash flow from financing activities. We also paid $160,000 and $51,000 during 2008 and 2007, respectively, to satisfy minimum income tax withholding requirements, for which we withheld shares from vested awards. During 2006, we received $5.2 million in proceeds from the exercise of employee stock options, which also resulted in $3.8 million of positive cash flow from related income tax benefits.

In April 2006, we completed a registered public offering of our common stock. We sold 2,350,000 shares and generated proceeds of $53.1 million, net of underwriting discount and offering costs. A portion of these proceeds was used to repay amounts outstanding under our Credit Facility, which at the time was $34.0 million

Litigation

In May 2007, we settled a contract claim with a broker with whom we executed an agreement in June 2001. The settlement amount was $825,000. This amount was paid during 2007. We also incurred legal expenses totaling $217,000 during 2007.

Capital Expenditures and Business Combinations

In 2008, we spent $21.9 million on capital expenditures compared to $30.8 million and $25.9 million in 2007 and 2006, respectively. A portion of our capital expenditures is reflected in the workstations we add each year. We had 12,509 workstations in operation at December 31, 2008, compared to 13,710 workstations at December 31, 2007 and 12,719 at December 31, 2006.

In 2008, we reduced our net total workstations by 1,201. Included in this net reduction was the elimination of 1,440 workstations located in facilities that were part of our restructuring charge. We spent approximately $12.0 million on workstation expansion, which includes facility buildouts. The remainder of our capital expenditures related primarily to information technology hardware and software.

In 2007, we added a net total of 991 workstations. Included in this total was the elimination of 1,622 workstations located in facilities that were part of our restructuring charge. We spent approximately $19.0 million on workstation expansion, which includes facility buildouts. The remainder of our capital expenditures related primarily to information technology hardware and software.

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

Our operations will continue to require significant capital expenditures to support the growth of our business, although we are expecting our capital expenditures to decline during 2009. Historically, equipment purchases have been financed through cash generated from operations, the Credit Facility and our ability to acquire equipment through operating leases. We believe that cash-on-hand, together with cash flow generated from operations, the ability to acquire equipment through operating leases and funds available under our Credit Facility, will be sufficient to finance our current operations and planned capital expenditures at least into 2010. As of December 31, 2008, $20.5 million of our cash-on-hand resides in bank accounts in the Philippines and represents a portion of earnings relating to our Philippine subsidiary. To the extent we repatriate these earnings, we would be required to accrue and pay a withholding tax of 10-15% in the Philippines.

Commitments and Obligations

As of December 31, 2008, we are party to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from operations. We would also consider accessing the capital markets to meet our needs, although we can make no assurances that this type of financing would be available when we might need it. The table noted below presents a summary of these obligations and commitments:

Contractual Obligations:

	Payments Due By Period
(in thousands) Description	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases (1)	$71,488	$19,260	$28,618	$14,218	$9,392
Telephone contract commitments	2,846	2,250	596	—	—
Credit facility (2)	—	—	—	—	—

Total contractual obligations	$74,334	$21,510	$29,214	$14,218	$9,392

(1)

Includes facility and equipment operating leases, some of which call for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

(2)

At December 31, 2008, we did not have any borrowings outstanding under the Credit Facility. The amount of the unused Credit Facility at December 31, 2008 was $75.0 million. For additional information, see Note 8 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Our table of contractual obligations excludes purchase orders for merchandise and supplies in the normal course of business that are expected to be liquidated within 12 months.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” which modifies the accounting for mergers and acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations which are consummated after January 1, 2009. We are currently evaluating the future impacts and disclosures of this standard.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning January 1, 2009. Because SFAS No. 161 provides only disclosure requirements, the adoption of this standard will not have an impact on our results of operations, cash flows or financial position.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related to our Credit Facility as well as investments in short-term, interest-bearing securities such as money market accounts. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Interest earned on our cash balances is based on current market rates. Accordingly, a 1.0% change (100 basis points) in these rates would have resulted in net interest income and expense changing by approximately $100,000 and $268,000 for the years ended December 31, 2008 and 2007, respectively. Interest expense for the years ended December 31, 2008 and 2007 consists primarily of amortization of debt issuance costs associated with our Credit Facility. We did incur interest charges relating to the line of credit we established in Argentina during 2007. The interest rates in effect for the Credit Facility at any point in time approximate market rates; thus, the fair value of any outstanding borrowings approximates its reported value. In the past, Management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider using these instruments to manage the impact of changes in interest rates based on Management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

Foreign Currency Risk

We have operations in Canada, Ireland, the United Kingdom, Australia, Mexico, the Philippines, India, Argentina and Costa Rica that are subject to foreign currency fluctuations. Our most significant foreign currency exposures occur when revenue is generated in one foreign currency and corresponding expenses are generated in another foreign currency. Currently, our most significant exposure has been with our Philippine operations, where revenue is generated in U.S. dollars (USD) and the corresponding expenses are generated in Philippine pesos (PHP). We mitigate a portion of these exposures through foreign currency derivative contracts.

The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had a pre-tax impact of approximately $5.3 million and $4.8 million on our earnings for the years ended December 31, 2008 and 2007, respectively.

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

(c)	Attestation Report of the Registered Independent Public Accounting Firm

Our Independent Registered Public Accounting Firm has provided an attestation report with respect to our internal control over financial reporting, which is set forth in Item 8 of this Annual Report on Form 10-K and can be found on page F-3.

(d)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 2, 2009, Aegis Limited, a back-office unit of India’s Essar Group, publicly announced its interest in a transaction pursuant to which it would purchase the outstanding common stock of the Company at a price of $8 per share. On March 3, 2009, we announced that our Board of Directors met and determined that it would not be in the best interest of our shareholders to pursue this transaction and declined the offer.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference from our definitive proxy statement in connection with our 2009 Annual Meeting of Shareholders, to be filed no later than April 30, 2009 (the Proxy Statement).

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference from the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.1	ICT Group, Inc. 2006 Equity Compensation Plan, which amended the ICT Group, Inc. 1996 Equity Compensation Plan (Filed with Company’s Definitive Proxy Statement on April 17, 2006)+

10.2	ICT Group, Inc. 2006 Non-Employee Directors Plan, which amended the ICT Group, Inc. 1996 Non-Employee Directors Plan (Filed with Company’s Definitive Proxy Statement on April 17, 2006)+

10.3	ICT Group, Inc. Non-Qualified Deferred Compensation Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.4	Form of Voting Agreement between the Company and certain option holders (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))

10.5	Amended and Restated Shareholders Agreement among John J. Brennan, Donald P. Brennan, the Company and certain family trusts, dated October 16, 2000 (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.6	Employment Agreement between Vincent A. Paccapaniccia and the Company, dated August 24, 1998 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)+

10.7	Employment Agreement between Timothy F. Kowalski and the Company, dated July 7, 1997 (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.8	Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated January 2, 2002 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.9	Employment Agreement between Pam Goyke and the Company, dated September 11, 2000 (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)+

10.10	Employment Agreement between Dean Kilpatrick and the Company, dated May 5, 1995 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)+

10.11	Lease Agreement between Brandywine Operating Partnership, L.P., dated January 23, 2001 (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.12

Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated January 2, 2002 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.13	Employment Agreement between John L. Magee and the Company, dated August 1, 2002 (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.14

Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated October 1, 2002 (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.15	Amendment to Employment Agreement between Pam Goyke and the Company, dated October 1, 2002 (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.16

Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated October 1, 2002 (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.17	Employment Agreement between John Campbell and the Company, dated March 1, 2003 (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.18

Amendment to Employment Agreement between Timothy F. Kowalski and the Company, dated March 17, 2003 (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.19	Employment Agreement between Jeffrey Moore and the Company, dated November 7, 2003 (Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)+

10.20	Employment Agreement between Donald T. McCormick and the Company, dated December 1, 1999 (Filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)+

10.21	Employment Agreement between James Shannon and the Company, dated September 15, 2002 (Filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)+

10.22	ICT Group, Inc. Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2005)+

10.23	Description of Compensation of Non-Employee Directors (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)+

10.24

Employment Agreement between Janice A. Jones and the Company dated January 2, 2002, as amended on September 1, 2002 (Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)+

10.25

Amended and Restated Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated April 1, 2004 (Filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.26

Voting Agreement among John J. Brennan, Eileen Brennan Oakley and the Company, dated April 1, 2004 (Filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.27

Amended and Restated Credit Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as guarantors, the lenders named therein, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (Filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.28

Amended and Restated Security Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as grantors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.29

Amended and Restated Pledge Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as pledgors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.30

Settlement Agreement and Mutual Release, dated August 10, 2005, by and between ICT Group, Inc. with various Individual Insureds and National Union Fire Insurance Company, referred to as National Union (Filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.31

ICT Group, Inc. Non-Qualified Retirement Plan (The Basic Plan Document, Adoption Agreement and amendments thereto are Filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)+

10.32	ICT Group, Inc. 1996 Equity Compensation Plan Grant Form (Filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)+

10.33	Employment Agreement between John J. Brennan and the Company, dated March 13, 2006 (Filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated March 17, 2006)+

10.34	ICT Group, Inc. Long Term Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2006)+

10.35	ICT Group, Inc. 2006 Non-Employee Directors Plan Grant Form for Restricted Stock Units (Filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)+

10.36	ICT Group, Inc. 2006 Equity Compensation Plan Grant Form for Restricted Stock Units (Filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)+

10.37	Settlement Agreement and Release with A.S. Kleeman & Associates, Inc., dated May 18, 2007 (Filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.38	First Amendment to Credit Facility, dated as of December 20, 2007 (Filed as Exhibit 10.57 to the Company’s Annual report on Form 10-K for the year ended December 31, 2007)

10.39	Second Amendment to Credit Facility, dated as of June 13, 2008 (Filed as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.40	Third Amendment to Credit Facility, dated as of December 31, 2008 (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated January 6, 2009)

21	List of Subsidiaries *

23	Consent of KPMG LLP *

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

+	Compensation plans and arrangements for executives and others.
*	Filed herewith

Financial Statements and Financial Statement Schedules

See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICT GROUP, INC.
(Registrant)

Dated: March 13, 2009	By:	/s/ JOHN J. BRENNAN
John J. Brennan
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JOHN J. BRENNAN John J. Brennan	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 13, 2009

By:	/s/ VINCENT A. PACCAPANICCIA Vincent A. Paccapaniccia	Executive Vice President, Corporate Finance and Chief Financial Officer (principal financial and accounting officer)	March 13, 2009

By:	/s/ DONALD P. BRENNAN Donald P. Brennan	Vice-Chairman	March 13, 2009

By:	/s/ BERNARD SOMERS Bernard Somers	Director	March 13 2009

By:	/s/ JOHN A. STOOPS John A. Stoops	Director	March 13, 2009

By:	/s/ RICHARD R. ROSCITT Richard R. Roscitt	Director	March 13, 2009

By:	/s/ GORDON J. COBURN Gordon Coburn	Director	March 13, 2009

By:	Eileen S. Fusco	Director	March 13, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on June 4, 1996 (Registration No. 333-4150))

9.1

Amended and Restated Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated October 16, 2000 (Filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.1	ICT Group, Inc. 2006 Equity Compensation Plan, which amended the ICT Group, Inc. 1996 Equity Compensation Plan (Filed with Company’s Definitive Proxy Statement on April 17, 2006)+

10.2	ICT Group, Inc. 2006 Non-Employee Directors Plan, which amended the ICT Group, Inc. 1996 Non-Employee Directors Plan (Filed with Company’s Definitive Proxy Statement on April 17, 2006)+

10.3	ICT Group, Inc. Non-Qualified Deferred Compensation Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.4	Form of Voting Agreement between the Company and certain option holders (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 on April 26, 1996 (Registration No. 333-4150))

10.5

Amended and Restated Shareholders Agreement among John J. Brennan, Donald P. Brennan, the Company and certain family trusts, dated October 16, 2000 (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.6	Employment Agreement between Vincent A. Paccapaniccia and the Company, dated August 24, 1998 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)+

10.7	Employment Agreement between Timothy F. Kowalski and the Company, dated July 7, 1997 (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)+

10.8

Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated January 2, 2002 (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.9	Employment Agreement between Pam Goyke and the Company, dated September 11, 2000 (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)+

10.10	Employment Agreement between Dean Kilpatrick and the Company, dated May 5, 1995 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)+

10.11	Lease Agreement between Brandywine Operating Partnership, L.P., dated January 23, 2001 (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.12

Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated January 2, 2002 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)+

10.13	Employment Agreement between John L. Magee and the Company, dated August 1, 2002 (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

Exhibit No.	Description
10.14

Amendment to Employment Agreement between Vincent A. Paccapaniccia and the Company, dated October 1, 2002 (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.15	Amendment to Employment Agreement between Pam Goyke and the Company, dated October 1, 2002 (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.16

Amendment to Employment Agreement between Dean Kilpatrick and the Company, dated October 1, 2002 (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.17	Employment Agreement between John Campbell and the Company, dated March 1, 2003 (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.18

Amendment to Employment Agreement between Timothy F. Kowalski and the Company, dated March 17, 2003 (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)+

10.19	Employment Agreement between Jeffrey Moore and the Company, dated November 7, 2003 (Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)+

10.20	Employment Agreement between Donald T. McCormick and the Company, dated December 1, 1999 (Filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)+

10.21	Employment Agreement between James Shannon and the Company, dated September 15, 2002 (Filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)+

10.22	ICT Group, Inc. Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2005)+

10.23	Description of Compensation of Non-Employee Directors (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)+

10.24

Employment Agreement between Janice A. Jones and the Company dated January 2, 2002, as amended on September 1, 2002 (Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)+

10.25

Amended and Restated Voting Trust Agreement among John J. Brennan, Donald P. Brennan and the Company, dated April 1, 2004 (Filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.26

Voting Agreement among John J. Brennan, Eileen Brennan Oakley and the Company, dated April 1, 2004 (Filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.27

Amended and Restated Credit Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as guarantors, the lenders named therein, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (Filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.28

Amended and Restated Security Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as grantors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

Exhibit No.	Description
10.29

Amended and Restated Pledge Agreement, dated as of June 24, 2005, among the Registrant, certain subsidiaries of the Registrant named therein as pledgors, and Bank of America, N.A. as Administrative Agent (Filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.30

Settlement Agreement and Mutual Release, dated August 10, 2005 by and between ICT Group, Inc. with various Individual Insureds and National Union Fire Insurance Company, referred to as National Union (Filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.31

ICT Group, Inc. Non-Qualified Retirement Plan (The Basic Plan Document, Adoption Agreement and amendments thereto are Filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)+

10.32	ICT Group, Inc. 1996 Equity Compensation Plan Grant Form (Filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)+

10.33	Employment Agreement between John J. Brennan and the Company, dated March 13, 2006 (Filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated March 17, 2006)+

10.34	ICT Group, Inc. Long Term Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2006)+

10.35	ICT Group, Inc. 2006 Non-Employee Directors Plan Grant Form for Restricted Stock Units (Filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)+

10.36	ICT Group, Inc. 2006 Equity Compensation Plan Grant Form for Restricted Stock Units (Filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-k for the year ended December 31, 2006)+

10.37	Settlement Agreement and Release with A.S. Kleeman & Associates, Inc., dated May 18, 2007 (Filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.38	First Amendment to Credit Facility, dated as of December 20, 2007 (Filed as Exhibit 10.57 to the Company’s Annual report on Form 10-K for the year ended December 31, 2007)

10.39	Second Amendment to Credit Facility, dated as of June 13, 2008 (Filed as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.40	Third Amendment to Credit Facility, dated as of December 31, 2008 (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated January 6, 2009)

21	List of Subsidiaries *

23	Consent of KPMG LLP *

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

+	Compensation plans and arrangements for executives and others
*	Filed herewith

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, Management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

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

March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ICT Group, Inc.:

We have audited ICT Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ICT Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ICT Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ICT Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ICT Group, Inc.:

We have audited the accompanying consolidated balance sheets of ICT Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule, “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICT Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ICT Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 13, 2009

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,283	$30,244
Accounts receivable, net of allowance for doubtful accounts of $541 and $337	65,156	79,823
Prepaid expenses and other current assets	9,258	17,354
Income taxes receivable	2,994	451
Deferred income taxes	196	312

Total current assets	108,887	128,184

PROPERTY AND EQUIPMENT, NET	57,841	70,658
DEFERRED INCOME TAXES	3,946	5,147
GOODWILL	—	13,074
OTHER ASSETS	6,887	8,537

	$177,561	$225,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,640	$17,779
Accrued expenses and other current liabilities	33,432	26,712
Income taxes payable	885	2,691
Deferred income taxes	1,548	1,411

Total current liabilities	47,505	48,593

OTHER LIABILITIES	10,390	8,271
DEFERRED INCOME TAXES	165	1,547

COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 15,932 and 15,793 shares issued and outstanding	159	158
Additional paid-in capital	119,949	117,708
Retained earnings	8,689	31,974
Accumulated other comprehensive income (loss)	(9,296)	17,349

Total shareholders’ equity	119,501	167,189

	$177,561	$225,600

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2008	2007	2006
REVENUE	$428,177	$453,621	$447,912

OPERATING EXPENSES:
Cost of services	264,975	287,267	273,618
Selling, general and administrative	165,281	164,701	155,435
Restructuring charge	8,700	7,664	—
Asset impairment	2,325	—	—
Goodwill impairment	12,187	—	—
Litigation costs	—	1,042	—

	453,468	460,674	429,053

Operating income (loss)	(25,291)	(7,053)	18,859
INTEREST EXPENSE	(407)	(257)	(940)
INTEREST INCOME	535	884	780

Income (loss) before income taxes	(25,163)	(6,426)	18,699
INCOME TAX PROVISION (BENEFIT)	(1,878)	5,383	1,888

NET INCOME (LOSS)	$(23,285)	$(11,809)	$16,811

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(1.47)	$(0.75)	$1.14

Diluted earnings (loss) per share	$(1.47)	$(0.75)	$1.11

Shares used in computing basic earnings (loss) per share	15,850	15,773	14,713

Shares used in computing diluted earnings (loss) per share	15,850	15,773	15,164

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2006	12,789	$128	$51,791	$27,566	$1,527	$81,012
Exercise of stock options	591	6	5,172	—	—	5,178
Income tax benefit relating to share-based awards	—	—	3,848	—	—	3,848
Vesting of restricted share unit awards	4	—	—	—	—	—
Share-based compensation	—	—	1,791	—	—	1,791
Proceeds from equity offering, net of offering costs	2,350	23	53,031	—	—	53,054

Comprehensive income:
Net income	—	—	—	16,811	—	16,811
Currency translation adjustment	—	—	—	—	252	252
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(801)	(801)

Total comprehensive income						16,262

BALANCE, DECEMBER 31, 2006	15,734	157	115,633	44,377	978	161,145
Adoption of FIN 48	—	—	—	(594)	—	(594)
Exercise of stock options	42	1	434	—	—	435
Vesting of restricted share unit awards, net of shares withheld for minimum tax obligations	17	—	(51)	—	—	(51)
Share-based compensation	—	—	1,692	—	—	1,692

Comprehensive income:
Net loss	—	—	—	(11,809)	—	(11,809)
Currency translation adjustment	—	—	—	—	7,975	7,975
Unrealized gain on derivative instruments, net of tax	—	—	—	—	8,396	8,396

Total comprehensive income						4,562

BALANCE, DECEMBER 31, 2007	15,793	158	117,708	31,974	17,349	167,189
Exercise of stock options	72	0.7	296	—	—	297
Vesting of restricted share unit awards, net of shares withheld for minimum tax obligations	67	0.7	(160)	—	—	(159)
Share-based compensation	—	—	2,105	—	—	2,105

Comprehensive loss:
Net loss	—	—	—	(23,285)	—	(23,285)
Currency translation adjustment	—	—	—	—	(13,313)	(13,313)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(13,332)	(13,332)

Total comprehensive loss						(49,930)

BALANCE, DECEMBER 31, 2008	15,932	$159	$119,949	$8,689	$(9,296)	$119,501

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,285)	$(11,809)	$16,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,144	26,420	23,662
Share-based compensation	2,134	1,839	1,949
Deferred income tax expense (benefit)	14	753	(1,195)
Amortization of deferred financing costs	287	180	181
Asset impairments	3,017	1,134	14
Goodwill impairment	12,187	—	—
(Increase) decrease in:
Accounts receivable	8,764	7,072	1,052
Prepaid expenses and other	355	758	626
Other assets	1,262	(278)	(725)
Increase (decrease) in:
Accounts payable	(5,444)	(4,878)	373
Accrued expenses and other liabilities	5,701	2,716	(8,708)
Income taxes	(4,045)	3,631	722

Net cash provided by operating activities	27,091	27,538	34,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,903)	(30,840)	(25,942)
Proceeds from sale of equipment	—	41	—
Cash paid for acquired businesses, net of cash acquired	—	—	(10,955)
Settlement on derivatives	1,905	(1,003)	—

Net cash used in investing activities	(19,998)	(31,802)	(36,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	12,000	524	10,000
Payments on lines of credit	(12,000)	(524)	(45,000)
Proceeds from equity offering, net of offering costs	—	—	53,054
Payment of debt issuance costs	(173)	—	—
Proceeds from exercise of stock options	297	435	5,178
Withholding of restricted share units for minimum tax obligations	(159)	(51)	—
Tax benefit of stock option exercises	—	—	3,848

Net cash provided by (used in) financing activities	(35)	384	27,080

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(6,019)	1,757	(3,006)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,039	(2,123)	21,939
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	30,244	32,367	10,428

CASH AND CASH EQUIVALENTS, END OF YEAR	$31,283	$30,244	$32,367

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

Note 1:     BACKGROUND

ICT Group, Inc. (incorporated in the Commonwealth of Pennsylvania in 1987) and subsidiaries (the Company), is a leading global provider of outsourced customer management and business process outsourcing solutions. We provide a comprehensive mix of customer service, technology and back-office solutions includes customer care/retention, cross-selling/upselling, technical support and collections, database marketing, data entry/management, e-mail response management, remittance processing and other back-office business processing services. We manage customer operations centers in the U.S., U.K., Ireland, Canada, Australia, Mexico, Argentina, India, Costa Rica and the Philippines from which we support domestic and multinational corporations and institutions, primarily in the financial services, insurance, telecommunications, healthcare, information technology, Government, and energy services industries. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of property and equipment, the assessment of the recoverability of goodwill and intangible assets, valuation allowances for customer receivables, grant receivables and deferred income tax assets, restructuring accruals, litigation contingencies and the fair value of derivative instruments. Actual results could differ from those estimates.

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

In order to provide our business services solutions, we may incur certain upfront project set-up costs specific to each customer contract. In certain instances, we can bill the customer for these costs; however, because the delivered item (project set-up services) does not have stand alone value to the customer, revenue is deferred and recognized as services are provided over the contract term or until contract termination, should that occur prior to the end of the contract term. To the extent we have billed these costs and there are no customer issues with collection, we will defer the project set-up costs and amortize such amounts over the program period, remaining contract term or until contract termination. The costs incurred are deferred only to the extent of the amounts billed. Amounts collected from customers prior to the performance of services are also recorded as deferred revenue. Deferred revenue totaled $5.7 million and $5.4 million as of December 31, 2008 and 2007, respectively. The current portion is included in accrued expenses and other current liabilities with the non-current portion included in other liabilities in the accompanying consolidated balance sheets. The deferred revenue related to upfront project set-up costs was $5.0 million and $4.3 million as of December 31, 2008 and 2007, respectively. The current portion of the deferred cost associated with this revenue is included in prepaid expenses and other current assets with the non-current portion included in other assets in the accompanying consolidated balance sheets. The deferred costs totaled $3.5 million and $2.9 million at December 31, 2008 and 2007, respectively.

Our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”

Grant Income

We have historically earned income from Government grants, primarily in the U.S., Ireland and Canada. We recognize the grant income as we incur the related costs, primarily payroll, for which the grant is intended to compensate. Grant income is recorded as a reduction of the related expense in the consolidated statement of operations. If we have already incurred the costs, then we recognize grant income during the period in which the grant becomes a receivable or is collected. If there are additional conditions attached to the grant, we evaluate the conditions and only record income if there is reasonable assurance that we will comply with the conditions. Many of our grants have conditions relating to the maintenance of specified levels of employees, with which we have the intent and ability to comply. To the extent we are not able to remain in compliance with the terms of certain of the grants, we may have to refund a portion of the grant. Grant receivables are recorded in prepaid expenses and other on our consolidated balance sheet.

During 2008, we reversed $835,000 of grant income previously recognized in 2007 relating to our participation in a grant program in Canada, which we entered into during 2007. This reversal reflects a change in estimate brought about by a change in the Canadian Government’s interpretation of qualifying services under the program. We initially recognized the grant based on agreement from the Canadian Government that our services qualified and that we would be entitled to claim the benefit as part of our annual income tax return filing. During the fourth quarter of 2008, the governmental department that is overseeing our program changed their interpretation of what type of services qualified and subsequently informed our management that, pending additional support, they are re-evaluating our ability to secure any grant benefits under this program. While we believe we will be able to provide sufficient evidence that our services do qualify for grant benefits under this program, there can be no assurances that we will be successful in that effort. As a result, we have reversed the $835,000 in 2008.

During 2008, we reversed $400,000 of grant income associated with a U.S. grant that we had recognized in prior periods, but not yet collected due to certain claims not qualifying for the grant. In 2008, we entered into a new grant in Canada for job creation. We received $1.4 million of grant proceeds, of which $820,000 was recognized as grant income in 2008 based on new jobs created to date. The remaining portion of the grant proceeds will be recognized over future periods based on our ability to maintain the jobs created. During the fourth quarter of 2007, we reversed $344,000 of grant income recorded previously from a program in which we are participating in Ireland. The reversal was based on reductions in our employee base.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with purchased maturities of three months or less. Cash equivalents at December 31, 2008 and 2007 consisted of an overnight repurchase agreement and money market accounts.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents Management’s best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance based on historical write-off experience and any specific customer collection issues that have been identified. We review our allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Amounts charged to expense in 2008, 2007 and 2006 were $341,000, $359,000 and $475,000, respectively. We do not have any off-balance sheet credit exposure related to our customers.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the applicable assets using the straight-line method. The lives used are as follows:

Communications and computer equipment	3-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life

Depreciation and amortization expense relating to property and equipment was $25.6 million, $25.9 million and $23.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized and amortized over their estimated useful lives. Improvements made to our leased facilities are amortized into expense over the remaining lease term.

Under the provisions of Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize the costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and Management has authorized funding for the project, and it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) direct payroll and payroll-related costs relating to the time spent by employees on each internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We capitalized $700,000, $680,000 and $968,000 of costs during 2008, 2007 and 2006, respectively, which have been included in communications and computer equipment. These costs are amortized on a project-by-project basis over the estimated useful life, typically three years, beginning when the software is placed into operations and is ready for its intended purpose. At December 31, 2008 and 2007, there was $465,000 and $904,000, respectively, of capitalized costs associated with projects that are still in progress, and therefore are not currently being amortized.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are recorded in connection with business combinations (see Note 5). An impairment may exist when events have occurred or circumstances exist that would cause the fair value of these assets to fall below their carrying value. Although goodwill is no longer required to be amortized, we are required to perform an annual impairment review of our goodwill. This impairment review, which is performed in the fourth quarter of each year, is a discounted cash flow analysis using projected cash flows of the Company. Management has determined that we have one reporting unit for purposes of applying SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), based on our current reporting structure. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist which could indicate an impairment of our goodwill. For the years ended December 31, 2007 and 2006, there were no impairment charges taken against goodwill. In the fourth quarter of 2008 we recorded an impairment charge of $12.2 million against our goodwill, which resulted in a full impairment of our goodwill. The primary driver behind this impairment was the significant decline in our market capitalization during the fourth quarter of 2008. The impairment was computed using a valuation of the Company that was performed in the fourth quarter. This valuation was based on a discounted cash flow analysis and resulted in a fair value of the Company that was significantly below the book value of our shareholders’ equity at December 31, 2008. Other intangible assets are evaluated under the provision of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discussed below. There were no impairment charges taken against other intangible assets for the years ended December 31, 2008, 2007 and 2006.

Impairment of Long-Lived Assets

Under the provisions of SFAS No. 144, long-lived assets, such as property and equipment and intangible assets, are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to measure recoverability. If impairment is indicated, measurement of the impairment is based on the difference between the carrying value and fair value of the assets, generally determined based on the present value of expected future cash flows associated with the use of the asset. For the years ended December 31, 2008, 2007 and 2006, we recorded impairment charges of $3.0 million, $1.1 million and $14,000, respectively. Included in the asset impairment in 2008 and 2007 was $693,000 and $1.1 million, respectively of impairments associated with various facility closures included in restructuring charges in the accompanying statements of operations.

Restructuring Liabilities

We apply SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) to our management’s restructuring plans. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In 2008 and 2007, we experienced significant changes in our business environment which caused us to close certain centers and implement reduction in force programs to enhance future profitability.

A significant assumption used in determining the amount of estimated liability for closing delivery centers is the future lease payments on vacant centers, Under SFAS 146 we are required to make an estimate for potential sublease income to offset any lease obligations. We determine this based on our ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility, however, our ability to accomplish either is largely dependent on the current real estate market. The restructuring charges recorded in 2008 and 2007 did not assume any sublease income. To the extent we subsequently arrange for a lease termination or a sublease, the changes to our original estimates would be recorded in our consolidated statements of operations.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the position is sustainable, based on its technical merits. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date.

Derivative Instruments

Derivatives are financial instruments that are recorded at fair value on the consolidated balance sheet. We account for these derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Our derivatives are designated as cash flow hedges (see Note 18); therefore, to the extent the Company’s derivatives qualify for accounting as a hedging instrument, changes in fair value are recorded through accumulated other comprehensive income (loss) until settlement of the instrument, at which time gains and/or losses are realized. We apply SFAS No. 157 “Fair Value Measurements” in determining fair value. We do not use quoted prices in determining fair value. The fair value estimates we record, described in Note 18, are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation as well as counterparty credit risk. Because the changes in fair value are recorded on our consolidated balance sheet and also recognized through the consolidated statements of operations, we are subject to volatility in the securities markets.

Fair Value of other Financial Instruments

Other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and a line of credit. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values due to the short-term nature of those instruments. To the extent we have any outstanding borrowings under our line of credit, the fair value would approximate its reported value because our interest rate is variable and reflects current market rates.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We perform periodic evaluations of the relative credit standing of the financial institutions with which we do business. We maintain cash accounts that at times may exceed federally insured limits; however, we have not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that we are not exposed to any significant risks on our cash accounts. Accounts receivable are subject to the financial condition of our customers who operate in a variety of industries. We periodically evaluate the financial condition of our customers and generally do not require collateral. Although we are an international business, much of our customer base is located in North America and not necessarily in the offshore locations where we operate. Our allowance for doubtful accounts reflects current market conditions and Management’s assessment regarding the collectibility of our receivables.

Share-Based Compensation

We follow SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) which requires that share-based awards be accounted for using a fair value based method. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

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

In accordance with SFAS No. 123R, we record benefits associated with tax deductions that were in excess of compensation expense recognized for financial reporting purposes for stock options and other equity awards as a cash flow from financing activities. For the year ended December 31, 2006, we recorded approximately $3.8 million of tax benefits through financing activities. For the years ended December 31, 2008 and 2007, we did not record any tax benefits as the U.S. entity is in a net operating loss position with a full valuation allowance recorded against our net deferred tax assets. Accordingly, any tax deductions earned by the Company from stock option exercises or the vesting of other stock awards are not recorded until such time they can be used to offset taxable income on a future tax return. At December 31, 2008, all deferred tax benefits earned by the U.S. entity have a full valuation recorded against them. See Note 9 for more information on income taxes.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2008, 2007 and 2006, accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized gains and losses on outstanding derivative instruments.

As of December 31, 2008, 2007 and 2006, the accumulated balances for each classification of other comprehensive income (loss) were as follows:

	December 31,
(in thousands)	2008	2007	2006
Derivative instruments, net of tax	$(5,081)	$8,232	$(164)
Foreign currency translation adjustments	(4,215)	9,117	1,142

Accumulated other comprehensive income (loss)	$(9,296)	$17,349	$978

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” which modifies the accounting for mergers and acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations which are consummated after January 1, 2009. We are currently evaluating the future impacts and disclosures of this standard.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal periods beginning after as of January 1, 2009. Because SFAS No. 161 provides only disclosure requirements, the adoption of this standard will not have an impact on our results of operations, cash flows or financial position.

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

	For the years ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Net income (loss)	$(23,285)	$(11,809)	$16,811

Basic earnings (loss) per share:
Weighted average shares outstanding	15,850	15,773	14,713

Basic earnings (loss) per share	$(1.47)	$(0.75)	$1.14

Diluted earnings (loss) per share:
Weighted average shares outstanding	15,850	15,773	14,713
Dilutive shares resulting from common stock equivalents (1)	—	—	451

Shares used in computing diluted earnings (loss) per share	15,850	15,773	15,164

Diluted earnings (loss) per share	$(1.47)	$(0.75)	$1.11

(1)

Given the Company’s loss for the years ended December 31, 2008 and 2007, Diluted EPS is the same as Basic EPS as all common stock equivalents would be antidilutive. Accordingly, the dilutive effect of 55,000 and 230,000 shares resulting from stock equivalents in 2008 and 2007 is not included, respectively. For the year ended December 31, 2006, the dilutive effect of 194,000 shares resulting from common stock equivalents was not included as the result would be antidilutive.

Note 4:    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
(in thousands)	2008	2007
Communications and computer equipment	$174,712	$175,980
Furniture and fixtures	29,921	32,611
Leasehold improvements	46,005	42,381

	250,638	250,972
Less—Accumulated depreciation and amortization	(192,797)	(180,314)

	$57,841	$70,658

In accordance SFAS 144, we review all of our long-lived assets for impairment. Our analysis is based upon management’s estimates of future cash flow in the various jurisdictions in which we operate. During 2008 and 2007, we recorded impairment charges of $3.0 million and $1.1 million, respectively, on assets in U.S., Canada, Ireland the U.K. and Australia. For 2008, approximately $2.3 million of impairments relate to assets that are classified as being held and used by the business, however, the estimated ongoing cash flow did not support the net realizable value of these assets prior to the impairment. The remaining impairments relate to assets that are being disposed of and are associated with restructuring charges recorded in 2008 and 2007 (Note 19).

Note 5:     GOODWILL AND OTHER ASSETS

Goodwill and other assets consist of the following:

	December 31,
(in thousands)	2008	2007
Goodwill	$—	$13,074

Other Assets
Deposits	$4,206	4,100
Unrecognized tax benefit	779	665
Non-current portion of derivatives	—	1,646
Other intangible assets, net of accumulated amortization of $2,052 and $1,769	765	1,325
Non-current deferred costs	578	353
Deferred financing costs, net of accumulated amortization of $1,784 and $1,497	559	448

	$6,887	$8,537

In accordance with SFAS No. 142, we recorded an impairment charge of $12.2 million against our goodwill, which resulted in a full impairment of our goodwill. The primary driver behind this impairment was the significant decline in our market capitalization during the fourth quarter of 2008, which was significantly below the book value of our shareholders’ equity at December 31, 2008. Our impairment reviews are performed in the fourth quarter of each year, or on an interim basis, if necessary. Our analysis uses a discounted cash flow analysis from the projected cash flows of the Company and resulted in a fair value of the Company that was significantly below the book value of our shareholders’ equity at December 31, 2008. Management has determined that we have one reporting unit for purposes of applying SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), based on our current reporting structure.

Our deposits are primarily lease-related. At December 31, 2008, $2.4 million of the balance relates to facilities deposits in the Philippines, as compared to $2.2 million at December 31, 2007. The fair value of our outstanding derivatives is recorded as a liability at December 31, 2008.

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

Our intangible assets and the related accumulated amortization and net book value are as follows.

	December 31,
(in thousands)	2008	2007
Customer-related	$2,735	$3,004
Non-compete agreements	82	90

	2,817	3,094
Less: Accumulated amortization	(2,052)	(1,769)

	$765	$1,325

Amortization expense was $572,000, $540,000 and $344,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated amortization expense for intangible assets derived from business combinations for fiscal years 2009, 2010 and 2011 is $405,000, $350,000 and $10,000, respectively. There is no intangible amortization forecasted beyond 2011.

Deferred financing costs represent costs we incurred in renewing our Credit Facility (see Note 8). These costs are being amortized on a straight-line basis as interest expense over the five-year term of the agreement.

Note 6:     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2008	2007
Payroll and related benefits	$11,757	$13,872
Current portion of restructuring (Note 19)	4,873	3,072
Current portion of derivatives	5,071	—
Telecommunications expense	1,099	918
Sales and VAT taxes	2,084	2,993
Accrued facilities	1,777	236
Deferred revenue	4,904	4,888
Other	1,867	733

	$33,432	$26,712

Note 7:     OTHER LIABILITIES

Other liabilities consist of the following:

	December 31,
(in thousands)	2008	2007
Non-current portion of restructuring (Note 19)	$2,717	$1,085
Non-current deferred revenue	825	504
Non-current portion of derivatives	524	—
Accrued facilities	1,559	1,603
Liability for unrecognized tax benefits	4,765	5,079

	$10,390	$8,271

Note 8:     LINES OF CREDIT AND LONG-TERM DEBT

On December 31, 2008, we entered into a Third Amendment (the “Third Amendment”) to our secured revolving credit facility (as amended by the Third Amendment, the “Credit Facility”), for which Bank of America, N.A., serves as Administrative Agent. Also party to the Third Amendment are several of our subsidiaries, who are guarantors of the Credit Facility, and the various lenders under the Credit Facility.

Under the Third Amendment, the total commitment under the Credit Facility was reduced from $125.0 million to $75.0 million. The Credit Facility continues to have a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings, as well as a $50.0 million accordion feature, which provides a mechanism for us to seek to increase the total commitment with new incremental commitments from existing or new lenders. The Credit Facility continues to have a maturity date of June 24, 2010. Borrowings under the Credit Facility remain collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. Various aspects of the manner in which these rates are determined have been modified by the Third Amendment. We have two borrowing options, either (1) a “Base Rate” option, under which the interest rate is calculated using the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate, or (c) the Eurocurrency Rate, as defined below, plus 1.50%, in each case plus a spread ranging from 0.25% to 1.50%, or (2) a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1.75% to 3.00%. The amount of the spread under each borrowing option depends on the ratio of consolidated funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, income taxes, depreciation and amortization, certain restructuring charges and certain other charges). At December 31, 2008, we had no outstanding borrowings.

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. Several of these covenants have been modified by the Third Amendment. In addition, the Third Amendment adds a financial covenant that requires us to maintain certain minimum EBITDA levels. We are also required to pay a quarterly commitment fee which, as modified by the Third Amendment, ranges from 0.35% to 0.65% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. As of December 31, 2008, we were in compliance with all covenants, as amended.

For the years ended December 31, 2008, 2007 and 2006, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $100,000, $0 and $710,000, respectively.

At December 31, 2008, we had $559,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. In connection with the amendment, we incurred $397,000 of bank-related fees. These fees are being amortized into expense over the remaining term of the agreement, however, because we reduced our borrowing capacity we were required under generally accepted accounting principles to expense a ratable portion of the pre-existing deferred issuance costs to the reduction in borrowing capacity. Accordingly our interest expense for the year ended December 31, 2008 reflects an additional $104,000 of amortization expense. At December 31, 2008, there were no outstanding letters of credit. The amount of the unused Credit Facility at December 31, 2008 was $75.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. There were no other outstanding foreign currency loans nor were there any outstanding letters of credit at December 31, 2008.

Note 9:     INCOME TAXES

The components of income (loss) before income taxes are as follows:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Domestic	$(11,838)	$(19,355)	$(1,401)
Foreign	(13,325)	12,929	20,100

	$(25,163)	$(6,426)	$18,699

The provision for income taxes includes federal, state and foreign taxes payable and deferred taxes related to temporary differences between the financial statements and tax bases of assets and liabilities and operating loss and tax credit carryforwards. The components of the income tax provision are as follows:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Current:
Federal	$(380)	$1,097	$(636)
State	48	129	(41)
Foreign	(1,560)	3,404	3,760

	(1,892)	4,630	3,083

Deferred:
Federal	—	1,595	(1,224)
State	—	—	6
Foreign	14	(842)	23

	14	753	(1,195)

	$(1,878)	$5,383	$1,888

The appropriate income tax effect of each type of temporary difference is as follows:

	December 31,
(in thousands)	2008	2007
Deferred tax assets:
Accruals and reserves not currently deductible for tax	$5,927	$5,804
Federal tax credits	3,607	2,202
Federal net operating loss carryforwards	4,449	1,954
State net operating loss carryforwards	9,519	5,249
Foreign net operating loss carryforwards	12,569	12,351
Fixed assets and intangible assets	3,778	1,331
Other	1,926	1,702

Total deferred tax assets	41,775	30,593
Valuation allowance	(37,439)	(26,248)

Total deferred tax assets, net of valuation allowance	4,336	4,345

Deferred tax liabilities:
Prepaid expenses	1,907	1,698
Fixed assets and intangible assets	—	146

Total deferred tax liabilities	1,907	1,844

Net deferred tax assets	$2,429	$2,501

We operate internationally, within various tax jurisdictions, and face examinations from the various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Our Federal income tax returns are closed to examination by the Internal Revenue Service through the tax year 2003, with the exception of transfer pricing matters, which have a longer statute of limitations. State and other income tax returns are generally subject to examination for a period of three to four years after the filing of the respective returns. The state impact of any amended Federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. We are not currently under any income tax related examinations by the Internal Revenue Service or any state tax authorities, except for the State of New York, which is conducting an audit of our returns filed for fiscal years 2003, 2004 and 2005. Both our Canadian and Mexican subsidiaries are currently under audit for their 2003-2006 tax years, respectively. As of December 31, 2008, we have not been notified by any of the taxing authorities in whose jurisdictions we operate of any potential adjustments to any of our tax return filings, except in Mexico, where we are pursuing an administrative appeal to a tax assessment identified in one audit relating to our interim income tax payments.

FIN 48

On January 1, 2007, we adopted and applied the provisions of FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation, we recognized an increase in our liability for unrecognized income tax benefits of $594,000, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. With this adjustment, the total net liability for unrecognized tax benefits related to Federal, state and foreign taxes at January 1, 2007 was approximately $1.9 million, including estimated interest and penalties of $191,000. The amount, at implementation, if subsequently recognized, that would affect the effective tax rate is approximately $1.9 million. The balance at December 31, 2008, if subsequently recognized, that would affect the effective tax rate is $2.5 million.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

(in thousands)
Gross unrecognized tax benefits at January 1, 2007	$1,733
Increases related to current year tax positions	684
Increases related to prior year tax positions	2,717
Decreases related to prior year tax positions	(89)
Settlements	—
Reductions due to the lapse of the applicable statute of limitations	(11)

Gross unrecognized tax benefits at December 31, 2007	5,034
Increases related to current year tax positions	222
Increases related to prior year tax positions	22
Decreases related to prior year tax positions	—
Decreases due to the effects of foreign exchange translation	(518)
Settlements	—
Reductions due to the lapse of the applicable statute of limitations	(313)

Gross unrecognized tax benefits at December 31, 2008	$4,447

During the year ended December 31, 2008, we reduced our gross unrecognized tax benefits by $313,000 as a result of an expiring statute of limitation associated with certain tax credits received by the Company. As of December 31, 2008, we expect the liability for unrecognized tax benefits to change by approximately $432,000 during the next 12 months. It is possible, however, that other components of our unrecognized tax benefits may change within the next 12 months as a result of routine audits or of changes in judgment as new information becomes available related to our tax return positions. An estimate of the range of reasonably possible outcomes cannot be made at this time.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This liability is included in other liabilities on our consolidated balance sheet. At December 31, 2008, we have recorded $755,000 of estimated interest and penalties, of which $160,000 was recorded during 2008.

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

In 2007, we recorded full valuation allowance against our deferred tax assets in the U.S. Based upon changes related to downturn in the financial credit markets which had a significant impact on our clients in the financial services industry, and increased migration of client programs offshore, it was determined that it was more likely than not the U.S. entity would not generate sufficient taxable income to realize its deferred tax assets. Accordingly, we have continued to provide a valuation allowance against U.S. losses in 2008 and will continue to do so until such time that we begin generating taxable income to utilize those losses. At December 31, 2008, we have $13.1 million of U.S. net operating loss (NOL) carryforwards which have a full valuation allowance recorded against them. These NOLs expire between 2027 and 2028.

State Net Operating Losses:

A portion of our deferred tax asset relates to the income tax effect of NOL carryforwards for state tax purposes. Management does not believe it is more likely than not that these assets will be realized. Accordingly, we have recorded a valuation allowance of $9.5 million against these assets. This valuation allowance reflects an additional amount of $4.2 million that was recorded in 2008. The state net operating loss carryforwards expire at various dates between 2009 and 2028.

Foreign Net Operating Losses:

At December 31, 2008, we have $41.9 million of NOL carryforwards for tax purposes relating to our subsidiaries in Australia, Ireland, Argentina and our operation in the United Kingdom, which is a branch of the U.S. entity for tax purposes, resulting in a gross deferred tax asset of $12.6 million. Currently, Management does not expect to be able to utilize these NOLs to offset future taxable income, and therefore these deferred tax assets have a full valuation allowance recorded against them. The Australian NOLs are $13.5 million and do not expire under Australian tax law and can be carried forward to offset taxable income in future years. Our U.K. branch is part of our U.S. consolidated tax group. Accordingly, we have been able to utilize the NOLs generated by our U.K. branch to offset taxable income in the U.S. At December 31, 2008, the total NOLs accumulated by our U.K. branch were $27.1 million. Our ability to realize any of our NOLs in the future will depend upon the Company’s ability to generate profits in the various tax jurisdictions to which they apply.

Federal Tax Credits:

At December 31, 2008, we had $2.8 million of work opportunity tax credits and welfare-to-work tax credits that we earned, which are now considered tax credit carryforwards. Management expects to carry these credits forward and apply them to a future taxable year. There is a full valuation allowance placed against these credits.

Also, as of December 31, 2008, we had received payments of $432,000 for federal tax credits relating to research and development efforts for the 2001 and 2002 fiscal periods. We have also filed claims for credits covering 2003 and 2005. We have determined that any cash received from claims filed during the normal course of business should be fully reserved until the claim is either audited or the statute of limitations expires. Therefore, we have not recorded any tax benefits from these claims. These federal tax credits expire between 2022 and 2025.

There are no valuation allowances recorded for any other deferred tax assets. Although realization is not assured, Management believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the future, if estimates of future taxable income are reduced.

Foreign Subsidiaries:

At December 31, 2008, there were approximately $46 million of accumulated undistributed earnings of non-U.S. subsidiaries that are considered to be permanently reinvested. Because it is management’s intention to indefinitely reinvest all such earnings, no provision has been made for income tax that may become payable upon distribution of such earnings. If such earnings were remitted to the parent company, applicable U.S. federal income and foreign withholding taxes may be partially offset by foreign tax credits and U.S. NOL carryforwards. As of December 31, 2008, $20.5 million of our cash-on-hand resides in bank accounts in the Philippines and represents a portion of earnings relating to our Philippine subsidiary. To the extent we repatriate these earnings, we would be required to pay a withholding tax of 10-15% in the Philippines.

We have been granted various income tax holidays as an incentive to attract foreign investment by the Governments of the Philippines and Costa Rica. Generally, an income tax holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export related activities. In the Philippines, we are registered under the Philippines Economic Zone Authority (PEZA) and have been granted seven separate agreements. The agreements expire in 2009, 2012, 2014 (2), 2015 (2), and 2016, respectively. Currently, Philippine law does allow for extensions of the PEZA tax exemptions. Therefore, we intend to apply for those extensions as our current exemptions expire. Our operation in Costa Rica is located in a Free Trade Zone, which provides exemptions from income taxes for an eight-year period, ending in October 2014. We then have a partial tax holiday for an additional four years through October 2018. We do not have any other tax holidays in the jurisdictions in which we operate. The income tax benefit attributable to the tax status of our Philippine subsidiary was approximately $4.7 million or $0.30 per diluted share in 2008, $3.8 million or $0.24 per diluted share in 2007 and $5.0 million or $0.33 per diluted share in 2006. The income tax benefit attributable to the tax status of our Costa Rica subsidiary was insignificant.

Tax Benefits Associated with Share-Based Awards:

Depending on the Company’s stock price at the time options are exercised or restricted stock units vest, the actual tax deduction benefit we will receive may be more or less than the carrying amount of the previously recorded deferred tax asset. An increase to the tax benefit (referred to as a windfall tax benefit) is generated when the tax deduction exceeds what we have recorded as a deferred tax asset. This incremental benefit is recorded as an increase to additional paid-in capital. Conversely, a decrease to our tax benefit (referred to as a shortfall tax benefit) is generated when the tax deduction is below what we have recorded as a deferred tax asset. This incremental expense results in additional income tax expense, unless it can be offset by accumulated windfall tax benefits recorded in APIC, in which case we would record the shortfall as a reduction of additional paid-in-capital (APIC) on the consolidated balance sheet. As of December 31, 2007, we no longer record deferred tax benefits associated with share-based compensation, as we have a full valuation allowance against net operating losses in the United States. During 2008 and 2007, we generated $311,000 and $145,000, respectively, of windfall tax benefits from stock option exercises and the vesting of restricted stock units, however, because we are not recognizing benefits on deferred tax assets, the windfall tax benefits will not be recorded through equity until we generate taxable income to include them on a future tax return. During 2006, we recorded deferred tax benefits of $651,000 associated with share-based compensation recognized for financial reporting purposes.

Effective Rate Reconciliation:

The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

	For the years ended December 31,
	2008	2007	2006
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	(0.2)	(1.3)	(0.1)
Difference between U.S. and non-U.S. rates	17.4	56.3	(26.7)
Change in the beginning-of-the-year valuation allowance	—	(24.8)	—
Subpart F income	—	(1.5)	1.3
Tax credits and other	1.0	(4.8)	(2.2)
Current year changes to valuation allowance	(40.5)	(108.4)	3.3
Increase related to prior year uncertain tax positions	(0.9)	(22.6)	—
Permanent differences	(3.3)	(10.7)	0.5

	7.5%	(83.8)%	10.1%

Note 10:    PROFIT SHARING PLAN

We maintain a trusteed profit sharing plan (Section 401(k)) for all qualified employees, as defined. The Company matches 50% of employee contributions, up to a maximum of 6% of the employee’s compensation; however, it may also make additional contributions to the plan based upon profit levels and other factors. No such additional contributions were made in 2008, 2007 or 2006. Employees are fully vested in their contributions, while full vesting in the Company’s contributions occurs upon death, disability, retirement or completion of five years of service. In 2008, 2007 and 2006, the Company’s contributions were $906,000, $927,000 and $993,000, respectively. The plan’s trustees are the Management of the Company.

We also maintain a Non-Qualified Deferred Compensation Plan for certain employees. This plan allows certain employees to defer a portion of their compensation on a pre-tax basis. Employees are fully vested in their deferred amounts, but withdrawals are not permitted until the plan is terminated, the employee attains age 65, or the employee terminates, becomes disabled, or dies or upon lapsing of any deferral elections made by the employee. Other withdrawals are permitted for unforeseeable emergencies only. In 2008, 2007 and 2006, the Company matched 10% of employee deferrals, up to certain limits with vesting of Company matching contributions occurring ratably over three years. The amount matched totaled $84,000, $83,000 and $113,000 in 2008, 2007 and 2006, respectively.

Note 11:    EQUITY PLANS AND SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive Management, the Board of Directors and other full-time employees.

Equity Plans:

The ICT Group, Inc. 2006 Equity Compensation Plan (the 2006 Plan) authorized up to 768,941 shares of common stock for issuance in connection with the granting to employees and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units (RSU), stock appreciation rights and other awards based on our common stock. The awards are established by the Compensation Committee of the Board of Directors (the Compensation Committee). As of December 31, 2008, 305,502 shares of common stock were available for issuance under the 2006 Plan.

The ICT Group, Inc. 2006 Non-Employee Directors Plan (the 2006 Directors Plan) authorized up to 127,500 shares of common stock for issuances of nonqualified stock options and RSUs to non-employee directors. As of December 31, 2008, 86,250 shares of common stock were available for issuance under the 2006 Directors Plan.

Share-Based Compensation:

The following table summarizes our share-based compensation for 2008, 2007 and 2006, by award-type:

(in thousands)	For the years ended December 31,
	2008	2007	2006
Share-based compensation:
Stock Options	$81	$127	$528
Restricted stock units (“RSUs”)	1,479	1,712	1,421
Long-term incentive plan	574	—	—

Total share-based compensation	$2,134	$1,839	$1,949

As of December 31, 2008 and 2007, our deferred tax benefits related to share-based compensation expense have a full valuation allowance recorded against them.

Long-Term Incentive Plan:

The ICT Group, Inc. Long-Term Incentive Plan (“LTIP”) provides for both a performance-based incentive and an executive retention incentive. The first incentive is a performance-based award, requiring the achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The second incentive is a service-based award whereby an RSU is awarded to the participants with time-based vesting conditions. The Compensation Committee determines what portion of the performance-based award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded for the performance-based incentive depends on the price of the Company’s stock at the date the performance level is determined and the award, if any, is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the performance-based LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. For the years ended December 31, 2008, 2007 and 2006, we recognized no compensation expense pursuant to the performance-based LTIP since the minimum incentive targets, as defined by the LTIP, were not achieved. All compensation expense relating to the LTIP is based on Management’s best estimate at that time as to what financial targets will be achieved. This estimate is re-evaluated quarterly and adjusted to reflect management’s then best estimate. Performance based compensation attributable to incentive awards under the LTIP qualifies for an exemption from the $1.0 million deduction limit under section 162(m) of the Internal Revenue Code of 1986, as amended (the Code). The service-based award has graded–vesting schedule over a three-year period. Because the only conditions are related to future service, the award is equity-classified whereby we recognize compensation expense based on the grant-date fair value of the award on a straight-line basis over the vesting period.

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

The fair value for each option grant is determined on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes valuation model requires the input of various assumptions. We have relied on observations of historical stock prices to calculate our estimate of volatility. The risk free interest rates used were U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the option as of the date of grant. The expected term of the option represents the period of time the option is expected to be outstanding and is estimated based on our historical exercise patterns. The following assumptions were used for grants made during the year ended December 31, 2006. There were no stock option grants made during 2007 or 2008.

2006
Expected dividend yield	0.0%
Volatility	68%
Risk free interest rate	5.12%
Expected life	6.7 years

The weighted-average fair value of the options granted during the year ended December 31, 2006 was estimated at $16.25.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	1,164,288	$9.61
Granted	26,000	23.22
Exercised	(591,038)	8.76
Canceled	(5,505)	17.94

Outstanding, December 31, 2006	593,745	10.97
Granted	—	—
Exercised	(41,195)	10.55
Canceled/forfeited	(51,535)	11.04

Outstanding, December 31, 2007	501,015	10.99
Granted	—	—
Exercised	(71,800)	4.14
Canceled/forfeited	(23,885)	12.74

Outstanding, December 31, 2008	405,330	$12.10	3.4 years	$9,440

Vested and exercisable at December 31, 2008	386,080	$11.89	3.2 years	$9,440

Expected to vest as of December 31, 2008	404,368	$12.09	3.4 years	$9,440

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all the option holders exercised their options on December 31, 2008. The intrinsic value for each stock option is measured as the difference between the closing stock price on the last trading day of the year and the exercise price.

The total aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $294,000, $556,000 and $11.5 million, respectively. Cash received from the exercises during the years ended December 31, 2008, 2007 and 2006 was $297,000, $435,000 and $5.2 million, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2008.

	Options Outstanding				Options Exercisable
Range of Exercise Price	Vested	Unvested	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.40 to $5.00	9,000	—	0.2	$3.58	9,000	$3.58
$5.01 to $10.00	112,150	9,500	3.8	8.86	112,150	8.79
$10.01 to $15.00	183,930	750	2.9	11.61	183,930	11.61
$15.01 to $20.00	68,000	3,500	3.5	16.71	68,000	16.71
$20.01 to $25.00	7,500	—	3.4	20.27	7,500	20.27
$25.01 to $27.75	5,500	5,500	7.4	27.42	5,500	27.42

$3.40 to $27.75	386,080	19,250	3.4	12.10	386,080	11.89

As of December 31, 2008, there was $101,000 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.2 years.

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

The following table summarizes the changes in non-vested RSUs that have only service conditions.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2006	—	—
Granted	161,796	$24.61
Vested	(4,180)	19.36
Canceled/forfeited	—	—

Non-vested RSUs at December 31, 2006	157,616	24.75
Granted	149,928	20.21
Vested	(31,522)	24.50
Canceled/forfeited	(7,241)	26.81

Non-vested RSUs at December 31, 2007	268,781	22.19
Granted	355,470	8.64
Vested	(101,877)	22.65
Canceled/forfeited	(27,443)	10.62

Non-vested RSUs at December 31, 2008	494,931	$13.01	$2,266,784

We recorded compensation expense of $1.6 million, $980,000 and $835,000 for the years ended December 31, 2008, 2007 and 2006, respectively, for RSU awards with only service conditions. As of December 31, 2008, all of the above non-vested RSUs are expected to vest. As of December 31, 2008, there was $3.3 million of unrecognized compensation expense related to non-vested RSUs that is expected to be recognized over a weighted average period of 1.6 years. The total aggregate fair value of RSUs that vested and were converted to shares of common stock during the years ended December 31, 2008, 2007 and 2006 was $524,000, $334,000 and $81,000, respectively.

Included in our non-vested RSU total in the above table at December 31, 2008 are 25,000 RSUs granted by the Company with only service conditions that are expected to be cash-settled upon vesting. Accordingly, compensation expense associated with these RSUs is not fixed and is marked-to-market based on the Company’s stock price at the end of each reporting period. As of December 31, 2008, $47,000 of our compensation expense has been recognized for these RSUs, which has been recorded as a liability within accrued expenses and other current liabilities on our consolidated balance sheet.

Included in the vested number of RSUs for the years ended December 31, 2008 and 2007 were 22,020 RSUs and 2,067 RSUs that employees surrendered to the Company for payment of the minimum tax withholding obligations. We valued these RSUs at the closing market price on the date of surrender for an aggregate value of $160,000 and $51,000, respectively. Also included in the vested number of RSUs for each of the years ended December 31, 2008 and 2007 were 12,500 RSUs that were cash-settled based on the closing market prices on the vesting dates of $8.25 and $27.53 per share, respectively.

We have also granted RSU awards with performance and time-based vesting conditions. There were 83,108 RSUs that were awarded based on the achievement of financial results in 2006, subject to a provision of future service. The grant date fair value of these awards was $24.39 per RSU. For the years ended December 31, 2008, 2007 and 2006, we have recorded compensation expense of $462,000, $732,000 and $586,000 for these RSUs. Since these performance-based RSUs have graded vesting, compensation expense will be recognized over the vesting period of each tranche as if it was a separate award. As of December 31, 2008, there was $248,000 of unrecognized compensation expense to be recognized over a weighted average period of 1.1 years, assuming all 83,108 RSUs ultimately vest.

Similarly, we had granted RSU awards with performance and time-based vesting conditions relative to the Company’s 2008 and 2007 financial performance. We did not recognize any compensation expense in 2008 or 2007 associated with these RSUs as the performance conditions were not achieved.

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

Note 13:    COMMITMENTS AND CONTINGENCIES

Leases

We lease office facilities and certain equipment under operating leases. Rent expense was $29.2 million, $28.2 million and $24.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense for 2008 and 2007 included approximately $4.7 million and $3.0 million associated with future lease obligations that were recorded as part of our corporate restructuring (Note 19). For the year ended December 31, 2008, our facilities leases represented 91% of all rent expense, with equipment leases comprising the other 9%. As of December 31, 2008, we did not have any equipment leases for which the term extends beyond 2011. As of December 31, 2008, future minimum rental commitments for all operating leases are as follows:

(in thousands)	Total	Facilities	Equipment
2009	$19,260	18,818	442
2010	15,837	15,443	394
2011	12,781	12,607	174
2012	8,740	8,740	—
2013	5,478	5,478	—
2014 and thereafter	9,392	9,392	—

	$71,488	$70,478	$1,010

Telecommunications Contracts

We enter into agreements, ranging from one to three years, with our telephone long-distance carriers, which provide for, among other things, annual minimum purchases based on volume and termination penalties. Currently, we have contractual agreements with six different carriers. Annual minimum purchases associated with these agreements are $2.3 million in 2009 and $600,000 in 2010. We currently do not have any contracts with long-distance carriers extending into 2011. We are also currently in the process of renegotiating a variety of carrier contracts.

Employment Agreements

We have renewable employment agreements with eleven key executives with terms ranging from one to three years. The agreements provide for, among other things, severance payments ranging from six months to three years.

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

Note 14:    SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 2008, 2007 and 2006, we paid interest of $100,000, $77,000 and $1.1 million, respectively. For the year ended December 31, 2008 and 2007, we made income tax payments, net of income tax refunds of $2.7 million and $980,000, respectively. For the year ended December 31, 2006 we received income tax refunds, net of income tax payments of $1.7 million.

Note 15:    CUSTOMER CONCENTRATION

The following table summarizes our revenue by industry. The loss of one or more of our major customers or an economic downturn in the financial services, technology and communications, and healthcare industries could have a material adverse effect on our business.

	For the years ended December 31,
	2008	2007	2006
Financial services	49%	49%	49%
Technology and Telecommunications	31%	29%	24%
Healthcare	11%	13%	20%
Other	9%	9%	7%

For the year ended December 31, 2008, one of our customers, Rogers Communications, Inc., comprised 10% of our total revenue. At December 31, 2008, this customer had accounts receivable which represented approximately 8% of our total accounts receivable. For each of the years ended December 31, 2007 and 2006, there were no customers which comprised more than 10% of our total revenue. For the years ended December 31, 2008, 2007 and 2006, our top ten customers accounted for 47%, 49% and 48% of our total revenue, respectively.

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

(in thousands)	For the years Ended December 31,
	2007	2007	2006
Revenue:
United States	$280,354	$321,171	$347,319
Canada	98,183	82,993	65,965
Other foreign countries	49,640	49,457	34,628

	$428,177	$453,621	$447,912

(in thousands)	At December 31,
	2008	2007
Property and equipment, net:
United States	$24,795	$28,931
Philippines	23,067	25,680
Canada	5,727	8,239
Other foreign countries	4,252	7,808

	$57,841	$70,658

Note 17:    FAIR VALUE

We adopted the provisions SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, SFAS No. 157 establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Currently, we are applying this standard to our existing derivative contracts.

We have not applied the provisions of SFAS No. 157 to any certain nonrecurring, nonfinancial assets and liabilities as permitted under FASB Staff Position No. 157-2, which deferred the adoption date for these items until fiscal years beginning after November 15, 2008. We are currently in the process of evaluating the inputs and techniques used in these measurements, including such items as impairment assessments of fixed assets, initial recognition of asset retirement obligations, and goodwill impairment testing.

Fair Value Hierarchy

Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety. In valuing our financial instruments, which are comprised of our derivative instruments, we use a market approach, when practicable.

The three levels of the fair value hierarchy under SFAS No. 157 are:

Level 1 – Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that we have the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Fair values for our derivative financial instruments, described in Note 18, are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation as well as counterparty credit risk. At December 31, 2008, all of our forward exchange contracts have been designated as Level 2 measurements in the SFAS No. 157 fair value hierarchy.

Level 3 – Unobservable inputs used in valuations in which there is little market activity for the asset or liability at the measurement date.

Note 18:    DERIVATIVE INSTRUMENTS

We have operations in Canada, Ireland, the United Kingdom, Australia, Mexico, Argentina, Costa Rica, India and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations from local currencies to U.S. dollars (USD) affects period-to-period comparability of operating results.

Our most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. Our most significant area of exposure has been with the Philippine operations. In the Philippines, revenue is typically earned in USD, but operating costs are denominated in Philippine pesos (PHP). During 2008, the PHP experienced a higher level of volatility than in recent years. Accordingly, our outsourcing to the Philippines exposes us to greater degrees of foreign currency exposure related to the PHP. We continue to mitigate a portion of these exposures with foreign currency derivative contracts.

The foreign currency forward contracts and currency options that are used to hedge these exposures are designated as cash flow hedges. The gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) within shareholders’ equity until settlement of the contract occurs or until the hedge is de-designated. Depending on the type of hedge strategy we are using, settlement of the contract occurs in the same period that the hedged item affects earnings or occurs in the same period that hedged item is settled with cash. Gains or losses from the ineffective portion of the hedge that exceeds the cumulative change in the present value of future cash flows of the hedged item, if any, are recognized immediately in the consolidated statement of operations. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item.

We had derivative assets and liabilities related to outstanding forward exchange contracts and options maturing within 23 months with a notional value of $93.4 million and $98.0 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, these derivatives were classified as accrued expenses and other current liabilities of $5.1 million and $524,000 of other liabilities. At December 31, 2007, these derivatives were classified as $6.6 million of prepaid and other current assets and $1.6 million of other assets.

For the years ended December 31, 2008, 2007 and 2006, we realized gains of $1.8 million, $3.2 million and $1.7 million on the derivative instruments, respectively. Gains and losses are realized as a component of selling, general and administrative costs. The outstanding derivative instruments at December 31, 2008, serve to hedge a portion of our foreign currency exposure denominated in the PHP from January 2009 through November 2010.

On a recurring basis, we enter into foreign exchange forward contracts to mitigate the effects of foreign currency fluctuations related to intercompany balances with our subsidiaries. These gains and losses are recognized in earnings, as a component of selling, general and administrative costs, as we elect not to designate these contracts as accounting hedges. The gains and losses on these foreign exchange forward contracts offset the foreign currency remeasurement gains and losses recorded on the intercompany balances. We recorded gains on these hedges of $2.7 million for the year ended December 31, 2008 and $1.0 million of losses on these hedges for the year ended December 31, 2007. These amounts were partially offset by foreign currency remeasurement gains and losses in each year, respectively. At December 31, 2008, the fair value of our outstanding forward contracts was an asset of $623,000 which was recorded as a component of prepaid and other current assets in the accompanying consolidated balance sheets. At December 31, 2007, the fair value of our outstanding forward contracts was a liability of $250,000 and was recorded as a component of accounts payable in the accompanying consolidated balance sheets.

Note 19:     CORPORATE RESTRUCTURING

For the years ended December 31, 2008 and 2007, we recorded $8.7 and $7.7 million, respectively, of restructuring charges in connection with plans to reduce our overall cost structure and adapt to changing economic conditions in the current business environment by closing various operating centers prior to the end of their existing lease terms. The restructuring charges in 2008 included severance of $2.2 million, site closure costs totaling $5.9 million, which are primarily ongoing lease and other contractual obligations, and the write-off of $693,000 of leasehold improvements and certain fixed assets. The restructuring charges in 2007 included severance of $521,000, site closure costs totaling $6.0 million, which are primarily ongoing lease and other contractual obligations, and the write-off of $1.1 million of leasehold improvements and certain fixed assets.

The following is a rollforward of our restructuring accruals for fiscal years 2008 and 2007

(in thousands)	Accrual at December 31, 2007	Restructuring Charge	Cash Payments	Asset Impairment	Accrual at December 31, 2008
Lease obligations and facility exit costs	$4,152	$5,856	$(3,804)	—	$6,204
Property and equipment	—	693	—	$(693)	—
Severance	5	2,151	(770)	—	1,386

	$4,157	$8,700	$(4,574)	$(693)	$7,590

(in thousands)	Accrual at December 31, 2006	Restructuring Charge	Cash Payments	Asset Impairment	Accrual at December 31, 2007
Lease obligations and facility exit costs	$913	$6,009	$(2,770)	—	$4,152
Property and equipment	—	1,134	—	$(1,134)	—
Severance	—	521	(516)	—	5

	$913	$7,664	$(3,286)	$(1,134)	$4,157

During 2008, 2007 and 2006, we did not enter into any sublease arrangements for any of our vacant facilities. All cash payments made were related to the ongoing lease obligation. We continue to evaluate and update our estimate of the remaining liabilities.

At December 31, 2008 our restructuring accrual was comprised of $6.3 million associated with our 2008 restructuring charges, $1.1 million associated with our 2007 restructuring charges and $192,000 associated with our 2002 restructuring charges. With the exception of $1.4 million of unpaid severance, all remaining accruals relate to contractual obligations associated with facility leases. As of December 31, 2008, the expiration dates of the leases associated with these charges range from 2009 to 2012.

At December 31, 2008 and 2007, $2.7 million and $1.1 million, respectively, of the combined restructuring accrual is recorded in other liabilities in the consolidated balance sheets, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. The remaining balance is included in accrued expenses and other current liabilities in our consolidated balance sheets at December 31, 2008 and 2007, respectively.

Note 20:    QUARTERLY FINANCIAL DATA (unaudited)

(In thousands except per share data)

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
(in thousands)	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	$108,700	$115,177	$109,569	$112,041	$108,296	$113,897	$101,612	$112,506
Gross margin	39,048	41,553	41,456	41,652	43,193	42,012	39,505	41,137
Operating income (loss)	(1,780)	375	(754)	(4,207)	(1,251)	80	(21,506)	(3,301)
Income (loss) before income taxes	(1,658)	494	(687)	(3,997)	(1,203)	221	(21,615)	(3,144)
Net income (loss)	(1,013)	410	(355)	(2,088)	(546)	(7,180)	(21,371)	(2,951)
Diluted earnings (loss) per share	$(0.06)	$0.03	$(0.02)	$(0.13)	$(0.03)	$(0.45)	$(1.34)	$(0.19)

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

Historically, our business tended to be strongest in the second half of the year due to higher call volumes in anticipation of the holiday season, while the first quarter often reflected a slowdown relating to the cessation of that activity. Our operating margins in the first quarter are typically lower due to higher payroll-related taxes with our workforce and other seasonal costs.

Our results in the third and fourth quarters of 2008 reflect $2.3 million and $6.4 million of restructuring charges recorded during those periods, respectively. Additionally, our fourth quarter results in 2008 reflects impairment charges of $14.5 million, of which $12.2 million was the impairment of goodwill and the remaining $2.3 million related to fixed assets. Our fourth quarter 2008 results also reflect the impact of the reversal of previously recognized Government grant income of $1.7 million.

Our results in the second, third and fourth quarters of 2007 reflect $3.8 million, $807,000 and $3.0 million of restructuring charges recorded during those periods, respectively. Our third quarter 2007 results also reflect the impact of a valuation allowance recorded against our U.S. net operating losses. Refer to Note 9 for more information.

ICT GROUP, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands) Description	Balance, Beginning of Year	Charged to Expense/ Provision	Deductions / Reversals (1)	Balance, End of Year
Allowance for doubtful accounts:
2008	$337	$341	$(137)	$541
2007	$489	$359	$(511)	$337
2006	$362	$475	$(348)	$489
Income tax valuation allowance:
2008	$26,248	$11,191	$—	$37,439
2007	$14,229	$12,019	$—	$26,248
2006	$10,548	$3,681	$—	$14,229
(1)	Amounts listed in this column relating to the allowance for doubtful accounts reflect balances that had been fully reserved and were written off during the year.