Form 10-Q
period 2009-03-31
ICT GROUP INC
filed 2009-05-08
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

(Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐    NO  ☐

As of May 5, 2009, there were 16,042,293 outstanding shares of common stock, par value $0.01 per share, of the registrant.

ICT GROUP, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,622	$31,283
Accounts receivable, net of allowance for doubtful accounts of $391 and $541	60,668	65,156
Prepaid expenses and other current assets	9,494	9,258
Income taxes receivable	2,517	2,994
Deferred income taxes	190	196

Total current assets	110,491	108,887

PROPERTY AND EQUIPMENT, NET	53,507	57,841
DEFERRED INCOME TAXES	3,898	3,946
OTHER ASSETS	7,432	6,887

	$175,328	$177,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,713	$11,640
Accrued expenses and other current liabilities	34,178	33,432
Income taxes payable	200	885
Deferred income taxes	1,548	1,548

Total current liabilities	44,639	47,505

OTHER LIABILITIES	9,610	10,390
DEFERRED INCOME TAXES	140	165

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 16,042 and 15,932 shares issued and outstanding	160	159
Additional paid-in capital	120,385	119,949
Retained earnings	8,685	8,689
Accumulated other comprehensive loss	(8,291)	(9,296)

Total shareholders’ equity	120,939	119,501

	$175,328	$177,561

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUE	$96,058	$108,700

OPERATING EXPENSES:
Cost of services	56,849	69,652
Selling, general and administrative	39,168	40,828
Restructuring charges (reversals), net	(85)	—

	95,932	110,480

Operating income (loss)	126	(1,780)
INTEREST INCOME (EXPENSE)	(25)	122

Income (loss) before income taxes	101	(1,658)
INCOME TAX PROVISION (BENEFIT)	105	(645)

NET LOSS	$(4)	$(1,013)

LOSS PER SHARE:
Basic loss per share	$(0.00)	$(0.06)

Diluted loss per share	$(0.00)	$(0.06)

Shares used in computing basic loss per share	15,982	15,844

Shares used in computing diluted loss per share	15,982	15,844

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4)	$(1,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,935	6,705
Share-based compensation	671	531
Deferred income tax benefit	—	49
Amortization of deferred financing costs	93	45
(Increase) decrease in:
Accounts receivable	3,767	194
Prepaid expenses and other current assets	(316)	(674)
Other assets	(382)	(748)
Increase (decrease) in:
Accounts payable	(2,489)	3,975
Accrued expenses and other liabilities	217	(443)
Income taxes payable, net	(181)	(2,588)

Net cash provided by operating activities	7,311	6,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,565)	(6,398)
Settlement on derivatives	1,017	(515)

Net cash used in investing activities	(1,548)	(6,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(225)	—
Proceeds from exercise of stock options	27	207
Withholding of restricted share units for minimum tax obligations	(85)	(114)

Net cash provided by (used in) financing activities	(283)	93

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH
AND CASH EQUIVALENTS	859	707

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,339	(80)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,283	30,244

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,622	$30,164

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

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

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. Various aspects of the manner in which these rates are determined have been modified by the Third Amendment. We have two borrowing options, either (1) a “Base Rate” option, under which the interest rate is calculated using the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate, or (c) the Eurocurrency Rate, as defined below, plus 1.50%, in each case plus a spread ranging from 0.25% to 1.50%, or (2) a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1.75% to 3.00%. The amount of the spread under each borrowing option depends on the ratio of consolidated funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, income taxes, depreciation and amortization, certain restructuring charges and certain other charges). At March 31, 2009, we had no outstanding borrowings.

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. Several of these covenants have been modified by the Third Amendment. In addition, the Third Amendment adds a financial covenant that requires us to maintain certain minimum EBITDA levels. We are also required to pay a quarterly commitment fee which, as modified by the Third Amendment, ranges from 0.35% to 0.65% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. As of March 31, 2009, we were in compliance with all covenants.

For the three months ended March 31, 2009 and 2008 the interest expense related to our Credit Facility was comprised of the amortization of debt issuance costs.

At March 31, 2009, we had $466,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. At March 31, 2009, there were no outstanding letters of credit. The amount of available capacity under the Credit Facility at March 31, 2009 was $75.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries. There were no outstanding foreign currency loans nor were there any outstanding letters of credit at March 31, 2009.

Note 3: EARNINGS PER SHARE

We follow Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options and restricted stock units (“RSUs”), into shares of common stock as if those securities were exercised. A reconciliation of shares used to compute EPS is shown below:

	For the three months ended March 31,
(in thousands, except per share amounts)	2009	2008
Net loss	$(4)	$(1,013)

Basic loss per share:
Weighted average shares outstanding	15,982	15,844

Basic loss per share	$(0.00)	$(0.06)

Diluted loss per share:
Weighted average shares outstanding	15,982	15,844
Dilutive shares resulting from common stock equivalents (1)	—	—

Shares used in computing diluted earnings per share	15,982	15,844

Diluted earnings per share	$(0.00)	$(0.06)

(1)	Given the Company’s loss for the three months ended March 31, 2009 and 2008, Diluted EPS is the same as Basic EPS as all common stock equivalents would be antidilutive. Accordingly, the dilutive effect of 552,000 and 100,000 shares resulting from common stock equivalents in 2009 and 2008, respectively, is not included.

Note 4: SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive management, the Board of Directors and other full-time employees. Our share-based compensation, by category, is shown below.

(in thousands)	Three Months Ended March 31,
	2009	2008
Share-based compensation:
Stock options	$22	$10
Restricted stock units (“RSUs”)	353	403
Long-term incentive plan	296	118

Total share-based compensation	$671	$531

Stock Option Awards:

Stock option awards are available under our current existing equity plans. We recognize compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period, which for these awards is the vesting period. None of the stock options granted to date have performance-based or market-based vesting conditions.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2009	405,330	$12.10
Granted	—	—
Exercised	(8,000)	3.40
Canceled	(820)	9.06

Outstanding, March 31, 2009	396,510	12.28	3.1 years	$570

Vested and exercisable at March 31, 2009	380,260	12.10	3.0 years	$570
Expected to vest as of March 31, 2009	395,857	12.26	3.1 years	$570

Restricted Stock Units:

For RSU awards with a graded–vesting schedule and with only service conditions, we recognize compensation expense based on the grant–date fair value of the award on a straight-line basis over the vesting period. The fair value of an RSU is the fair value of the Company’s common stock (closing market price) on the date of grant.

To the extent an RSU award has performance conditions and graded-vesting, we treat each vesting tranche as an individual award and recognize compensation expense on a straight-line basis over the requisite service period for each tranche. The requisite service period over which we will record compensation expense is a combination of the performance period and subsequent vesting period based on continued service. The following table summarizes the changes in non-vested RSUs that have only service conditions for the three months ended March 31, 2009.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2009	494,931	$13.01
Granted	111,270	4.53
Vested	(138,013)	14.68
Canceled/Forfeited	(12,410)	9.72

Non-vested RSUs at March 31, 2009	455,778	$10.52	$2,538,683

In addition to the RSUs shown in the table above are 150,000 RSUs that have performance conditions associated with them. These performance conditions are based on the Company’s financial performance in fiscal years 2009 and 2010. The maximum number of RSUs that can be earned is represented by the 150,000 RSUs; to the extent the performance targets associated with these RSUs are not achieved, a lesser number of RSUs will be earned. Any shortfall in RSUs earned, as compared to the maximum number, will be considered a forfeiture at the time the actual achievement is known. Also, in addition to the RSUs listed above are 75,000 awards that require cash settlement; consequently, these RSUs are excluded from the table above as they will not result in the issuance of a share of stock.

Included in the vested number of RSUs for the three months ended March 31, 2009, were 23,577 RSUs that employees surrendered to the Company in payment of minimum tax obligations upon vesting. During the three months ended March 31, 2009, we valued the stock at the closing market price on the date of surrender for an aggregate value of approximately $85,000, or $3.60 per share. Also included in the vested number of RSUs were 12,500 RSUs that were cash settled at $4.45 per-share, which was the closing price of our stock on the vesting date.

Long-Term Incentive Plan:

The ICT Group, Inc. Long-Term Incentive Plan (“LTIP”) provides for both a performance-based incentive and an executive retention incentive. The first establishes a performance-based incentive by requiring achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The second establishes a service-based incentive whereby an RSU is awarded to the participants with time vesting conditions. The Compensation Committee determines what portion of an award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded for the performance-based incentive depends on the price of the Company’s stock at the date the performance level is determined and the award, if any, is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the performance-based LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. Additionally, the service-based incentive associated with the 2009 LTIP is also liability-classified, as the Compensation Committee has retained discretion with respect to this award to determine whether this award will be distributed in cash or RSUs at a later date. For the three months ended March 31, 2009, we recognized compensation expense based on Management’s best estimate at that time as to what financial targets will be achieved. For the three months ended March 31, 2009, we recognized $89,000 of compensation expense associated with our performance-based LTIP awards and $207,000 associated with our service-based LTIP awards.

Note 5: COMPREHENSIVE INCOME (LOSS)

We follow SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires companies to classify items of other comprehensive income (loss) by their nature in financial statements and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

(in thousands)	Three Months Ended March 31,
	2009	2008
Net loss	$(4)	$(1,013)
Derivative instruments	933	(4,706)
Foreign currency translation adjustments	72	(2,417)

Comprehensive income (loss)	$1,001	$(8,136)

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

(in thousands)	Three Months Ended March 31,
	2009	2008
Revenue:
United States	$68,676	$68,882
Canada	20,370	$27,355
Other foreign countries	7,012	$12,463

	$96,058	$108,700

(in thousands)	March 31, 2009	December 31, 2008
Property and equipment, net:
United States	$23,055	$24,795
Philippines	21,514	23,067
Canada	5,102	5,727
Other foreign countries	3,836	4,252

	$53,507	$57,841

Note 7: DERIVATIVE INSTRUMENTS AND FAIR VALUE

We have operations in Canada, Ireland, the United Kingdom, Australia, Mexico, Argentina, Costa Rica, India and the Philippines that are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations from local currencies to U.S. dollars (USD) affects period-to-period comparability of operating results.

Our most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue are paid in another currency. Our most significant areas of exposure have been with the Philippines operations. In the Philippines revenue is typically earned in USD, but operating costs are denominated in Philippine pesos (PHP).

The foreign currency forward contracts and currency options that are used to hedge these exposures are designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until settlement of the contract occurs or until the hedge is de-designated. Depending on the type of hedge strategy we are using, settlement of the contract occurs in the same period that the hedged item affects earnings or occurs in the same period that hedged item is settled with cash. Gains or losses from the ineffective portion of the hedge that exceeds the cumulative change in the present value of future cash flows of the hedged item, if any, are recognized immediately in the consolidated statement of operations. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item.

We had derivative assets and liabilities related to outstanding forward exchange contracts and options maturing within 21 months designated as accounting hedges with a notional value of $88.5 million and $93.4 million at March 31, 2009 and December 31, 2008, respectively.

On a recurring basis, we also enter into foreign exchange forward contracts to mitigate the effects of the foreign currency remeasurement of balance sheet accounts that are denominated in currencies other than the functional currency of a subsidiary. Gains and losses based on the fair value estimated on the balance sheet date through the ultimate settlement date recognized in earnings as we elect not to designate these contracts as accounting hedges.

Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety, as prescribed by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).

The three levels of the fair value hierarchy under SFAS 157 are:

Level 1 – Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that we have the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Fair values for our derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation.

Level 3 – Unobservable inputs used in valuations in which there is little market activity for the asset or liability at the measurement date.

The following table summarizes our assets and liabilities measured and reported in our financial statements at fair value on a recurring basis as of March 31, 2009 and indicates the fair value technique used to determine the fair value. We manage the credit risks associated with our derivatives through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. The valuation adjustments we recorded against the derivative assets to reflect counterparty credit risk are not significant.

(in thousands)	March 31, 2009	December 31, 2008	Fair Value Technique
Forward exchange contracts and options designated as accounting hedges under SFAS No. 133
Prepaid and other current assets	$314	$—	Level 2
Accrued expenses and other current liabilities	5,348	5,071	Level 2
Other liabilities	397	524	Level 2
Forward exchange contracts and options not designated as accounting hedges under SFAS No. 133
Prepaid and other current assets	$879	$623	Level 2

Effective January 1, 2009, we adopted SFAS No. 157 for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS No. 157 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact our financial position or results of operations for the three months ended March 31, 2009.

The following table summarizes the pre-tax gains (losses) recognized on our derivative financial instruments. Gain and losses are recorded as a component of selling, general and administrative costs in our consolidated statement of operations.

	For the three months ended March 31,
(in thousands)	2009	2008
Forward exchange contracts and options designated as accounting hedges under SFAS No. 133	$(1,505)	$2,541
Forward exchange contracts and options not designated as accounting hedges under SFAS No. 133	$1,273	$(515)

Note 8: INCOME TAXES

Provision for Income Taxes

We calculate our provision for income taxes during interim periods in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” Our effective tax rates vary from period to period as separate calculations are performed for those countries where our operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. The income tax expense of $105,000 for the three months ended March 31, 2009 reflects our overall estimate of taxable income in the jurisdiction where we expect to generate profits. The income tax benefit of $645,000 recorded for the three months ended March 31, 2008 reflected income tax benefits related to those countries where we expected to be profitable, and ongoing assessments related to the recognition and measurement of unrecognized tax benefits.

The need to maintain valuation allowances against deferred tax assets in the U.S., Australia and Argentina will continue to cause variability in our quarterly and annual effective tax rates. Valuation allowances against deferred tax assets in these locations will be maintained until sufficient positive evidence exists to reduce or eliminate them.

Unrecognized Tax Benefits

We are subject to income taxes in the U.S. and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. Our gross unrecognized tax benefit at March 31, 2009 and December 31, 2008 was $4.4 million as of each date.

As of March 31, 2009, we do not expect the liability for unrecognized tax benefits to change significantly during the next 12 months. It is possible, however, that the amount of the our unrecognized tax benefits may change within the next 12 months as a result of routine audits or of changes in judgment as new information becomes available related to our tax return positions. An estimate of the range of reasonably possible outcomes cannot be made at this time.

We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2009, we have recorded $810,000 of estimated interest and penalties.

Note 9: CORPORATE RESTRUCTURING

During the three months ended March 31, 2009, we recorded $412,000 of restructuring charges relating to a facility that we vacated prior to the end of its lease term. The charge included site closure costs of $312,000, which are primarily ongoing lease and other contractual obligations, and the impairment of $61,000 of leasehold improvements and certain fixed assets.

(in thousands)	Accrual at December 31, 2008	Restructuring Charge	Cash Payments	Asset Impairment	Reversals	Accrual at March 31, 2009
Lease obligations and facility exit costs	$6,204	$312	$(1,821)	—	$(418)	$4,277
Property and equipment	—	61	—	$(61)	—	—
Severance	1,386	39	(920)	—	(79)	426

	$7,590	$412	$(2,741)	$(61)	$(497)	$4,703

During the three months ended March 31, 2009, we did not enter into any sublease arrangements. All cash payments made were related to the ongoing lease obligations. We did, however, negotiate a lease termination agreement for a facility that was part of our 2007 restructuring plan. Accordingly, we reduced our outstanding accrual by $418,000 in connection with this agreement. We also reversed $79,000 of severance estimates that were recorded as part of our 2008 restructuring plan.

We continue to evaluate and update our estimate of the remaining liabilities. At March 31, 2009 and December 31, 2008, $2.0 million and $2.7 million, respectively, of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. The remaining balance is included in accrued expenses and other current liabilities in our consolidated balance sheet at March 31, 2009 and December 31, 2008.

Note 10: CLIENT CONCENTRATION AND CREDIT RISK

The following table summarizes our revenue by industry. The loss of one or more of our major clients or an economic downturn in the financial services, technology and communications, and healthcare industries could have a material adverse effect on our business. We have recharacterized some of our industry groupings. We now combine our technology clients with our telecommunication clients.

	Three Months Ended March 31,
	2009	2008
Financial services	46%	47%
Technology & Telecommunications	34%	31%
Healthcare	12%	13%
Other	8%	9%

For the three months ended March 31, 2009, we had two clients, Rogers Communications, Inc. and GMAC LLC, whose revenue exceeded at least 10% of our consolidated revenue for the period. For the three months ended March 31, 2008, we had one client, Rogers Communications, Inc., whose revenue exceeded 10% of our consolidated revenue for the period. For the three months ended March 31, 2009 and 2008, our top ten clients accounted for 57% and 44% of our total revenue, respectively. Timely collection of our accounts receivable is dependent upon the financial condition of our clients. We continually evaluate the financial condition of our clients and generally do not require collateral. Although we are an international business, much of our client base is located in North America and not necessarily in the offshore locations where we operate. We believe our allowance for doubtful accounts reflects the collectibility of our receivables, taking into account current market conditions in the various verticals in which we operate. Although our accounts receivable remains sensitive to the current economic downturn, particularly in the financial services industry, we believe that we have adequately addressed credit risk as of March 31, 2009. If we determine that risk of non-payment with any of our client base increases in the future, we would take appropriate actions to mitigate that risk.

Note 11: LITIGATION

On March 6, 2009, two shareholders, the United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Annuity Fund and the United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Pension Fund commenced an action in the Bucks County Court of Common Pleas captioned United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Annuity Fund, et al. v. ICT Group, Inc. et al., No. 0902321. Plaintiffs seek to bring claims against us and our Board of Directors on behalf of a class of shareholders and derivatively relating to the offer by Aegis Limited, made public by Aegis Limited on March 2, 2009, to purchase the shares of ICT, which was rejected by the Company’s Board of Directors in a response made public by the Company on March 3, 2009. The complaint asserts class and derivative claims against all defendants for breach of fiduciary duty and derivative claims against all defendants for abuse of control, gross mismanagement and waste. Plaintiffs seek a decree that defendants breached their fiduciary duties and injunctive relief directing them to take certain actions and prohibiting them from taking other actions, along with attorneys’ fees and costs. Pursuant to agreement of counsel, defendants’ response to the complaint is not yet due.

We believe that the claims lack merit and we intend to defend the lawsuit vigorously. In developing our response to the claim, we are taking into consideration, among other things, the fact that ICT had received a similar non-public offer from Aegis approximately 3 to 4 weeks before Aegis decided to make it public. At the time of the original proposal, our Board of Directors reviewed the offer and consulted with outside financial and legal advisors and did substantial due diligence on Aegis Limited and the offer. Our Board of Directors again consulted with outside financial and legal advisors in connection with its evaluation of, and response to, the public offer. After a thorough review and evaluation of the offer, in its non-public and publicly disclosed forms, our Board of Directors determined that accepting the offer would not be in the best interests of the Company and its constituents, including the shareholders, and that, following the offer being made public by Aegis Limited, clear and prompt communication to the market of the Board’s position was prudent and appropriate.

Note 12: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which modifies the accounting for mergers and acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations which are consummated after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 is effective beginning January 1, 2009. The adoption of this pronouncement did not have any impact on our results of operations or financial condition.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of an identified intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 provides guidance for determining the useful life of recognized intangible assets acquired in our fiscal year beginning January 1, 2009.

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

We provide our services through operations centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, the Philippines, Costa Rica, India and Argentina. As of March 31, 2009, we had 40 operating centers from which we support clients primarily in the financial services, healthcare, telecommunications, information technology, business and consumer services, Government and energy services sectors.

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

We believe that we were one of the first fully automated outsourced customer management services companies, and we were among the first such companies to provide collaborative Web browsing services and utilize VoIP capabilities. Through our global implementation of VoIP, we have established a redundant voice and data network infrastructure that can seamlessly route voice traffic to our centers worldwide. We do not provide telecommunications or VoIP services to the general public.

Our clients typically enter into multi-year, contractual relationships with us, that may contain provisions for early contract terminations. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Our services are generally priced based upon per-minute or hourly rates. On occasion, we perform services for which we are paid incentives based on performance. The nature of our business is such that we generally compete with other outsourced service providers as well as the retained in-house operations of our customers. This can create pricing pressures and impact the rates we can charge in our contracts.

Revenue is recognized as the services are performed, and is generally based on hours or minutes of work performed; however, certain types of revenue relating to upfront project set-up costs are deferred and recognized over a period of time, typically the length of the customer contract. The incremental direct cost associated with this revenue is also deferred over the same period of time. Some of our client contracts have performance standards, which can result in service penalties and other adjustments to monthly billings if the standards are not met. Any required adjustments to our monthly billings are reflected in our revenue on an as-incurred basis.

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

Results for the three months ended March 31, 2009, reflect the following:

•	Decreased revenue, which dropped 12% compared to the three months ended March 31, 2008.

¡	Core revenue increased by 2%, while Non-core revenue decreased by 76%.

¡	Our Core production volume increased by 16%.

¡	Decline in Non-Core was primarily volume driven as our production hours associated with these services declined by 77%.

•	Our cost of services, as a percentage of revenue, declined to 59% from 64% in the prior year quarter.

•	Our Philippines operations handled approximately 44% of total production for the first quarter of 2009 as compared to 41% of total production for the first quarter of 2008.

Our future profitability will be impacted by, among other things, our ability to expand our service offerings to existing customers as well as our ability to obtain new customers and grow new vertical markets. Our profitability is also impacted by our ability to manage our costs, perform in accordance with contract requirements to avoid service penalties and mitigate the effects of foreign currency exchange risk. Our business is very labor-intensive and consequently, in an effort to reduce costs and be as competitive as possible in the marketplace, we have been moving many of our domestic operations to near-shore and offshore operations centers, which typically have lower labor costs. Our success is dependent upon our ability to perform work in locations where we can find qualified labor at cost-effective rates and effectively manage that labor in the most profitable manner.

Some of these benefits, however, may be offset by the expanded training and associated costs we have incurred in the past and may continue to incur because of our service mix. Many of our customer service programs require more complex and costly training processes and to the extent we cannot bill these amounts to our clients, our profitability will be impacted. It is also important for us to manage our employee attrition relating to these programs due to the significant investment in training the employees for these programs.

We believe that our 2009 performance will be largely dependent on our ability to continue capturing new business, leveraging the investment we have made in our infrastructure and expanding our business service offerings. We believe that major corporations will continue to utilize the skills of companies like ours and that the services outsourced will continue to expand beyond the contact center services that currently comprise the large majority of our business. We plan to leverage our existing strength in the financial services, insurance and healthcare markets and provide additional business services to our customers. To capitalize on these opportunities, we intend to continue to enhance the technologies we use.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These generally accepted accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2 of our audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

During the three months ended March 31, 2009, we did not make any material changes to our critical accounting policies. For additional discussion of our critical accounting policies, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008:

	Three months ended March 31,
(dollars in thousands)	2009	2008	% change
Revenue:	$96,058	$108,700	-11.6%
Core	91,499	89,929	1.7%
Non-Core	4,559	18,771	-75.7%
Core Production Hours (in thousands)	4,611	3,959
Non-Core Production Hours (in thousands)	245	1,047
Average Number of Workstations	12,516	13,767

There are two primary factors which have impacted our revenue during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The first factor is the overall economic environment, which has had a significant impact on our Non-Core services. Our Non-Core production hours comprised approximately 5% of our total production hours in the first quarter of 2009 as compared to 21% for the first quarter of 2008. Overall, our Non-Core production decreased by 77% during the first quarter of 2009 as compared to the first quarter of 2008. Our revenue from the financial services industry has absorbed most of this decline and is directly related to the current economic recession.

In the 2009 first quarter, 65% of U.S. production was executed at our lower priced offshore facilities compared to 62% in last year’s first quarter. Over 95% of the U.S. production that was moved offshore was performed in the Philippines, which was comparable to the prior year. Accordingly, offshore migration and the resultant lower revenue rates did not have as significant an impact on our total revenue.

The other factor impacting our revenue is changes in foreign currency rates. The changes in foreign exchange rates during the three months ended March 31, 2009 as compared to the foreign exchange rates during the comparable prior year period had a negative impact of $7.4 million on total revenue. The impact was primarily due to changes in the Canadian dollar and the Mexican peso.

Total annualized revenue per average workstation for the three months ended March 31, 2009 decreased by 3% to $30,700 from $31,580 for the three months ended March 31, 2008, primarily due to the impact of changes in foreign exchange rates.

On an annualized basis, foreign exchange reduced our revenue per workstation by $2,340.

	Three months ended March 31,
(dollars in thousands)	2009	2008	% change
Cost of Services:	$56,849	$69,652	-18.4%
Labor costs	42,600	52,291	-18.5%
Telecom costs	4,159	5,025	-17.2%
Other direct costs	10,090	12,336	-18.2%
Total Cost of Services as a Percentage of Revenue	59.2%	64.1%
Total Production Hours (in thousands)	4,856	5,006

Our cost of services consists primarily of direct labor costs associated with our customer service representatives and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance costs, other billable labor costs and support services costs.

For the three months ended March 31, 2009, the decline in our cost of services over the first quarter of 2009 was driven primarily by the impact of changes in foreign currency exchange rates. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our overall production hours declined by 3% and our direct labor cost per production hour for the three months ended March 31, 2009 was $8.77, compared to $10.44 for the three months ended March 31, 2008. This significant drop reflects the impact of foreign exchange rates, which we estimate to have reduced our labor costs by $5.6 million, as compared to what the costs would have been by applying the foreign exchange rates in effect during the three months ended March 31, 2008. The production mix of hours in lower wage contact centers in the Philippines and Latin America versus higher cost centers in the U.S. and Canada had only a minimal impact on our labor costs, as offshore production increased by only 8% during the first quarter of 2009 as compared to the prior year.

The decrease in telecom costs for the three months ended March 31, 2009 was primarily rate-driven as our telephony cost per production hour decreased by 15% from the prior year period.

Other direct costs include billable third party labor costs, training costs and our internal quality assurance costs. The decline is primarily due to declines in quality assurance costs, which are reflective of decreased production volume.

Overall, our cost of services will continue to be impacted by fluctuations in foreign currency exchange rates. The changes in foreign exchange rates during the three months ended March 31, 2009 as compared to the foreign exchange rates during the comparable prior year period reduced our total cost of services by $7.2 million. The impact was primarily due to changes in the Philippine peso, Canadian dollar, and the Mexican peso.

	Three months ended March 31,		% change
(dollars in thousands)	2009	2008
Selling, General and Administrative Expenses:	$39,168	$40,828	-4.1%
Salaries, benefits and other personnel-related costs	15,465	18,278	-15.4%
Facilities and equipment costs	13,074	15,246	-14.2%
Depreciation and amortization	5,935	6,705	-11.5%
Other SG&A costs	4,694	599	683.6%
Total SG&A as a Percentage of Revenue	40.8%	37.6%

Selling, general and administrative (“SG&A”) expenses primarily are comprised of salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization costs. Other SG&A costs includes gains or losses on our hedging instruments as well as expenses relating to the various forms of business-related insurance we maintain, the expenses we incur for third party service providers including our independent accountants, outside legal counsel, and payroll processing provider.

Our salaries, benefits and other personnel-related costs were lower during the three months ended March 31, 2009, primarily as a result of our 2008 restructuring efforts undertaken to adapt to the current economic environment, which resulted in the elimination of various management personnel. Our facilities costs consist primarily of rental fees, which decreased, also as a result of the restructuring efforts undertaken in 2008. Our depreciation and amortization declines reflect a lower level of utilized assets, as a result of asset impairment charges recorded in December 2008.

Included within other SG&A costs are gains and losses associated with our currency hedging programs and transactional gains and losses associated with foreign exchange. For the three months ended March 31, 2009, we recognized $0.2 million of hedging losses, as compared $2.0 million of hedging gains for three months ended March 31, 2008.

As we continue to expand our operations outside of the United States, our SG&A expenses will continue to be impacted by fluctuations in foreign currency exchange rates. Approximately 44% and 51% of our SG&A expenses for the three months ended March 31, 2009 and 2008, respectively, were incurred in foreign locations. The changes in foreign exchange rates during the three months ended March 31, 2009 as compared to the foreign exchange rates during the comparable prior year period had the effect of decreasing our SG&A costs by $3.4 million. The impact was primarily due to changes in the Philippine peso, Canadian dollar, the British pound sterling and the Mexican peso.

As a percentage of revenue, our SG&A expenses increased for three months ended March 31, 2009 as compared to the same period in the prior year, primarily as a result of our foreign currency hedging losses as well as the foreign currency transactional gains and losses.

	Three months ended March 31,		% change
(dollars in thousands)	2009	2008
Restructuring Charge (Reversal):	$(85)	$—	n/a

During the first quarter of 2009, we recorded $312,000 of restructuring charges relating to a facility that we vacated during the first quarter, pursuant to an early termination clause in our lease contract. In addition to the facility charges, we also recorded asset impairments of $61,000 and severance of $39,000.

Offsetting these restructuring charges was the reversal of $418,000 of a facility lease accrual brought about by our efforts to negotiate a lease termination for a facility that we had vacated in 2007. Additionally, we recorded an adjustment to the amount of severance costs we estimated at December 31, 2008, which resulted in an additional net reversal of $79,000.

	Three months ended March 31,		% change
(dollars in thousands)	2009	2008
Interest Income (Expense):	$(25)	$122	-120.5%

Our net interest costs increased primarily because of lower interest rates on invested cash and cash equivalent balances and an increase in interest expense due to higher levels of debt issuance cost amortization. In December 2008, we amended our Credit Facility in which we incurred $397,500 of issuance costs, which are being amortized over an 18-month period and results in a higher quarterly interest expense of $66,000.

	Three months ended March 31,		% change
(dollars in thousands)	2009	2008
Income Tax Provision (Benefit):	$105	$(645)	-116.3%

Our provision for income taxes for the three months ended March 31, 2009 is based on our current estimate for the fiscal year, as limited by our ability to recognize income tax benefits in the tax jurisdictions for which we are expecting operating losses. Included in our tax benefit during the three months ended March 31, 2008 was $275,000 that we recognized due to an expiring statute for tax credits that we received in a prior period. Based on quarterly changes in our estimated income or loss in each tax jurisdiction, particularly in jurisdictions where we have tax holidays, our effective tax rate can fluctuate from period to period and experience more volatility than in recent years. Our effective income tax rate will also continue be impacted by our ability to realize the tax benefit of any deferred tax assets recorded.

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

Liquidity and Capital Resources

At March 31, 2009, we had $37.6 million of cash and cash equivalents compared to $31.3 million at December 31, 2008. We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. The primary areas of our business in which we spend cash include capital expenditures, payments of principal and interest on amounts owed under our Credit Facility to the extent we have outstanding borrowings, costs of operations and business combinations.

Cash From Operations

Cash provided by operations for the three months ended March 31, 2009 was $7.3 million, compared to cash provided by operations of $6.0 million for the three months ended March 31, 2008.

Cash provided by operations for the three months ended March 31, 2009 was generated by net losses of $4,000, offset by non-cash adjustments of $6.7 million, primarily depreciation and amortization. Net working capital changes and changes in non-current assets and liabilities increased cash flow from operations by $0.6 million, largely driven by the decrease in accounts receivable which generated $3.8 million of cash flow, partially offset by decreases in accounts payable which had a negative impact on cash flow of $2.5 million.

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

Credit Facility

For the three months ended March 31, 2009 and 2008, respectively, we had no borrowings under the Credit Facility. Our Credit Facility is a $75.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which will allow us to increase our borrowing capacity to $125.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. As of March 31, 2009, we were in compliance with all of the covenants contained in the Credit Facility. During the first quarter of 2009, we paid $225,000 of costs associated with our December 2008 amendment that were unpaid as of December 31, 2008.

Equity Transactions

During the three months ended March 31, 2009 and 2008, we received $27,000 and $207,000, respectively, in proceeds from the exercise of employee stock options. Also, during the three months ended March 31, 2009 and 2008, we paid $85,000 and $114,000, respectively, to satisfy the minimum tax withholding obligations for the vesting of RSUs for which we withheld the issuance of shares.

Capital Expenditures

For the three months ended March 31, 2009, we spent $2.6 million on capital expenditures as compared to $6.4 million for the three months ended March 31, 2008. A portion of our capital expenditures is reflected in our workstation growth. There were 12,523 workstations in operation at March 31, 2009, compared to 12,509 workstations in operation at December 31, 2008 and 13,823 at March 31, 2008.

During the three months ended March 31, 2009, we added a net total of 14 workstations. This included 143 workstations added to various operations centers both domestically and abroad. These additions were partially offset by the elimination of 129 seats that were located in a couple of North American facilities that we vacated in the first quarter. We spent approximately $1.5 million on workstation expansion during the first quarter of 2009. The remainder of our capital expenditures related primarily to upgrades of information technology and software purchases.

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

Commitments and Obligations

As of March 31, 2009, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash flows generated from operations. We would also consider accessing capital markets to meet our needs however, we can give no assurances that this type of financing would be available in the future. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related to our Credit Facility as well as investments in short-term, interest-bearing securities such as money market accounts. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Interest earned on our cash balances is based on current market rates. Accordingly, a 1.0% change (100 basis points) in these rates would have resulted in net interest income and expense changing by approximately $85,000 and $60,000 for the three months ended March 31, 2009 and 2008, respectively. Interest expense for the three months ended March 31, 2009 and 2008, consists primarily of amortization of debt issuance costs associated with our Credit Facility. The interest rates in effect for the Credit Facility at any point in time approximate market rates; thus, the fair value of any outstanding borrowings approximates its reported value. In the past, Management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider using these instruments to manage the impact of changes in interest rates based on Management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

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

As our offshore production continues to increase, so does our exposure to the effects of changes in foreign currency rates. The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $1.1 million and $1.3 million on our pre-tax income for the three months ended March 31, 2009 and 2008, respectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 6, 2009, the United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Annuity Fund and the United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Pension Fund commenced an action in the Bucks County Court of Common Pleas captioned United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Annuity Fund, et al. v. ICT Group, Inc. et al., No. 0902321. Plaintiffs seek to bring claims against us and our Board of Directors on behalf of a class of shareholders and derivatively relating to the offer by Aegis Limited, made public by Aegis Limited on March 2, 2009, to purchase the shares of ICT, which was rejected by the Company’s Board of Directors in a response made public by the Company on March 3, 2009. The complaint asserts class and derivative claims against all defendants for breach of fiduciary duty and derivative claims against all defendants for abuse of control, gross mismanagement and waste. Plaintiffs seek a decree that defendants breached their fiduciary duties and injunctive relief directing them to take certain actions and prohibiting them from taking other actions, along with attorneys’ fees and costs. Pursuant to agreement of counsel, defendants’ response to the complaint is not yet due.

We believe that the claims lack merit and we intend to defend the lawsuit vigorously. In developing our response to the claim, we are taking into consideration, among other things, the fact that ICT had received a similar non-public offer from Aegis approximately 3 to 4 weeks before Aegis decided to make it public. At the time of the original proposal, our Board of Directors reviewed the offer and consulted with outside financial and legal advisors and did substantial due diligence on Aegis Limited and the offer. Our Board of Directors again consulted with outside financial and legal advisors in connection with its evaluation of, and response to, the public offer. After a thorough review and evaluation of the offer, in its non-public and publicly disclosed forms, our Board of Directors determined that accepting the offer would not be in the best interests of the Company and its constituents, including the shareholders, and that, following the offer being made public by Aegis Limited, clear and prompt communication to the market of the Board’s position was prudent and appropriate.

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

ICT GROUP, INC.

Date: May 7, 2009	By:	/s/ John J. Brennan
John J. Brennan Chairman, President and Chief Executive Officer

Date: May 7, 2009	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia Executive Vice President, Corporate Finance, Chief Financial Officer and Assistant Secretary