Form 10-Q
period 2009-06-30
ICT GROUP INC
filed 2009-08-10
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of August 6, 2009, there were 16,069,234 outstanding shares of common stock, par value $0.01 per share, of the registrant.

ICT GROUP, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$42,310	$31,283
Accounts receivable, net of allowance for doubtful accounts of $553 and $541	66,904	65,156
Prepaid expenses and other current assets	9,763	9,258
Income taxes receivable	3,244	2,994
Deferred income taxes	199	196

Total current assets	122,420	108,887

PROPERTY AND EQUIPMENT, NET	51,061	57,841
DEFERRED INCOME TAXES	3,123	3,946
OTHER ASSETS	7,062	6,887

	$183,666	$177,561

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,658	$11,640
Accrued expenses and other current liabilities	37,801	33,432
Income taxes payable	380	885
Deferred income taxes	1,550	1,548

Total current liabilities	52,389	47,505

OTHER LIABILITIES	9,521	10,390
DEFERRED INCOME TAXES	134	165

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized,
16,059 and 15,932 shares issued and outstanding	161	159
Additional paid-in capital	120,920	119,949
Retained earnings	8,082	8,689
Accumulated other comprehensive loss	(7,541)	(9,296)

Total shareholders’ equity	121,622	119,501

	$183,666	$177,561

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE	$98,350	$109,569	$194,408	$218,269

OPERATING EXPENSES:
Cost of services	58,714	68,113	115,563	137,765
Selling, general and administrative	38,627	42,210	77,795	83,038
Restructuring charge	1,319	—	1,234	—

	98,660	110,323	194,592	220,803

Operating loss	(310)	(754)	(184)	(2,534)

INTEREST INCOME (EXPENSE)	(18)	67	(43)	189

Loss before income taxes	(328)	(687)	(227)	(2,345)

INCOME TAX PROVISION (BENEFIT)	275	(332)	380	(977)

NET LOSS	$(603)	$(355)	$(607)	$(1,368)

LOSS PER SHARE:
Basic loss per share	$(0.04)	$(0.02)	$(0.04)	$(0.09)

Diluted loss per share	$(0.04)	$(0.02)	$(0.04)	$(0.09)

Shares used in computing basic loss per share	16,051	15,887	16,010	15,865

Shares used in computing diluted loss per share	16,051	15,887	16,010	15,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(607)	$(1,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,700	13,430
Share-based compensation	1,572	1,058
Deferred income tax expense	191	49
Amortization of deferred financing costs	186	90
Asset impairments	101	—
(Increase) decrease in:
Accounts receivable	(387)	(10,783)
Prepaid expenses and other current assets	(840)	(1,756)
Other assets	(600)	(745)
Increase (decrease) in:
Accounts payable	795	1,919
Accrued expenses and other liabilities	3,983	(1,743)
Income taxes payable, net	43	(3,134)

Net cash provided by (used in) operating activities	16,137	(2,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,072)	(12,116)
Settlement on derivatives	1,682	(575)

Net cash used in investing activities	(3,390)	(12,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	7,000
Payment of debt issuance costs	(225)	—
Proceeds from exercise of stock options	32	219
Withholding of restricted share units for minimum tax obligations	(95)	(119)

Net cash (used in) provided by financing activities	(288)	7,100

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(1,432)	383

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,027	(8,191)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,283	30,244

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,310	$22,053

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

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

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. Various aspects of the manner in which these rates are determined have been modified by the Third Amendment. We have two borrowing options, either (1) a “Base Rate” option, under which the interest rate is calculated using the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate, or (c) the Eurocurrency Rate, as defined below, plus 1.50%, in each case plus a spread ranging from 0.25% to 1.50%, or (2) a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1.75% to 3.00%. The amount of the spread under each borrowing option depends on the ratio of consolidated funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, income taxes, depreciation and amortization, certain restructuring charges and certain other charges). At June 30, 2009, we had no outstanding borrowings.

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. Several of these covenants have been modified by the Third Amendment. In addition, the Third Amendment adds a financial covenant that requires us to maintain certain minimum EBITDA levels. We are also required to pay a quarterly commitment fee which, as modified by the Third Amendment, ranges from 0.35% to 0.65% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. As of June 30, 2009, we were in compliance with all covenants.

For both the three and six months ended June 30, 2009 and 2008, our interest expense related to our Credit Facility, exclusive of the amortization of debt issuance costs, was $0 and $12,000, respectively.

At June 30, 2009, we had $373,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. At June 30, 2009, there were no outstanding letters of credit. The amount of available capacity under the Credit Facility at June 30, 2009 was $75.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net loss	$(603)	$(355)	$(607)	$(1,368)

Basic loss per share:
Weighted average shares outstanding	16,051	15,887	16,010	15,865

Basic loss per share	$(0.04)	$(0.02)	$(0.04)	$(0.09)

Diluted loss per share:
Weighted average shares outstanding	16,051	15,887	16,010	15,865
Dilutive shares resulting from common stock equivalents (1)	—	—	—	—

Shares used in computing diluted loss per share	16,051	15,887	16,010	15,865

Diluted loss per share	$(0.04)	$(0.02)	$(0.04)	$(0.09)

(1)	Given our net loss for the three and six months ended June 30, 2009 and 2008, all common stock equivalents were excluded from the calculation of diluted shares as the result would be antidilutive. Accordingly, the dilutive effects of options to purchase 14,000 and 2,000 shares of common stock and 352,000 and 49,000 restricted stock units, were not included in the computation of Diluted EPS, for the three and six months ended June 30, 2009, respectively. The dilutive effects of options to purchase 115,000 and 120,000 shares of common stock and 367,000 and 100,000 restricted stock units, were not included in the computation of Diluted EPS for both the three and six months ended June 30, 2008, respectively.

Note 4: SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive management, the Board of Directors and other full-time employees. Our share-based compensation, by category, is shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Share-based compensation:
Stock options	$21	$27	$43	$37
Restricted stock units (“RSUs”)	427	376	780	779
Long-term incentive plan	453	124	749	242

Total share-based compensation	$901	$527	$1,572	$1,058

Stock Option Awards:

Stock option awards are available under our current existing equity plans. We recognize compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period, which for these awards is the vesting period. None of the stock options granted to date have performance-based or market-based vesting conditions.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2009	405,330	$12.10
Granted	—	—
Exercised	(9,000)	3.58
Canceled	(15,730)	13.85

Outstanding, June 30, 2009	380,600	12.22	3.0 years	$31,508

Vested and exercisable at June 30, 2009	368,350	12.14	2.9 years	$31,508
Expected to vest as of June 30, 2009	379,988	12.22	3.0 years	$31,508

Restricted Stock Units:

For RSU awards with a graded–vesting schedule and with only service conditions, we recognize compensation expense based on the grant–date fair value of the award on a straight-line basis over the vesting period. The fair value of an RSU is the fair value of the Company’s common stock (closing market price) on the date of grant.

To the extent an RSU award has performance conditions and graded-vesting, we treat each vesting tranche as an individual award and recognize compensation expense on a straight-line basis over the requisite service period for each tranche. The requisite service period over which we will record compensation expense is a combination of the performance period and subsequent vesting period based on continued service. The following table summarizes the changes in non-vested RSUs that have only service conditions for the six months ended June 30, 2009.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2009	494,931	$13.01
Granted	147,390	5.30
Vested	(155,881)	14.48
Canceled/Forfeited	(16,340)	9.33

Non-vested RSUs at June 30, 2009	470,100	$10.23	$4,103,973

In addition to the RSUs shown in the table above are 150,000 RSUs that have performance conditions associated with them. These performance conditions are based on the Company’s financial performance in fiscal years 2009 and 2010. The maximum number of RSUs that can be earned is represented by the 150,000 RSUs; to the extent the performance targets associated with these RSUs are not achieved, a lesser number of RSUs will be earned. Any shortfall in RSUs earned, as compared to the maximum number, will be considered a forfeiture at the time the actual achievement is known. Also, in addition to the RSUs listed above are 75,000 awards that require cash settlement; consequently, these RSUs are excluded from the table above as they will not result in the issuance of shares of stock.

Included in the vested number of RSUs for the six months ended June 30, 2009, were 24,990 RSUs that employees surrendered to the Company in payment of minimum tax obligations upon vesting. During the six months ended June 30, 2009, we valued the stock at the closing market price on the date of surrender for an aggregate value of approximately $95,000, or $3.82 per share. Also included in the vested number of RSUs were 12,500 RSUs that were cash settled at $4.45 per-share, which was the closing price of our stock on the vesting date.

Long-Term Incentive Plan:

The ICT Group, Inc. Long-Term Incentive Plan (“LTIP”) provides for both a performance-based incentive and an executive retention incentive. The first establishes a performance-based incentive by requiring achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The second establishes a service-based incentive whereby an RSU is awarded to the participants with time vesting conditions. The Compensation Committee determines what portion of an award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded for the performance-based incentive depends on the price of the Company’s stock at the date the performance level is determined and the award, if any, is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the performance-based LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. Additionally, the service-based incentive associated with the 2009 LTIP is also liability-classified, as the Compensation Committee has retained discretion with respect to this award to determine whether this award will be distributed in cash or RSUs at a later date. For the three and six months ended June 30, 2009, we recognized compensation expense based on management’s best estimate at that time as to what financial targets will be achieved. For the three and six months ended June 30, 2009, we recognized $96,000 and $185,000, respectively, of compensation expense associated with our performance-based LTIP awards and $357,000 and $564,000, respectively, associated with our service-based LTIP awards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(603)	$(355)	$(607)	$(1,368)
Derivative instruments	2,344	(6,703)	3,277	(11,409)
Foreign currency translation adjustments	(1,594)	(1,784)	(1,522)	(4,201)

Comprehensive income (loss)	$147	$(8,842)	$1,148	$(16,978)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Revenue:
United States	$69,192	$67,664	$137,868	$136,546
Canada	21,653	27,195	42,023	54,550
Other foreign countries	7,505	14,710	14,517	27,173

	$98,350	$109,569	$194,408	$218,269

(in thousands)	June 30, 2009	December 31, 2008
Property and equipment, net:
United States	$21,712	$24,795
Philippines	20,013	23,067
Canada	5,163	5,727
Other foreign countries	4,173	4,252

	$51,061	$57,841

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

We had derivative assets and liabilities related to outstanding forward exchange contracts and options maturing within 21 months designated as accounting hedges with notional values of $102.3 million and $93.4 million at June 30, 2009 and December 31, 2008, respectively.

On a recurring basis, we also enter into foreign exchange forward contracts to mitigate the effects of the foreign currency remeasurement of balance sheet accounts that are denominated in currencies other than the functional currency of a subsidiary. Gains and losses based on the fair value estimated on the balance sheet date through the ultimate settlement date are recognized in earnings as we elect not to designate these contracts as accounting hedges.

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

The following table summarizes our assets and liabilities measured and reported in our financial statements at fair value on a recurring basis as of June 30, 2009 and indicates the fair value technique used to determine the fair value. We manage the credit risks associated with our derivatives through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. The valuation adjustments we recorded against the derivative assets to reflect counterparty credit risk are not significant. The counterparties of our derivative instruments are the same group of banks that are lenders under the Credit Facility described in Note 2. As such, we have not been required to maintain additional collateralization on our derivative instruments in net liability positions.

(in thousands)	June 30, 2009	December 31, 2008	Fair Value Technique
Forward exchange contracts and options designated as accounting hedges under SFAS No. 133
Prepaid and other current assets	$528	$—	Level 2
Other assets	102	—	Level 2
Accrued expenses and other current liabilities	3,485	5,071	Level 2
Other liabilities	179	524	Level 2

Forward exchange contracts and options not designated as accounting hedges under SFAS No. 133
Accrued expenses and other current liabilities	$1,445	$—	Level 2
Prepaid and other current assets	—	623	Level 2

Effective January 1, 2009, we adopted SFAS No.157 for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS No.157 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact our financial position or results of operations for the three and six months ended June 30, 2009.

The following table summarizes the pre-tax gains (losses) recognized on our derivative financial instruments. Gains and losses are recorded as a component of selling, general and administrative costs in our consolidated statement of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Forward exchange contracts and options designated as accounting hedges under SFAS No. 133	$(1,703)	$1,000	$(3,208)	$3,541

Forward exchange contracts and options not designated as accounting hedges under SFAS No. 133	$(1,658)	$(236)	$(385)	$(751)

The following table summarizes the pre-tax aggregate unrealized net gain and loss in other comprehensive income (“OCI”) recognized on our derivative financial instruments for the three and six months ended June 30, 2009 and 2008. Gains and losses reclassified into earnings are included as a component of selling, general and administrative costs in our consolidated statement of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Gain (loss) recognized in OCI for effective portion of forward exchange contracts and options designated as accounting hedges under SFAS No. 133	$4,047	$(7,703)	$6,485	$(14,950)

Gain (loss) reclassified from accumulated OCI to income for effective portion of forward exchange contracts and options designated as accounting hedges under SFAS No. 133	(1,703)	1,000	(3,208)	3,541

Comprehensive income (loss) from derivative instruments	$2,344	$(6,703)	$3,277	$(11,409)

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

Note 8: INCOME TAXES

Provision for Income Taxes

We calculate our provision for income taxes during interim periods in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” Our effective tax rates vary from period to period as separate calculations are performed for those countries where our operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. Income tax expense of $275,000 and $380,000 for the three and six months ended June 30, 2009, respectively, reflects our overall estimate of taxable income in the jurisdictions where we expect to generate profits. Our income tax expense for the three months ended June 30, 2009 reflects approximately $191,000 of expense relating to a valuation allowance recorded during the second quarter against Canada deferred tax assets. The income tax benefit of $332,000 and $977,000 recorded for the three and six-month periods ended June 30, 2008 reflected income tax benefits related to those countries where we expected to be profitable, and ongoing assessments related to the recognition and measurement of unrecognized tax benefits.

The need to maintain valuation allowances against deferred tax assets in the U.S., Canada, Australia, Ireland and Argentina will continue to cause variability in our quarterly and annual effective tax rates. Valuation allowances against deferred tax assets in these locations will be maintained until sufficient positive evidence exists to reduce or eliminate them.

Unrecognized Tax Benefits

We are subject to income taxes in the U.S. and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. Our gross unrecognized tax benefit at June 30, 2009 and December 31, 2008 was approximately $4.4 million as of each date. The amount, if recognized, that would affect the effective tax rate, was approximately $2.5 million at June 30, 2009.

As of June 30, 2009, we do not expect the liability for unrecognized tax benefits to change significantly during the next 12 months. It is possible, however, that the amount of the our unrecognized tax benefits may change within the next 12 months as a result of routine audits or of changes in judgment as new information becomes available related to our tax return positions. An estimate of the range of reasonably possible outcomes cannot be made at this time.

We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2009 and December 31, 2008, we have recorded approximately $860,000 and $755,000, respectively, of estimated interest and penalties.

Note 9: CORPORATE RESTRUCTURING

During the six months ended June 30, 2009, we recorded $1.2 million of restructuring charges, net of restructuring charge reversals. Our restructuring charges included site closure costs of $925,000 which are primarily ongoing lease and other contractual obligations, the impairment of $101,000 of leasehold improvements and certain fixed assets, and severance costs of $705,000. These charges were partially offset by $497,000 of restructuring charge reversals, as we negotiated a lease termination agreement for a facility that was part of our 2007 restructuring plan. Accordingly, we reduced our outstanding accrual by $418,000 in connection with this agreement. We also reversed $79,000 of severance estimates that were recorded as part of our 2008 restructuring plan.

(in thousands)	Accrual at December 31, 2008	Restructuring Charge	Cash Payments	Asset Impairment	Reversals	Foreign Currency Translation	Accrual at June 30, 2009
Lease obligations and facility exit costs	$6,204	$925	$(2,621)	—	$(418)	$350	$4,440
Property and equipment	—	101	—	$(101)	—	—	—
Severance	1,386	705	(1,112)	—	(79)	2	902

	$7,590	$1,731	$(3,733)	$(101)	$(497)	$352	$5,342

During the six months ended June 30, 2009, we did not enter into any sublease arrangements. All cash payments made were related to the ongoing lease obligations and severance arrangements. We continue to evaluate and update our estimate of the remaining liabilities. At June 30, 2009 and December 31, 2008, $2.2 million and $2.7 million, respectively, of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. The remaining balance is included in accrued expenses and other current liabilities in our consolidated balance sheet at June 30, 2009 and December 31, 2008.

Note 10: CLIENT CONCENTRATION AND CREDIT RISK

The following table summarizes our revenue by industry. The loss of one or more of our major clients or an economic downturn in the financial services, technology and communications, and healthcare industries could have a material adverse effect on our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Financial services	45%	50%	45%	49%
Technology & Telecommunications	37%	31%	36%	31%
Healthcare	11%	11%	12%	12%
Other	7%	8%	7%	8%

For the three and six months ended June 30, 2009, we had two clients, GMAC LLC and Rogers Communications, Inc., whose revenue exceeded at least 10% of our consolidated revenue for each period. For the three and six months ended June 30, 2008, we had one client, Rogers Communications, Inc., whose revenue exceeded 10% of our consolidated revenue for each period. For the three and six months ended June 30, 2009, our top ten clients accounted for 57% of our total revenue, respectively, as compared to 44% for the three and six months ended June 30, 2008, respectively. Timely collection of our accounts receivable is dependent upon the financial condition of our clients. We continually evaluate the financial condition of our clients and generally do not require collateral. Although we are an international business, much of our client base is located in North America and not necessarily in the offshore locations where we operate. We believe our allowance for doubtful accounts reflects the collectibility of our receivables, taking into account current market conditions in the various verticals in which we operate. Although our accounts receivable remains sensitive to the current economic downturn, particularly in the financial services industry, we believe that we have adequately addressed credit risk as of June 30, 2009. If we determine that risk of non-payment with any of our client base increases in the future, we would take appropriate actions to mitigate that risk.

Note 11: LITIGATION

On March 6, 2009, two shareholders, the United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Annuity Fund and the United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Pension Fund commenced an action in the Bucks County Court of Common Pleas captioned United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Annuity Fund, et al. v. ICT Group, Inc. et al., No. 0902321. Plaintiffs sought to bring claims against us and our Board of Directors on behalf of a class of shareholders and derivatively relating to the offer by Aegis Limited, made public by Aegis Limited on March 2, 2009, to purchase the shares of ICT, which was rejected by the Company’s Board of Directors in a response made public by the Company on March 3, 2009. The plaintiffs agreed to voluntarily dismiss the lawsuit without prejudice. Accordingly, the case was dismissed on May 15, 2009.

Note 12: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R) which modifies the accounting for mergers and acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations which are consummated after January 1, 2009. The adoption of this pronouncement did not have any impact on our results of operations or financial condition.

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

In April 2009, the FASB released FASB Staff Position (FSP) 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28-1). This pronouncement amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim financial statements. We adopted FSP SFAS 107-1 and APB 28-1 on June 30, 2009 and has provided the necessary additional disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, the quarter ending June 30, 2009 for the Company. The adoption of SFAS 165 did not materially impact the Company. We considered all subsequent events through August 6, 2009, the date the financial statements were available to be issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

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

We also continue to provide telesales to our clients. However, as part of a realignment of our services we have limited our U.S. and Canadian telesales efforts to accommodate demand from large strategic clients. Also, we have ceased providing our market research service offerings as part of this realignment.

We provide our services through operations centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, the Philippines, Costa Rica, India and Argentina. As of June 30, 2009, we had 39 operating centers from which we support clients primarily in the financial services, healthcare, telecommunications, information technology, business and consumer services, Government and energy services sectors.

Our domestic sales force is organized by specific industry verticals, which enables our sales personnel to develop in-depth industry and product knowledge. We also have sales operations in the U.K., Canada, Mexico, Australia and Argentina.

We invest in systems and software technologies designed to improve productivity in order to lower the effective cost per contact made or received. Our systems and software technologies are also designed to improve our effectiveness by providing our agents with real-time access to customer and product information. We currently offer and/or utilize a comprehensive suite of business process outsourcing (BPO) technologies, available on a hosted basis for use by clients at their own in-house facilities or on a co-sourced basis in conjunction with our fully integrated, Web-enabled centers. Our technologies include automatic call distribution (ACD) voice processing, interactive voice response (IVR), advanced speech recognition (ASR), Voice over Internet Protocol (VoIP), contact management, automated e-mail management and processing, sales force and marketing automation, alert notification and Web self-help.

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

Our clients typically enter into multi-year, contractual relationships with us that may contain provisions for early contract terminations. The pricing component of a contract is often comprised of a base service charge and separate charges for ancillary services. Our services are generally priced based upon per-minute or hourly rates. On occasion, we perform services for which we are paid incentives based on performance. The nature of our business is such that we generally compete with other outsourced service providers as well as the retained in-house operations of our customers. This can create pricing pressures and impact the rates we can charge in our contracts.

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

We refer to our revenue as either Core revenue or Non-Core revenue. Core revenue encompasses customer care, help desk support, technical support, database marketing, lead qualification, technology hosting, data processing, data entry, receivables management and other BPO activities. Non-Core revenue includes financial telesales for U.S. and Canadian clients along with market research services. As of December 31, 2008, we decided no longer to provide market research services.

Results for the three and six months ended June 30, 2009 reflect the following:

•	Decreased revenue, which dropped 10% and 11%, respectively, compared to the three and six months ended June 30, 2008.

•	Core revenue in both periods increased by 1%, while Non-core revenue decreased by over 75% in each period.

•	Our Core production volume increased in the three and six months ended June 30, 2009 by 13% and 14%, respectively, as compared to the prior year.

•	Our cost of services, as a percentage of revenue, declined to 60% and 59% for the three and six months ended June 30, 2009, respectively, from 62% and 63%, respectively, in the prior year periods.

•	Our Philippines operations handled approximately 46% of total production for the second quarter of 2009 as compared to 42% of total production for the second quarter of 2008.

•

We recorded restructuring charges of $1.3 million and $1.7 million during the three and six months ended June 30, 2009. The charges for the six months ended June 30, 2009 were partially offset by $497,000 of restructuring charge reversals in the first quarter of 2009.

•

The impact of foreign exchange rates continues to be a large factor in our operating results. Foreign exchange had a positive impact of $1.4 million and $3.9 million, respectively, for the three and six months ended June 30, 2009.

From the third quarter of 2007 and continuing into 2009, our operations have been impacted by various adverse economic events including the current economic downturn as well as the consumer credit crisis and the mortgage crisis, both of which had a significant impact on the decline in our revenue. We do not believe that our operating results from this timeframe are indicative of our future operating results. Currently, we are beginning to see stability in the markets we serve, which is an improvement from the significant uncertainty that existed at the end of 2008. We are thus optimistic, subject to macroeconomic conditions, as to our prospects for improved profitability and liquidity, particularly with respect to our customer support services.

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

We believe that our 2009 performance will be largely dependent on our ability to continue capturing new business, leveraging the investment we have made in our infrastructure and expanding our business service offerings. We believe that major corporations will continue to utilize the skills of companies like ours and that the services outsourced will continue to expand beyond the contact center services that currently comprise the large majority of our business. We plan to leverage our existing strength in the financial services, telecommunications and healthcare markets and provide additional business services to our customers.

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

During the six months ended June 30, 2009, we did not make any material changes to our critical accounting policies. For additional discussion of our critical accounting policies, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2009 and 2008:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2009	2008	% change	2009	2008	% change
Revenue:	$98,350	$109,569	-10.2%	$194,408	$218,269	-10.9%

Core	94,422	93,688	0.8%	185,921	183,617	1.3%
Non-Core	3,928	15,881	-75.3%	8,487	34,652	-75.5%

Core Production Hours (in thousands)	4,668	4,136		9,260	8,094
Non-Core Production Hours (in thousands)	233	879		497	1,927
Average Number of Workstations	12,462	13,808		12,477	13,775

There are two primary factors which have impacted our revenue during the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008. The first factor is the overall economic environment, which has had a significant impact on our Non-Core services. Our Non-Core production hours comprised approximately 5% of our total production hours for both the three and six months ended June 30, 2009, as compared to 18% and 19%, respectively, for the three and six months ended June 30, 2008. Overall, our Non-Core production decreased by over 70% during the three and six months ended June 30, 2009, over the comparable prior year periods. This reduction in non-core revenue is primarily due to reduced production volumes associated with our clients in the financial services industry.

The other factor impacting our revenue is changes in foreign currency rates. The changes in foreign exchange rates during the three and six months ended June 30, 2009 as compared to the foreign exchange rates during the comparable prior year period had a negative impact of $5.4 million and $12.9 million on total revenue, respectively. The impact was primarily due to changes in the Canadian dollar and the Mexican peso, which combined had a negative impact of $4.1 million and $10.2 million for the three and six months ended June 30, 2009, respectively.

Total annualized revenue per average workstation for the three and six months ended June 30, 2009 decreased by 1% and 2%, respectively, to $31,568 and $31,163 from $31,741 and $31,691 as compared to the three and six months ended June 30, 2008, primarily due to the impact of changes in foreign exchange rates offset by an increase in production hours per average number of workstations. On an annualized basis, foreign exchange rates had a negative impact on our revenue per workstation of $1,740 for the three months ended June 30, 2009 and $2,060 for the six months ended June 30, 2009.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2009	2008	% change	2009	2008	% change
Cost of Services:	$58,714	$68,113	-13.8%	$115,563	$137,765	-16.1%

Direct labor costs	44,466	50,549	-12.0%	87,066	102,840	-15.3%
Telecom costs	3,838	5,175	-25.8%	7,997	10,200	-21.6%
Other costs of services	10,410	12,389	-16.0%	20,500	24,725	-17.1%

Total Cost of Services as a Percentage of Revenue	59.7%	62.2%		59.4%	63.1%
Production Hours (in thousands)	4,901	5,015		9,757	10,021

Our cost of services consist primarily of direct labor costs associated with our customer service representatives and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance costs, other support services costs and billable labor costs.

For the three and six months ended June 30, 2009, the decline in our cost of services over the comparable periods in 2009 was driven primarily by the impact of changes in foreign currency exchange rates. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour for the three and six months ended June 30, 2009 was $9.07 and $8.92, respectively, compared to $10.08 and $10.26, respectively, for the comparable periods in 2008. This significant drop reflects the impact of foreign exchange rates, which we estimate to have reduced our labor costs by $4.2 million and $9.8 million, respectively, as compared to what the costs would have been by applying the foreign exchange rates in effect during the three and six months ended June 30, 2008. The production mix of hours in lower wage contact centers in the Philippines and Latin America versus higher cost centers in the U.S. and Canada also impacted our labor costs, as offshore production hours increased to 49% of total production hours during the three and six months ended June 30, 2009 as compared to 44% in the comparable prior year periods.

The decrease in telecom costs for the three and six months ended June 30, 2009 was primarily rate-driven as our telephony cost per production hour decreased by 24% and 19%, respectively, as compared to the comparable prior year periods. Our telecom costs are also impacted by the decrease in production hour volume.

Other costs of services include billable third party labor costs, training costs and our internal quality assurance costs. The decrease is primarily due to decreased internal quality assurance and billable third party labor costs, both of which are impacted by the decrease in production hour volume.

Overall, our cost of services will continue to be impacted by fluctuations in foreign currency exchange rates. The changes in foreign exchange rates during the three and six months ended June 30, 2009 as compared to the foreign exchange rates during the comparable prior year periods reduced our total cost of services by $5.5 million and $12.7 million, respectively. The impact was primarily due to changes in the Philippine peso, Canadian dollar and the Mexican peso.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2009	2008	% change	2009	2008	% change
Selling, General and Administrative Expenses:	$38,627	$42,210	-8.5%	$77,795	$83,038	-6.3%

Salaries, benefits and other personnel-related costs	15,613	17,762	-12.1%	31,078	36,040	-13.8%
Facilities and equipment costs	12,566	15,088	-16.7%	25,640	30,334	-15.5%
Depreciation and amortization	5,765	6,725	-14.3%	11,700	13,430	-12.9%
Other SG&A costs	4,683	2,635	77.7%	9,377	3,234	190.0%

Total SG&A as a Percentage of Revenue	39.3%	38.5%		40.0%	38.0%

Selling, general and administrative (“SG&A”) expenses primarily are comprised of salaries and benefits, rental expenses relating to our facilities and some of our equipment, equipment maintenance and depreciation and amortization costs. Other SG&A costs includes gains or losses on our hedging instruments as well as expenses relating to the various forms of business-related insurance we maintain, the expenses we incur for third party service providers including our independent accountants, outside legal counsel, and payroll processing providers.

Our salaries, benefits and other personnel-related costs were lower during the three and six months ended June 30, 2009, primarily as a result of our 2008 restructuring efforts undertaken to adapt to the current economic environment, which resulted in the elimination of various management personnel. Our facilities costs consist primarily of rental fees, which decreased, also as a result of the restructuring efforts undertaken in 2008. Our depreciation and amortization declines reflect a lower level of utilized assets, as a result of asset impairment charges recorded in December 2008.

Included within other SG&A costs are gains and losses associated with our currency hedging programs and transactional gains and losses associated with foreign exchange. For the three and six months ended June 30, 2009, we recognized $1.2 million and $2.1 million, respectively, of net losses from hedging activities and foreign exchange transactions, as compared to $785,000 and $3.9 million of net gains for the three and six months ended June 30, 2008, respectively.

As we continue to expand our operations outside of the United States, our SG&A expenses will continue to be impacted by fluctuations in foreign currency exchange rates. Approximately 47% and 45% of our SG&A expenses for the three and six months ended June 30, 2009, respectively, were incurred in foreign locations, as compared to 50% in each of the comparable prior year periods. The changes in foreign exchange rates during the three and six months ended June 30, 2009 as compared to the foreign exchange rates during the comparable prior year period had the effect of decreasing our SG&A costs by $3.9 million and $8.1 million. The impact was primarily due to changes in the Philippine peso, Canadian dollar and the British pound sterling.

As a percentage of revenue, our SG&A expenses increased for three and six months ended June 30, 2009 as compared to the same period in the prior year, primarily as a result of our foreign currency hedging losses as well as the foreign currency transactional gains and losses.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2009	2008	% change	2009	2008	% change
Restructuring Charge:	$1,319	$—	n/a	$1,234	$—	n/a

During the three and six months ended June 30, 2009, we recorded $1.3 million and $1.2 million of restructuring charges, net of restructuring charge reversals, respectively. The total charges reflect $925,000 for lease obligations and other contractual obligations, $705,000 of severance charges and $101,000 of asset impairments. Of these total charges, $1.1 million related to our operations in the U.K and Ireland. Our results for the six months ended June 30, 2009 also reflect restructuring charge reversals of $497,000, primarily the reversal of a facility lease accrual during the first quarter of 2009 for which we able to negotiate a lease termination for a facility that we had vacated in 2007.

At June 30, 2009, $5.3 million in restructuring liabilities remain outstanding. Of this, $3.1 million expects to be paid within one year, while the remaining $2.2 million will be paid through 2011. The long-term portion represents lease obligation payments and estimated facility exit cost payments to be made through the lease termination dates.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2009	2008	% change	2009	2008	% change
Interest Expense:	$(93)	$(60)	55.0%	$(193)	$(116)	66.4%
Interest Income:	$75	$127	-40.9%	$150	$305	-50.8%

Our net interest costs increased primarily because of lower interest rates on invested cash and cash equivalent balances and an increase in interest expense due to higher levels of debt issuance cost amortization. In December 2008, we amended our Credit Facility in connection with which we incurred $397,500 of issuance costs, which are being amortized over an 18-month period and resulted in a higher quarterly interest expense of $66,000 during the three months ended June 30, 2009.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2009	2008	% change	2009	2008	% change
Income Tax Provision (Benefit):	$275	$(332)	-182.8%	$380	$(977)	-138.9%

Our provision for income taxes for the three and six months ended June 30, 2009 is based on our current estimate for the fiscal year, as limited by our ability to recognize income tax benefits in the tax jurisdictions for which we are expecting operating losses. Included in our tax expense for the three and six months ended June 30, 2009 is a $191,000 valuation allowance placed on a deferred tax asset we have recorded in Canada. Included in our tax benefit during the six months ended June 30, 2008 was $275,000 that we recognized due to an expiring statute for tax credits that we received in a prior period. Based on quarterly changes in our estimated income or loss in each tax jurisdiction, particularly in jurisdictions where we have tax holidays, our effective tax rate can fluctuate from period to period and experience more volatility than in recent years. Our effective income tax rate will also continue to be impacted by our ability to realize the tax benefit of any deferred tax assets recorded.

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

Liquidity and Capital Resources

At June 30, 2009, we had $42.3 million of cash and cash equivalents compared to $31.3 million at December 31, 2008. We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. The primary areas of our business in which we spend cash include costs of operations, capital expenditures, payments of principal and interest on amounts owed under our Credit Facility to the extent we have outstanding borrowings, costs of operations and business combinations.

Cash From Operations

Cash provided by operations for the six months ended June 30, 2009 was $16.1 million, compared to cash used in operations of $3.0 million for the six months ended June 30, 2008.

Cash provided by operations for the six months ended June 30, 2009 reflects a net loss of $607,000, offset by non-cash adjustments of $13.8 million, primarily depreciation and amortization. Net working capital changes and changes in non-current assets and liabilities increased cash flow from operations by $3.0 million, largely driven by the increase in accrued expenses which generated $4.0 million of cash flow, partially offset by increases in our current assets of $1.2 million.

Cash used in operations for the six months ended June 30, 2008 reflects a net loss of $1.4 million, offset by non-cash adjustments of $14.6 million, primarily depreciation and amortization, and $16.2 million of net working capital changes and changes in non-current assets and liabilities, which was largely driven by the timing of customer payments, which served to increase accounts receivable.

Credit Facility

During the six months ended June 30, 2009, we had no borrowings under the Credit Facility. During the six months ended June 30, 2008, we had $7.0 million of borrowings under the Credit Facility, which was repaid in July 2008. Our Credit Facility is a $75.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which could allow us to increase our borrowing capacity to $125.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. As of June 30, 2009, we were in compliance with all of the covenants contained in the Credit Facility. During the first six months of 2009, we paid $225,000 of costs associated with our December 2008 amendment that were unpaid as of December 31, 2008.

Equity Transactions

During the six months ended June 30, 2009 and 2008, we received $32,000 and $219,000, respectively, in proceeds from the exercise of employee stock options. Also, during the six months ended June 30, 2009 and 2008, we paid $95,000 and $119,000, respectively, to satisfy the minimum tax withholding obligations for the vesting of RSUs for which we withheld the issuance of shares.

Capital Expenditures

For the six months ended June 30, 2009, we spent $5.1 million on capital expenditures as compared to $12.1 million for the six months ended June 30, 2008. A portion of our capital expenditures is reflected in our new workstations. There were 12,400 workstations in operation at June 30, 2009, compared to 12,509 workstations in operation at December 31, 2008 and 13,793 at June 30, 2008.

During the six months ended June 30, 2009, we decreased by 109 our net workstations in production. This included 497 workstations eliminated from various operations centers both domestically and abroad. These eliminations were partially offset by the addition of 388 seats that were placed in various onshore and offshore locations. We spent approximately $2.6 million on workstation expansion during the first six months of 2009. The remainder of our capital expenditures related primarily to upgrades of information technology and software purchases.

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

We believe that our cash equivalents, the cash flow generated from operations, the ability to acquire equipment through leases, and funds available under our Credit Facility will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months.

Commitments and Obligations

As of June 30, 2009, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash on hand and cash flows generated from operations. We would also consider accessing capital markets to meet our needs, however, we can give no assurances that this type of financing would be available in the future. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008.

FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include statements relating to our current outlook of our business, the appropriateness of our reserves for contingencies, the realizability of our deferred tax assets, our ability to finance our operations and capital requirements for the next twelve months, our ability to finance our long-term commitments, certain information relating to outsourcing trends as well as other trends in the outsourced business services industry and the overall domestic economy, our business strategy including the markets in which we operate, the services we provide, our ability to attract new clients and the customers we target, our ability to comply with the terms of our customer agreements without being impacted by penalty provisions set forth therein, the benefits of certain technologies we have acquired or plan to acquire and the investment we plan to make in technology, our plans regarding international expansion, the implementation of quality standards, the seasonality of our business, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words “will,” “should,” “believes,” “plans,” “intends,” “expects,” “anticipates” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

Some factors that could prevent us from achieving our goals—and cause the assumptions underlying the forward-looking statements and our actual results to differ materially from those expressed in or implied by those forward-looking statements—include, but are not limited to, the following: (i) global economic conditions; (ii) customer demand for a client’s product or service, the client’s budgets and plans and political, economic and other conditions affecting the client’s industry; (iii) our dependence on a few industries for a majority of our revenue; (iv) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (v) the competitive nature of the outsourced business services industry and our ability to distinguish our services from other outsourced business services companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (vi) economic, political or other conditions which could alter the desire of businesses to outsource certain sales and service functions and our ability to obtain additional contracts to manage outsourced sales and service functions; (vii) our ability to offer value-added services to businesses in our targeted industries and our ability to benefit from our industry specialization strategy; (viii) technology risks, including our ability to select or develop new and enhanced technology on a timely basis, mitigate interruptions or failures of our infrastructure, anticipate and respond to technological shifts and implement new technology to remain competitive, as well as costs to implement these new technologies; (ix) the results of our operations, which depend on numerous factors including, but not limited to, the commencement and expiration of contracts, the ability to perform in accordance with the terms of the contracts, the timing and amount of new business generated by us, our revenue mix, the timing of additional selling, general and administrative expenses, demand for labor, unanticipated labor difficulties, and the general competitive conditions in the outsourced business services industry; (x) equity market conditions; (xi) our capital and financing needs; (xii) the cost to prosecute, defend or settle litigation by or against us, judgments, orders, rulings and other developments in or affecting litigation by or against us; (xiii) an influenza pandemic or the threat of a pandemic, which may adversely impact our ability to perform our services or may adversely impact client and consumer demand; (xiv) terrorist attacks and their aftermath and (xv) the outbreak of war.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related to our Credit Facility as well as investments in short-term, interest-bearing securities such as money market accounts. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Interest earned on our cash balances is based on current market rates. Accordingly, a 1.0% change (100 basis points) in these rates would have resulted in net interest income and expense changing by approximately $100,000 and $186,000 for the three and six months ended June 30, 2009, respectively and $40,000 and $100,000 for the three and six months ended June 30, 2008, respectively. Interest expense for the three and six months ended June 30, 2009 and 2008, consists primarily of amortization of debt issuance costs associated with our Credit Facility. The interest rates in effect for the Credit Facility at any point in time approximate market rates; thus, the fair value of any outstanding borrowings approximates its reported value. In the past, Management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider using these instruments to manage the impact of changes in interest rates based on Management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

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

As our offshore production continues to increase, so does our exposure to the effects of changes in foreign currency rates. The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $1.3 million and $2.4 million on our pretax earnings for the three and six months ended June 30, 2009 and an impact of approximately $1.2 million and $2.4 million for three and six months ended June 30, 2008.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 6, 2009, two shareholders, the United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Annuity Fund and the United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Pension Fund commenced an action in the Bucks County Court of Common Pleas captioned United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Annuity Fund, et al. v. ICT Group, Inc. et al., No. 0902321. Plaintiffs sought to bring claims against us and our Board of Directors on behalf of a class of shareholders and derivatively relating to the offer by Aegis Limited, made public by Aegis Limited on March 2, 2009, to purchase the shares of ICT, which was rejected by the Company’s Board of Directors in a response made public by the Company on March 3, 2009. The plaintiffs agreed to voluntarily dismiss the lawsuit without prejudice. Accordingly, the case was dismissed on May 15, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2009 Annual Meeting of Shareholders was held on May 29, 2009. At the meeting, the following items were submitted to a vote of shareholders.

(a)	The following nominees were elected to serve on the Board of Directors:

Name of Nominee	Votes Cast For	Votes Withheld
John J. Brennan	15,246,386	236,379
John A. Stoops	15,247,889	234,876

(b)	Amendments to the ICT Group, Inc. 2006 Equity Compensation Plan and the entire 2006 Equity Compensation Plan were ratified with 13,355,699 votes for; 904,948 votes against; and 5,040 abstentions

(c)	The appointment of KPMG LLP as independent registered public accountants of the Company for the year ending December 31, 2009 was ratified with 15,383,290 votes for; 97,850 votes against; and 1,625 abstentions.

Item 6. Exhibits

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification *

32.2	Chief Financial Officer’s Section 1350 Certification *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICT GROUP, INC.

Date: August 6, 2009	By:	/s/ John J. Brennan
John J. Brennan
Chairman, President and
Chief Executive Officer

Date: August 6, 2009	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President, Corporate Finance,
Chief Financial Officer and Assistant Secretary