Form 10-Q
period 2009-09-30
ICT GROUP INC
filed 2009-11-06
CIK 1013149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

As of November 3, 2009, there were 16,077,795 outstanding shares of common stock, par value $0.01 per share, of the registrant.

ICT GROUP, INC.

INTRODUCTORY NOTE

On October 5, 2009, ICT Group entered into a merger agreement with Sykes Enterprises, Incorporated (Sykes) and two wholly owned subsidiaries of Sykes. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed merger. For additional details regarding the proposed merger, see Note 12 to our consolidated financial statements, “Merger Agreement with Sykes Enterprises,” contained in Part I, Item 1, of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part I, Item 2, of this report.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,677	$31,283
Accounts receivable, net of allowance for doubtful accounts of $499 and $541	74,595	65,156
Prepaid expenses and other current assets	11,207	9,258
Income taxes receivable	—	2,994
Deferred income taxes	196	196

Total current assets	134,675	108,887

PROPERTY AND EQUIPMENT, NET	49,018	57,841
DEFERRED INCOME TAXES	4,012	3,946
OTHER ASSETS	5,855	6,887

	$193,560	$177,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,445	$11,640
Accrued expenses and other current liabilities	41,431	33,432
Income taxes payable	809	885
Deferred income taxes	1,552	1,548

Total current liabilities	57,237	47,505

OTHER LIABILITIES	8,271	10,390
DEFERRED INCOME TAXES	134	165

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 16,073 and 15,932 shares issued and outstanding	161	159
Additional paid-in capital	121,450	119,949
Retained earnings	10,160	8,689
Accumulated other comprehensive loss	(3,853)	(9,296)

Total shareholders’ equity	127,918	119,501

	$193,560	$177,561

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE	$102,560	$108,296	$296,968	$326,565

OPERATING EXPENSES:
Cost of services	60,405	65,103	175,968	202,868
Selling, general and administrative	39,054	42,110	116,849	125,148
Asset impairments	583	—	583	—
Merger costs	554	—	554	—
Restructuring charge	—	2,334	1,234	2,334

	100,596	109,547	295,188	330,350

Operating income (loss)	1,964	(1,251)	1,780	(3,785)
INTEREST INCOME (EXPENSE)	(24)	48	(67)	237

Income (loss) before income taxes	1,940	(1,203)	1,713	(3,548)
INCOME TAX PROVISION (BENEFIT)	(138)	(657)	242	(1,634)

NET INCOME (LOSS)	$2,078	$(546)	$1,471	$(1,914)

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$0.13	$(0.03)	$0.09	$(0.12)

Diluted earnings (loss) per share	$0.13	$(0.03)	$0.09	$(0.12)

Shares used in computing basic earnings (loss) per share	16,070	15,902	16,030	15,866

Shares used in computing diluted earnings (loss) per share	16,219	15,902	16,072	15,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,471	$(1,914)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,304	20,013
Share-based compensation	2,622	1,609
Deferred income tax (benefit) provision	191	—
Amortization of deferred financing costs	278	135
Asset impairment	684	346
(Increase) decrease in:
Accounts receivable	(6,490)	828
Prepaid expenses and other current assets	7,577	(6,837)
Other assets	567	(888)
Increase (decrease) in:
Accounts payable	1,408	(2,686)
Accrued expenses, income taxes and other liabilities	2,972	5,361

Net cash provided by operating activities	28,584	15,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,669)	(17,105)
Settlement on derivatives	85	792

Net cash used in investing activities	(8,584)	(16,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	12,000
Payments on line of credit	—	(7,000)
Payment of debt issuance costs	(225)	—
Proceeds from exercise of stock options	32	259
Withholding of restricted share units for minimum tax obligations	(114)	(135)

Net cash (used in) provided by financing activities	(307)	5,124

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(2,299)	(3,340)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,394	1,438
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,283	30,244

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,677	$31,682

The accompanying notes are an integral part of these consolidated financial statements.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the complete fiscal year. For additional information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Unless the context indicates otherwise, “ICT,” the “Company,” “we,” “our,” and “us” refer to ICT Group, Inc., and, where appropriate, one or more of its subsidiaries.

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

Borrowings under the Credit Facility can bear interest at various rates, depending upon the type of loan. Various aspects of the manner in which these rates are determined have been modified by the Third Amendment. We have two borrowing options, either (1) a “Base Rate” option, under which the interest rate is calculated using the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate, or (c) the Eurocurrency Rate, as defined below, plus 1.50%, in each case plus a spread ranging from 0.25% to 1.50%, or (2) a “Eurocurrency Rate” option, under which the interest rate is calculated using LIBOR plus a spread ranging from 1.75% to 3.00%. The amount of the spread under each borrowing option depends on the ratio of consolidated funded debt to EBITDA (which, for purposes of the Credit Facility, is defined as income before interest expense, income taxes, depreciation and amortization, certain restructuring charges and certain other charges). At September 30, 2009, we had no outstanding borrowings.

The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage, consolidated fixed charges and minimum net worth requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. Several of these covenants have been modified by the Third Amendment. In addition, the Third Amendment adds a financial covenant that requires us to maintain certain minimum EBITDA levels. We are also required to pay a quarterly commitment fee which, as modified by the Third Amendment, ranges from 0.35% to 0.65% of the unused amount. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable. As of September 30, 2009, we were in compliance with all covenants.

For the three and nine months ended September 30, 2009, we did not have outstanding borrowings and consequently no interest expense, except for the amortization of debt issuance costs. For the three and nine months ended September 30, 2008, interest expense on outstanding borrowings, exclusive of the amortization of debt issuance costs, was $26,000 and $38,000, respectively.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At September 30, 2009, we had $279,000 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. At September 30, 2009, there were no outstanding letters of credit. The amount of available capacity under the Credit Facility at September 30, 2009 was $75.0 million. The Credit Facility can be drawn upon through June 24, 2010, at which time all amounts outstanding must be repaid. Borrowings under the Credit Facility are collateralized with substantially all of our assets, as well as the capital stock of our subsidiaries.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net income (loss)	$2,078	$(546)	$1,471	$(1,914)

Basic income (loss) per share:
Weighted average shares outstanding	16,070	15,902	16,030	15,866

Basic income (loss) per share	$0.13	$(0.03)	$0.09	$(0.12)

Diluted income (loss) per share:
Weighted average shares outstanding	16,070	15,902	16,030	15,866
Dilutive shares resulting from common stock equivalents (1)	149	—	42	—

Shares used in computing diluted income (loss) per share	16,219	15,902	16,072	15,866

Diluted income (loss) per share	$0.13	$(0.03)	$0.09	$(0.12)

(1)	Given our net loss for the three and nine months ended September 30, 2008, all common stock equivalents were excluded from the calculation of diluted shares as the result would be antidilutive. Accordingly, the dilutive effects of options to purchase 41,000 and 107,000 shares of common stock and 307,000 and 30,000 restricted stock units, were not included in the computation of Diluted EPS for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2009, the dilutive effects of options to purchase 264,000 and 374,000 shares of common stock and 45,000 and 110,000 restricted stock units, were not included in the computation of Diluted EPS as the result would be antidilutive.

Note 4: SHARE-BASED COMPENSATION

We have share-based compensation plans covering a variety of employee groups, including executive management, the Board of Directors and other full-time employees. Our share-based compensation, by category, is shown below.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Share-based compensation:
Stock options	$17	$23	$60	$60
Restricted stock units (“RSUs”)	465	358	1,245	1,137
Long-term incentive plan	568	170	1,317	412

Total share-based compensation	$1,050	$551	$2,622	$1,609

Stock Option Awards:

Stock option awards are available under our current existing equity plans. We recognize compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period, which for these awards is the vesting period. None of the stock options granted to date have performance-based or market-based vesting conditions.

Aggregated information regarding stock options outstanding is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2009	405,330	$12.10
Granted	—	—
Exercised	(9,000)	3.58
Canceled	(14,640)	13.88

Outstanding, September 30, 2009	381,690	12.23	2.7 years	$194,945

Vested and exercisable at September 30, 2009	377,440	12.11	2.7 years	$194,945
Expected to vest as of September 30, 2009	381,478	12.22	2.7 years	$194,945

Restricted Stock Units:

For RSU awards with a graded–vesting schedule and with only service conditions, we recognize compensation expense based on the grant–date fair value of the award on a straight-line basis over the vesting period. The fair value of an RSU is the fair value of the Company’s common stock (closing market price) on the date of grant.

To the extent an RSU award has performance conditions and graded-vesting, we treat each vesting tranche as an individual award and recognize compensation expense on a straight-line basis over the requisite service period for each tranche. The requisite service period over which we will record compensation expense is a combination of the performance period and subsequent vesting period based on continued service. The following table summarizes the changes in non-vested RSUs that have only service conditions for the nine months ended September 30, 2009.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2009	494,931	$13.01
Granted	165,544	5.84
Vested	(171,557)	14.69
Canceled/Forfeited	(17,498)	9.60

Non-vested RSUs at September 30, 2009	471,420	$10.00	$4,949,910

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In addition to the RSUs shown in the table above are 150,000 RSUs that have performance conditions associated with them. These performance conditions are based on the Company’s financial performance in fiscal years 2009 and 2010. The maximum number of RSUs that can be earned is represented by the 150,000 RSUs; to the extent the performance targets associated with these RSUs are not achieved, a lesser number of RSUs will be earned. Any shortfall in RSUs earned, as compared to the maximum number, will be considered a forfeiture at the time the actual achievement is known. Also, in addition to the RSUs listed above are 75,000 RSUs that require cash settlement; consequently, these RSUs are excluded from the table above as they will not result in the issuance of shares of stock.

Included in the vested number of RSUs for the nine months ended September 30, 2009, were 26,802 RSUs that employees surrendered to the Company in payment of minimum tax obligations upon vesting. During the nine months ended September 30, 2009, we valued the stock at the closing market price on the date of surrender for an aggregate value of approximately $114,000, or $4.25 per share. Also included in the vested number of RSUs were 12,500 RSUs that were cash settled at $4.45 per share, which was the closing price of our stock on the vesting date.

Long-Term Incentive Plan:

The ICT Group, Inc. Long-Term Incentive Plan (“LTIP”) provides for both a performance-based incentive and an executive retention incentive. The first establishes a performance-based incentive by requiring achievement of specific annual financial targets over a three-year period in order to determine the ultimate value of an award under the LTIP. The second establishes a service-based incentive whereby an RSU is awarded to the participants with time vesting conditions. The Compensation Committee determines what portion of an award is payable in cash and what portion is payable through an RSU award. Because the number of RSUs to be awarded for the performance-based incentive depends on the price of the Company’s common stock at the date the performance level is determined and the award, if any, is made by the Compensation Committee, we do not have a grant date for accounting purposes until the number of RSUs is known. Therefore, the performance-based LTIP will be liability-classified until the RSUs are awarded and a grant date is established. The Compensation Committee may impose a vesting schedule with respect to any award under the LTIP, which provides an additional executive retention incentive. Additionally, the service-based incentive associated with the 2009 LTIP is also liability-classified, as the Compensation Committee has retained discretion with respect to this award to determine whether this award will be distributed in cash or RSUs at a later date. On October 5, 2009, the Compensation Committee elected to cash-settle all awards under the 2009 LTIP in cash, in contemplation of the proposed merger with Sykes Enterprises Incorporated (see Note 12). For the three and nine months ended September 30, 2009, we recognized compensation expense based on management’s best estimate at that time as to what financial targets will be achieved. For the three and nine months ended September 30, 2009, we recognized $206,000 and $391,000, respectively, of compensation expense associated with our performance-based LTIP awards and $362,000 and $926,000, respectively, associated with our service-based LTIP awards.

Change-In-Control Provisions:

All awards granted under our equity plans have provisions which modify outstanding awards upon a change-in-control, as defined in our plan documents. On October 5, 2009, Sykes Enterprises Incorporated and ICT entered into a merger agreement under which ICT will become a wholly-owned subsidiary of Sykes. Consummation of this transaction will trigger a change-in-control, which will cause any unvested awards to become fully vested and will result in accelerated compensation expense to be recorded in the period when the consummation occurs. Please refer to Note 12 for more information on how our outstanding awards will be treated under the merger.

Note 5: COMPREHENSIVE INCOME (LOSS)

We follow the guidance in the Comprehensive Income Topic of the FASB Accounting Standards Codification (ASC Topic 220), which requires companies to classify items of other comprehensive income (loss) by their nature in financial statements and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$2,078	$(546)	$1,471	$(1,914)
Derivative instruments, net of tax	3,158	(1,352)	6,435	(12,761)
Foreign currency translation adjustments	530	(2,689)	(992)	(6,890)

Comprehensive income (loss)	$5,766	$(4,587)	$6,914	$(21,565)

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 6: OPERATING AND GEOGRAPHIC INFORMATION

According to guidance in the Segment Reporting Topic of the FASB Accounting Standards Codification (ASC Topic 280), we believe that we have one reportable segment. Our services are provided through operations centers located throughout the world and include customer care management services as well as telesales, database marketing services, marketing research services, technology hosting services and data management and collection services on behalf of customers operating in our target industries. Technological advancements have allowed us to better control production output at each operations center by routing customer call lists to different centers depending on capacity. An operations center and the technology assets utilized by that operations center may reside in different geographic locations. Accordingly, many of our operations centers are not limited to performing only one of the above-mentioned services; rather, they can perform a variety of different services for different customers in different geographic markets.

The following table shows information by geographic area. For the purposes of our disclosure, revenue is attributed to countries based on the location of the customer being served and property and equipment is attributed to countries based on physical location of the asset.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
United States	$67,591	$68,915	$202,453	$205,461
Canada	21,908	$25,901	63,931	80,451
Other foreign countries	13,061	$13,480	30,584	40,653

	$102,560	$108,296	$296,968	$326,565

(in thousands)	September 30, 2009	December 31, 2008
Property and equipment, net:
United States	$21,544	$24,795
Philippines	17,991	23,067
Canada	5,186	5,727
Other foreign countries	4,297	4,252

	$49,018	$57,841

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

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

We had derivative assets and liabilities related to outstanding forward exchange contracts and options maturing within 12 months designated as accounting hedges with notional values of $81.2 million and $93.4 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, we had $1.3 million of net gains included in accumulated other comprehensive income that is expected to be reclassified into earnings as a result of expected contract settlements or hedge de-designations, of which $1.1 million is expected to be reclassified into earnings in the next 12 months. We are hedging the exposure to the variability in future cash flows for forecasted foreign currency transactions through April 30, 2011.

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

Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety, as prescribed by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC Topic 820).

The three levels of the fair value hierarchy under ASC Topic 820 are:

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

The following table summarizes our assets and liabilities measured and reported in our financial statements at fair value on a recurring basis as of September 30, 2009 and indicates the fair value technique used to determine the fair value. We manage the credit risks associated with our derivatives through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. The valuation adjustments we recorded against the derivative assets to reflect counterparty credit risk are not significant. The counterparties of our derivative instruments are the same group of banks that are lenders under the Credit Facility described in Note 2. As such, we have not been required to maintain additional collateralization on our derivative instruments in net liability positions.

(in thousands)	September 30, 2009	December 31, 2008	Fair Value Hierarchy
Forward exchange contracts and options designated as accounting hedges under ASC Topic 815
Prepaid and other current assets	$1,694	$—	Level 2
Other assets	244	—	Level 2
Accrued expenses and other current liabilities	935	5,071	Level 2
Other liabilities	8	524	Level 2
Forward exchange contracts and options not designated as accounting hedges under ASC Topic 815
Accrued expenses and other current liabilities	$1,581	$—	Level 2
Prepaid and other current assets	218	623	Level 2

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Effective January 1, 2009, we adopted new pronouncement requirements included in ASC Topic 820 for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of ASC Topic 820 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact our financial position or results of operations for the three and nine months ended September 30, 2009.

The following table summarizes the pre-tax gains (losses) recognized on our derivative financial instruments. Gains and losses are recorded as a component of selling, general and administrative costs in our consolidated statement of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Forward exchange contracts and options designated as accounting hedges under ASC Topic 815	$(1,029)	$(266)	$(4,237)	$3,275
Forward exchange contracts and options not designated as accounting hedges under ASC Topic 815	$(1,515)	$2,195	$(1,900)	$1,444

The following table summarizes the pre-tax aggregate unrealized net gain and loss in other comprehensive income (“OCI”) recognized on our derivative financial instruments for the three and nine months ended September 30, 2009 and 2008. Gains and losses reclassified into earnings are included as a component of selling, general and administrative costs in our consolidated statement of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Gain (loss) recognized in OCI for effective portion of forward exchange contracts and options designated as accounting hedges under ASC Topic 815	$4,187	$(1,086)	$10,672	$(16,036)
Gain (loss) reclassified from accumulated OCI to income for effective portion of forward exchange contracts and options designated as accounting hedges under ASC Topic 815	$(1,029)	$(266)	$(4,237)	$3,275

Comprehensive income (loss) from derivative instruments	$3,158	$(1,352)	$6,435	$(12,761)

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

Note 8: INCOME TAXES

Provision for Income Taxes

We calculate our provision for income taxes during interim periods in accordance with the guidance in the Income Taxes Topic of the FASB Accounting Standards Codification (ASC Topic 740). Our effective tax rates vary from period to period as separate calculations are performed for those countries where our operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. We recorded an income tax benefit of $138,000 for the three months ended September 30, 2009 and income tax expense of $242,000 for the nine months ended September 30, 2009. These amounts reflect our overall estimate of taxable income in the jurisdictions that are included in our effective rate calculation. The income tax benefit of $657,000 and $1,634,000 recorded for the three and nine-month periods ended September 30, 2008 reflected income tax benefits related to those countries where operating losses can be used to offset taxable income in prior years or can be carried forward to future taxable years and ongoing assessments related to the recognition and measurement of unrecognized tax benefits.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The need to maintain valuation allowances against deferred tax assets in the U.S., Canada, Australia, Ireland and Argentina will continue to cause variability in our quarterly and annual effective tax rates. Valuation allowances against deferred tax assets in these locations will be maintained until sufficient positive evidence exists to reduce or eliminate them.

Unrecognized Tax Benefits

We are subject to income taxes in the U.S. and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. Our gross unrecognized tax benefit at September 30, 2009 and December 31, 2008 was approximately $3.8 million and $4.4 million, respectively. The amount, if recognized, that would affect the effective tax rate, was approximately $2.6 million at September 30, 2009.

During the third quarter the statute of limitations expired on various positions taken in prior years’ income tax returns in various jurisdictions. The overall adjustment of these items, including any estimated interest and penalties, totaled $825,000 in the quarter, partially offset by the reversal of valuation allowances, resulting in a net reduction to our income tax expense of $264,000. We record interest and penalties as a component of income tax expense. As of September 30, 2009 and December 31, 2008, we have recorded approximately $718,000 and $755,000, respectively, of estimated interest and penalties.

As of September 30, 2009, we do not expect the liability for unrecognized tax benefits to change significantly during the next 12 months. It is possible, however, that the amount of the our unrecognized tax benefits may change within the next 12 months as a result of routine audits or of changes in judgment as new information becomes available related to our tax return positions. An estimate of the range of reasonably possible outcomes cannot be made at this time.

Note 9: CORPORATE RESTRUCTURING

During the nine months ended September 30, 2009, we recorded $1.2 million of restructuring charges, net of restructuring charge reversals. Our restructuring charges included site closure costs of $925,000 which are primarily ongoing lease and other contractual obligations, the impairment of $101,000 of leasehold improvements and certain fixed assets, and severance costs of $705,000. These charges were partially offset by $497,000 of restructuring charge reversals, as we negotiated a lease termination agreement for a facility that was part of our 2007 restructuring plan. Accordingly, we reduced our outstanding accrual by $418,000 in connection with this agreement. We also reversed $79,000 of severance estimates that were recorded as part of our 2008 restructuring plan.

(in thousands)	Accrual at December 31, 2008	Restructuring Charge	Cash Payments	Asset Impairment	Reversals	Foreign Currency Translation	Accrual at September 30, 2009
Lease obligations and facility exit costs	$6,204	$925	$(3,278)	$—	$(418)	$370	$3,803
Property and equipment	—	101	—	(101)	—	—	—
Severance	1,386	705	(1,532)	—	(79)	14	494

	$7,590	$1,731	$(4,810)	$(101)	$(497)	$384	$4,297

During the nine months ended September 30, 2009, we did not enter into any sublease arrangements. All cash payments made were related to the ongoing lease obligations and severance arrangements. We continue to evaluate and update our estimate of the remaining liabilities. At September 30, 2009 and December 31, 2008, $2.0 million and $2.7 million, respectively, of the restructuring accrual is recorded in other liabilities in the consolidated balance sheet, which represents lease obligation payments and estimated facility exit cost payments to be made beyond one year. The remaining balance is included in accrued expenses and other current liabilities in our consolidated balance sheet at September 30, 2009 and December 31, 2008.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 10: ASSET IMPAIRMENTS

During the three and nine months ended September 30, 2009, we recorded $583,000 of asset impairments as a result of Typhoon Ondoy, which struck the Philippines during September 2009. The storm flooded a floor of one of our leased facilities in Manila and damaged communications and computer equipment, furniture and fixtures, and leasehold improvements to the space. This charge represents the fixed assets which we deemed to be unusable and unsalvageable. While we do have responsive insurance, no estimate of insurance recoveries has been recorded. We will record any insurance recoveries at the time they are realizable, which would typically be at the time our pending claim has been reviewed and approved by our insurance carrier.

Note 11: CLIENT CONCENTRATION AND CREDIT RISK

The following table summarizes our revenue by industry. The loss of one or more of our major clients or an economic downturn in the financial services, technology and communications, or healthcare industries could have a material adverse effect on our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Financial services	45%	50%	45%	49%
Technology & Telecommunications	37%	31%	36%	31%
Healthcare	11%	10%	11%	11%
Other	7%	9%	8%	9%

For the three and nine months ended September 30, 2009, we had one client, GMAC LLC, whose revenue exceeded at least 10% of our consolidated revenue for each period. For the three and nine months ended September 30, 2008, we had one client, Rogers Communications, Inc., whose revenue exceeded 10% of our consolidated revenue for each period. For the three and nine months ended September 30, 2009, our top ten clients accounted for 56% and 57% of our total revenue, respectively, as compared to 50% and 47% for the three and nine months ended September 30, 2008, respectively. Timely collection of our accounts receivable is dependent upon the financial condition of our clients. We continually evaluate the financial condition of our clients and generally do not require collateral. Although we are an international business, much of our client base is located in North America and not necessarily in the offshore locations where we operate. We believe our allowance for doubtful accounts reflects the collectibility of our receivables, taking into account current market conditions in the various verticals in which we operate. Although our accounts receivable remains sensitive to the current economic downturn, particularly in the financial services industry, we believe that we have adequately addressed credit risk as of September 30, 2009. If we determine that risk of non-payment with any of our client base increases in the future, we would take appropriate actions to mitigate that risk.

Note 12: MERGER AGREEMENT WITH SYKES ENTERPRISES

On October 5, 2009, Sykes Enterprises, Incorporated (“Sykes”), a Florida corporation, and ICT entered into a merger agreement, pursuant to which, subject to the terms and conditions set forth in the merger agreement, ICT will become a wholly-owned subsidiary of Sykes. As a result of the merger, each outstanding share of the Company’s common stock will be converted into the right to receive consideration valued at $15.38, subject to adjustment as described below. Such consideration shall be payable (i) in cash, without interest, in the amount of $7.69 per share of the Company’s common stock, and (ii) the remainder payable in shares of Sykes’ common stock, with the number of shares of Sykes’ common stock to be equal to an exchange ratio determined by the formula set forth below, divided by two.

The exchange ratio for calculating the number of shares of Sykes’ common stock to be issued in exchange for each share of the Company’s common stock as a result of the merger, subject to the terms and conditions of the merger agreement, shall, subject to adjustment as set forth in the next paragraph, equal the number determined by dividing $15.38 by the volume weighted average of the per share prices of Sykes’ common stock as listed in The Nasdaq Stock Market, LLC transaction reporting system for the ten consecutive trading days ending on (and including) the third trading day immediately prior the effective time of the Merger (the “Measurement Value”).

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The exchange ratio is subject to a 7.5% symmetrical collar with respect to changes in the Measurement Value as compared to $20.8979 (the “Initial Sykes Share Value”), which is the volume weighted average of the per share prices of Sykes’ common stock as listed in The Nasdaq Stock Market, LLC transaction reporting system for the ten consecutive trading days ending on October 2, 2009, the last trading day immediately prior to the date of the merger agreement. Within this collar, the exchange ratio will be determined in accordance with the previous paragraph. If, however, the Measurement Value is equal to or less than $19.3306 (representing 92.5% of the Initial Sykes Share Value), then the exchange ratio will be 0.7956 and 0.3978 shares of Sykes’ common stock will be issued for each share of the Company’s common stock. On the other hand, if the Measurement Value is equal to or greater than $22.4652 (representing 107.5% of the Initial Sykes Share Value), then the exchange ratio will be 0.6846 and 0.3423 shares of Sykes’ common stock will be issued for each share of the Company’s common stock.

ICT and Sykes currently expect to complete the merger around the end of the fourth quarter of 2009, subject to receipt of ICT shareholder approval, governmental and regulatory approvals, and other usual and customary closing conditions. Upon consummation of the merger, each outstanding RSU award will become fully vested. Rather than conversion into ICT common stock, the holder of each RSU award will be entitled to receive $15.38 in cash for each RSU award, without interest and less any applicable tax to be withheld. Also upon consummation, any unvested stock option awards will become fully vested. Similar to the RSUs, each stock option will be cash-settled for the difference between the option exercise price and $15.38. Any stock options whose exercise price exceeds $15.38 are deemed to have no value.

We incurred $554,000 of merger-related costs in the three and nine months ended September 30, 2009. These costs included fees for our legal advisers, financial advisers, and accountants. We also expect to incur additional merger-related costs in the fourth quarter.

Note 13: COMMITMENTS AND CONTINGENCIES

As of September 30, 2009, we are parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash on hand and cash flows generated from operations. We would also consider accessing capital markets to meet our needs, however, we can give no assurances that this type of financing would be available in the future. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008.

If the proposed merger with Sykes, as described in Note 12, is consummated, it will trigger change-in-control provisions in a variety of our contracts and commitments, including employment contracts, equity award programs, facility lease contracts and customer contracts. These changes include provisions for employee severance and the acceleration of the vesting of awards granted under our equity plans, but the full impact of these changes is currently being evaluated.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, assessments under government grant programs and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs associated with loss contingencies are recorded as they are incurred.

Litigation Relating to the Merger

On October 9, 2009, a shareholder class action and derivative suit was filed by two shareholders in the Court of Common Pleas of Bucks County, Pennsylvania, against ICT and its directors, styled as United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Annuity Fund and United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Pension Fund vs. John J. Brennan, Donald P. Brennan, Gordon Coburn, Bernard Somers, John Stoops, Richard R. Roscitt, Eileen S. Fusco, Case No. 2009-10761, also naming ICT as a nominal defendant. On October 13, 2009, a shareholder derivative suit was filed by an individual shareholder in the Court of Common Pleas of Bucks County, Pennsylvania, against ICT’s directors and Sykes, styled as Christopher Green vs. John J. Brennan, Donald P. Brennan, Gordon Coburn, Bernard Somers, John Stoops, Richard R. Roscitt, Eileen S. Fusco & Sykes Enterprises, Inc., Case No. 2009-10827, also naming ICT as a nominal defendant. On October 29, 2009, a shareholder class action and derivative suit was filed by an individual shareholder in the Court of Common Pleas of Bucks County, Pennsylvania, against ICT’s directors and Sykes, styled as Mitesh Patel vs. John Brennan, Donald Brennan, Bernard Somers, John Stoops, Gordon Coburn, Richard Roscitt, Eileen Fusco, Sykes Enterprises, Incorporated, SH Merger Subsidiary I, Inc., and SH Merger Subsidiary II, LLC, Case No. 2009-11514, also naming ICT as a nominal defendant.

Collectively, these complaints allege claims for breach of fiduciary duty, gross mismanagement and corporate waste against the named defendants and seek to enjoin the proposed acquisition of ICT by Sykes and recovery of certain costs allegedly incurred by the plaintiffs. We believe that all of these claims are without merit and we intend to vigorously defend the lawsuits. Because these lawsuits are related to the proposed merger of ICT Group, Inc. and Sykes Enterprises Incorporated, we believe they will ultimately be consolidated into one proceeding.

Note 14: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued guidance changing the accounting for mergers and acquisitions. It requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. This guidance is effective for business combinations which are consummated after January 1, 2009. The adoption of this pronouncement did not have any impact on our results of operations or financial condition.

ICT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In December 2007, the FASB issued guidance establishing new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This guidance is effective beginning January 1, 2009. The adoption of this pronouncement did not have any impact on our results of operations or financial condition.

In April 2009, the FASB issued guidance changing fair value accounting. This pronouncement requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and requires those disclosures in summarized financial information in interim financial statements. We adopted this guidance on June 30, 2009 and have provided the necessary additional disclosures.

In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” This guidance is effective for interim or annual financial periods ending after June 15, 2009, the quarter ending June 30, 2009 for the Company. The adoption did not materially impact the Company. We considered all subsequent events through November 5, 2009, the date the financial statements were available to be issued.

In June 2009, the FASB issued changes to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. This guidance is effective for interim and annual periods ending after September 15, 2009, the quarter ending September 30, 2009 for the Company. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On October 5, 2009, ICT Group entered into a merger agreement with Sykes Enterprises, Incorporated (Sykes) and two wholly owned subsidiaries of Sykes. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed merger. For additional details regarding the proposed merger, see Note 12 to our consolidated financial statements, “Merger Agreement with Sykes Enterprises,” contained in Part I, Item 1, of this report.

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

We provide our services through operations centers located throughout the world, including the U.S., Ireland, the U.K., Canada, Australia, Mexico, the Philippines, Costa Rica, India and Argentina. As of September 30, 2009, we had 38 operating centers from which we support clients primarily in the financial services, healthcare, telecommunications, information technology, business and consumer services, Government and energy services sectors.

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

Results for the three and nine months ended September 30, 2009 reflect the following:

•	Decreased revenue, which dropped 5% and 9%, respectively, compared to the three and nine months ended September 30, 2008.

•	Core revenue increased in each period by 6% and 3%, respectively, while Non-core revenue decreased in each period by 79% and 77%, respectively.

•	Our Core production volume increased in the three and nine months ended September 30, 2009 by 9% and 12%, respectively, as compared to the prior year.

•	Our cost of services, as a percentage of revenue, declined to 59% for the three and nine months ended September 30, 2009 from 60% and 62%, respectively, in the prior year periods.

•	Our Philippines operations handled approximately 45% of total production for the third quarter of 2009 as compared to 44% of total production for the third quarter of 2008.

•

We recorded restructuring charges of $1.2 million, net of restructuring reversals, during the nine months ended September 30, 2009, none of which were incurred during the third quarter of 2009. The gross charges of $1.7 million for the nine months ended September 30, 2009 were partially offset by $497,000 of restructuring charge reversals in the first quarter of 2009.

•

The impact of foreign exchange rates continues to be a factor in our operating results. Foreign exchange had a negative impact on the pretax net income of $400,000 and a positive impact of $3.5 million, respectively, for the three and nine months ended September 30, 2009.

•

Costs incurred during the third quarter of 2009 for the proposed merger with Sykes Enterprises, Incorporated were $554,000 and included amounts for our legal and financial advisors as well as our tax and accounting advisors.

•

We recorded $583,000 of asset impairments during the third quarter of 2009 as a result of Typhoon Ondoy, which damaged some of our fixed assets associated with leased office space in Manila. Because of the business interruption caused by the typhoon, we lost approximately 47,000 hours of production, which we estimated would have contributed approximately $600,000 in revenue and $400,000 in operating income to the third quarter of 2009.

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

During the nine months ended September 30, 2009, we did not make any material changes to our critical accounting policies. For additional discussion of our critical accounting policies, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2008. We have included expanded disclosure of our critical accounting policy for the impairment of goodwill that was recorded during fiscal year 2008.

Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are recorded as a result of business combinations. Prior to impairment, as of December 31, 2007, we had $13.1 million of goodwill. Although goodwill is no longer required to be amortized, we are required to perform an annual impairment review of our goodwill. This impairment review, which is performed in the fourth quarter of each year, is a discounted cash flow analysis using projected cash flows of the Company. On an interim basis, we also evaluate whether any events have occurred or whether any circumstances exist that could indicate an impairment of our goodwill. During the fourth quarter of 2008, we recorded an impairment charge of $12.2 million against our goodwill, which resulted in a full impairment of our goodwill. The primary driver behind this impairment was the significant decline in our market capitalization during the fourth quarter of 2008, which we believe was largely a result of the general economic conditions during that period, as well as the market’s view of our operating results in light of the significant portion of our customer base that is associated with the financial services industry, as discussed below. The impairment was computed using a valuation of the Company that was performed in the fourth quarter of 2008. This valuation was based on a discounted cash flow analysis and resulted in a fair valuation of the Company that was significantly below the book value of our shareholders’ equity at December 31, 2008. Our discounted cash flow analysis reflected a decline in management forecasts and assumptions from prior periods. As described in Note 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, we had at the time of the impairment analysis and continue to have a significant concentration in the financial services industry. Almost 50% of our revenue is derived from mortgage companies and banking institutions. From the third quarter of 2007 and continuing into 2009, our operations were negatively impacted by various adverse economic events affecting this industry, including the credit crisis and the mortgage crisis. At the time of our year-end 2008 assessment of goodwill, our revenue forecasts and projected cash flow from this market segment were lower than amounts used in the preceding year and reflected a higher level of uncertainty and accordingly resulted in a lower valuation of the Company, which resulted in our recording an impairment charge against goodwill.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2009 and 2008:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2009	2008	% change	2009	2008	% change
Revenue:	$102,560	$108,296	-5.3%	$296,968	$326,565	-9.1%
Core	99,602	94,022	5.9%	285,523	277,639	2.8%
Non-Core	2,958	14,274	-79.3%	11,445	48,926	-76.6%
Core Production Hours (in thousands)	4,738	4,355		13,998	12,449
Non-Core Production Hours (in thousands)	183	805		680	2,732
Average Number of Workstations	12,371	13,567		12,443	13,667

There are two primary factors which have impacted our revenue during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008. The first factor is the overall economic environment, which has had a significant impact on our Non-Core services. Our Non-Core production hours comprised approximately 4% and 5% of our total production hours for the three and nine months ended September 30, 2009, respectively, as compared to 16% and 18%, respectively, for the three and nine months ended September 30, 2008. Overall, our Non-Core production decreased by over 75% during the three and nine months ended September 30, 2009, over the comparable prior year periods. This reduction in non-core revenue is due to reduced production volumes associated with our clients in the financial services industry.

The other factor impacting our revenue is changes in foreign currency rates. The changes in foreign exchange rates during the three and nine months ended September 30, 2009 as compared to the foreign exchange rates during the comparable prior year period had a negative impact of $3.5 million and $16.3 million on total revenue, respectively. The impact was primarily due to changes in the Canadian dollar and the Mexican peso, which combined had a negative impact of $2.2 million and $12.4 million for the three and nine months ended September 30, 2009, respectively.

Total annualized revenue per average workstation for the three months ended September 30, 2009 increased to $33,160 as compared to $31,930 for the three months ended September 30, 2008, while total annualized revenue per average workstation for the nine months ended September 30, 2009 decreased to $31,820 as compared to $31,860 for the nine months ended September 30, 2008. Changes were primarily due to the impact of foreign exchange rates offset by an increase in production hours per average number of workstations. On an annualized basis, foreign exchange rates had a negative impact on our revenue per workstation of $1,120 for the three months ended September 30, 2009 and $1,750 for the nine months ended September 30, 2009.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2009	2008	% change	2009	2008	% change
Cost of Services:	$60,405	$65,103	-7.2%	$175,968	$202,868	-13.3%
Direct labor costs	46,133	48,117	-4.1%	133,199	150,957	-11.8%
Telecom costs	4,189	5,291	-20.8%	12,186	15,491	-21.3%
Other costs of services	10,083	11,695	-13.8%	30,583	36,420	-16.0%
Total Cost of Services as a Percentage of Revenue	58.9%	60.1%		59.3%	62.1%
Production Hours (in thousands)	4,921	5,160		14,678	15,181

Our cost of services consist primarily of direct labor costs associated with our customer service representatives and telecommunications costs. Other direct costs we incur for our client programs include information technology support, quality assurance costs, other support services costs and billable labor costs.

For the three and nine months ended September 30, 2009, the decline in our cost of services over the comparable periods in 2009 was driven primarily by the impact of changes in foreign currency exchange rates. Our labor costs are impacted by production hour volume, foreign exchange rates and changes in hourly payroll rates. Our direct labor cost per production hour for the three and nine months ended September 30, 2009 was $9.37 and $9.07, respectively, compared to $9.33 and $9.94, respectively, for the comparable periods in 2008. This significant drop for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008 reflects the impact of foreign exchange rates, which we estimate to have reduced our labor costs by $11.9 million as compared to what the costs would have been by applying the foreign exchange rates in effect during nine months ended September 30, 2008. The production mix of hours in lower wage contact centers in the Philippines and Latin America versus higher cost centers in the U.S. and Canada also impacted our labor costs, as offshore production hours increased to 48% and 49% of total production hours during the three and nine months ended September 30, 2009, respectively, as compared to 46% and 45% in the comparable prior year periods.

The decrease in telecom costs for the three and nine months ended September 30, 2009 was primarily rate-driven as our telephony cost per production hour decreased by 17% and 19%, respectively, as compared to the comparable prior year periods. Our telecom costs are also impacted by the decrease in production hour volume.

Other costs of services include billable third party labor costs, training costs and our internal quality assurance costs. The decrease is primarily due to decreased internal quality assurance and billable third party labor costs, both of which are impacted by the decrease in production hour volume.

Overall, our cost of services will continue to be impacted by fluctuations in foreign currency exchange rates. The changes in foreign exchange rates during the three and nine months ended September 30, 2009 as compared to the foreign exchange rates during the comparable prior year periods reduced our total cost of services by $3.0 million and $15.7 million, respectively. The impact was primarily due to changes in the Philippine peso, Canadian dollar and the Mexican peso.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2009	2008	% change	2009	2008	% change
Selling, General and Administrative Expenses:	$39,054	$42,110	-7.3%	$116,849	$125,148	-6.6%
Salaries, benefits and other personnel-related costs	17,180	17,879	-3.9%	48,258	53,919	-10.5%
Facilities and equipment costs	12,266	14,458	-15.2%	37,906	44,792	-15.4%
Depreciation and amortization	5,604	6,583	-14.9%	17,304	20,013	-13.5%
Other SG&A costs	4,004	3,190	25.5%	13,381	6,424	108.3%
Total SG&A as a Percentage of Revenue	38.1%	38.9%		39.3%	38.3%

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

Our salaries, benefits and other personnel-related costs were lower during the three and nine months ended September 30, 2009, primarily as a result of our 2008 restructuring efforts undertaken to adapt to the current economic environment, which resulted in the elimination of various management personnel. Our facilities costs consist primarily of rental fees, which decreased, also as a result of the restructuring efforts undertaken in 2008. Our depreciation and amortization declines reflect a lower level of utilized assets, as a result of asset impairment charges recorded in December 2008.

Included within Other SG&A costs are gains and losses associated with our currency hedging programs and transactional gains and losses associated with foreign exchange. For the three and nine months ended September 30, 2009, we recognized $1.2 million and $3.3 million, respectively, of net losses from hedging activities and foreign exchange transactions as compared to $271,000 and $4.2 million of net gains for the three and nine months ended September 30, 2008, respectively.

As we continue to expand our operations outside of the United States, our SG&A expenses will continue to be impacted by fluctuations in foreign currency exchange rates. Approximately 42% and 44% of our SG&A expenses for the three and nine months ended September 30, 2009, respectively, were incurred in foreign locations, as compared to 48% and 49% in the comparable prior year periods. The changes in foreign exchange rates during the three and nine months ended September 30, 2009 as compared to the foreign exchange rates during the comparable prior year period had the effect of decreasing our SG&A costs by $1.3 million and $7.4 million. The impact was primarily due to changes in the Philippine peso, Canadian dollar and the British pound sterling.

	Three months ended September 30,		% change	Nine months ended September 30,		% change
(dollars in thousands)	2009	2008		2009	2008
Asset Impairments:	$583	$—	N/A	$583	$—	N/A
Merger Costs:	554	—	N/A	554	—	N/A
Restructuring Charge:	—	2,334	-100.0%	1,234	2,334	-47.1%

During the three and nine months ended September 30, 2009, we recorded $583,000 of asset impairments as a result of Typhoon Ondoy, which struck the Philippines during September 2009. The storm flooded a floor of one of our leased facilities in Manila and damaged communications and computer equipment, furniture and fixtures, and leasehold improvements to the space. This charge represents the fixed assets which we deemed to be unusable and unsalvageable.

During the three and nine months ended September 30, 2009, we recorded $554,000 in merger costs related to our proposed merger with Sykes Enterprises, Incorporated. These costs represent legal, accounting, and consulting costs borne by ICT for the merger incurred through September 30, 2009.

During the nine months ended September 30, 2009, we recorded $1.2 million of restructuring charges, net of restructuring reversals. The total charges for the nine months ended September 30, 2009 reflect $925,000 for lease obligations and other contractual obligations, $705,000 of severance charges and $101,000 of asset impairments. Of these total charges, $1.1 million related to our operations in the U.K and Ireland. Our results for the nine months ended September 30, 2009 also reflect restructuring charge reversals of $497,000, primarily the reversal of a facility lease accrual during the first quarter of 2009 for which we able to negotiate a lease termination for a facility that we had vacated in 2007.

At September 30, 2009, $4.3 million in restructuring liabilities remain outstanding. Of this, $2.3 million expects to be paid within one year, while the remaining $2 million will be paid through 2011. The long-term portion represents lease obligation payments and estimated facility exit cost payments to be made through the lease termination dates.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2009	2008	% change	2009	2008	% change
Interest Expense:	$(94)	$(73)	28.8%	$(287)	$(189)	51.9%
Interest Income:	70	121	-42.1%	220	426	-48.4%

Our net interest costs increased primarily because of lower interest rates on invested cash and cash equivalent balances and an increase in interest expense due to higher levels of debt issuance cost amortization. In December 2008, we amended our Credit Facility in connection with which we incurred $397,500 of issuance costs, which are being amortized over an 18-month period and resulted in a higher interest expense in 2009.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2009	2008	% change	2009	2008	% change
Income Tax Provision (Benefit):	$(138)	$(657)	-79.0%	$242	$(1,634)	-114.8%

Our provision for income taxes for the three and nine months ended September 30, 2009 is based on our current estimate for the fiscal year, as limited by our ability to recognize income tax benefits in the tax jurisdictions for which we are expecting operating losses. Included in our income tax benefit for the three months ended September 30, 2009 are adjustments made to various income tax positions taken in prior years for which the statute of limitations have expired and resulted in $264,000 being recorded as a reduction to income tax expense. Included in our tax expense for the three and nine months ended September 30, 2009 is a $191,000 valuation allowance placed on a deferred tax asset we have recorded in Canada. Included in our tax benefit during the nine months ended September 30, 2008 was $275,000 that we recognized due to an expiring statute for tax credits that we received in a prior period. Based on quarterly changes in our estimated income or loss in each tax jurisdiction, particularly in jurisdictions where we have tax holidays, our effective tax rate can fluctuate from period to period and experience more volatility than in recent years. Our effective income tax rate will also continue to be impacted by our ability to realize the tax benefit of any deferred tax assets recorded.

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

Liquidity and Capital Resources

At September 30, 2009, we had $48.7 million of cash and cash equivalents compared to $31.3 million at December 31, 2008. We generate cash through various means, primarily through cash from operations and, when required, through borrowings under our Credit Facility. The primary areas of our business in which we spend cash include costs of operations, capital expenditures, payments of principal and interest on amounts owed under our Credit Facility to the extent we have outstanding borrowings, costs of operations and business combinations.

Cash From Operations

Cash provided by operations for the nine months ended September 30, 2009 was $28.6 million, compared to cash provided by operations of $16.0 million for the nine months ended September 30, 2008.

Cash provided by operations for the nine months ended September 30, 2009 reflects net income of $1.5 million and non-cash adjustments of $21.1 million, primarily depreciation and amortization. Net working capital changes and changes in non-current assets and liabilities increased cash flow from operations by $6.0 million, largely driven by the decrease in prepaid expenses and other current assets and the increase in accrued expenses and which generated $7.6 million and $3.0 million of cash flow, respectively, partially offset by increases in our accounts receivable of $6.5 million.

Cash provided by operations for the nine months ended September 30, 2008 reflects a net loss of $1.9 million, offset by non-cash adjustments of $22.1 million, primarily depreciation and amortization. Net working capital changes had a negative impact of $4.2 million on our cash flow from operations.

Credit Facility

During the nine months ended September 30, 2009, we had no borrowings under the Credit Facility. During the nine months ended September 30, 2008, we had $5.0 million of borrowings under the Credit Facility, which was repaid in July 2008. Our Credit Facility is a $75.0 million secured revolving facility with a $5.0 million sub-limit for swing line loans and a $30.0 million sub-limit for multicurrency borrowings. The Credit Facility includes a $50.0 million accordion feature, which could allow us to increase our borrowing capacity to $125.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. As of September 30, 2009, we were in compliance with all of the covenants contained in the Credit Facility. During the first nine months of 2009, we paid $225,000 of costs associated with our December 2008 amendment.

Equity Transactions

During the nine months ended September 30, 2009 and 2008, we received $32,000 and $259,000, respectively, in proceeds from the exercise of employee stock options. Also, during the nine months ended September 30, 2009 and 2008, we paid $114,000 and $135,000, respectively, to satisfy the minimum tax withholding obligations for the vesting of RSUs for which we withheld the issuance of shares.

Capital Expenditures

For the nine months ended September 30, 2009, we spent $8.7 million on capital expenditures as compared to $17.1 million for the nine months ended September 30, 2008. A portion of our capital expenditures is reflected in our new workstations. There were 12,341 workstations in operation at September 30, 2009, compared to 12,509 workstations in operation at December 31, 2008 and 13,340 at September 30, 2008.

During the nine months ended September 30, 2009, we decreased by 168 our net workstations in production. This included 548 workstations eliminated from various operations centers both domestically and abroad, including 321 workstations that were rendered unusable by the Philippines typhoon. These eliminations were partially offset by the addition of 380 seats that were placed in various onshore and offshore locations. We spent approximately $3.6 million on workstation expansion during the first nine months of 2009. The remainder of our capital expenditures related primarily to upgrades of information technology and software purchases.

During the nine months ended September 30, 2008, we reduced our capacity by a net total of 370 workstations, primarily as a result of closing on-shore facilities and transitioning capacity to offshore locations. This net reduction includes 899 workstations associated with facilities included in the restructuring charge that was taken in the third quarter or facilities for which we did not renew expiring leases. These reductions were partially offset by the addition of 529 seats in various locations globally. We spent approximately $9.9 million on workstation expansion during the first nine months of 2008, primarily through our expansion in the Philippines. The remainder of our capital expenditures related primarily to upgrades of information technology and software purchases totaling $7.2 million.

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

Commitments and Contingencies

As of September 30, 2009, we are also parties to various agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. We expect to satisfy our contractual obligations through cash on hand and cash flows generated from operations. We would also consider accessing capital markets to meet our needs, however, we can give no assurances that this type of financing would be available in the future. There has not been any material change to our outstanding contractual obligations from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008.

If the proposed merger with Sykes, as described in Note 12 to the consolidated financial statements, is consummated, it will trigger change-in-control provisions in a variety of our contracts and commitments, including employment contracts, equity award programs, facility lease contracts and customer contracts. These changes include provisions for employee severance and the acceleration of the vesting of awards granted under our equity plans, but the full impact of these changes is currently being evaluated.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, assessments under government grant programs and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs associated with loss contingencies are recorded as they are incurred. Refer to Note 13 to the consolidated financial statements and Item 3 of this Quarterly Report on Form 10-Q for litigation matters.

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

Some factors that could prevent us from achieving our goals—and cause the assumptions underlying the forward-looking statements and our actual results to differ materially from those expressed in or implied by those forward-looking statements—include, but are not limited to, the following: (i) global economic conditions; (ii) customer demand for a client’s product or service, the client’s budgets and plans and political, economic and other conditions affecting the client’s industry; (iii) our dependence on a few industries for a majority of our revenue; (iv) risks associated with investments and operations in foreign countries including, but not limited to, those related to relevant local economic conditions, exchange rate fluctuations, relevant local regulatory requirements, political factors, generally higher telecommunications costs, barriers to the repatriation of earnings and potentially adverse tax consequences; (v) the competitive nature of the outsourced business services industry and our ability to distinguish our services from other outsourced business services companies and other marketing activities on the basis of quality, effectiveness, reliability and value; (vi) economic, political or other conditions which could alter the desire of businesses to outsource certain sales and service functions and our ability to obtain additional contracts to manage outsourced sales and service functions; (vii) our ability to offer value-added services to businesses in our targeted industries and our ability to benefit from our industry specialization strategy; (viii) technology risks, including our ability to select or develop new and enhanced technology on a timely basis, mitigate interruptions or failures of our infrastructure, anticipate and respond to technological shifts and implement new technology to remain competitive, as well as costs to implement these new technologies; (ix) the results of our operations, which depend on numerous factors including, but not limited to, the commencement and expiration of contracts, the ability to perform in accordance with the terms of the contracts, the timing and amount of new business generated by us, our revenue mix, the timing of additional selling, general and administrative expenses, demand for labor, unanticipated labor difficulties, and the general competitive conditions in the outsourced business services industry; (x) equity market conditions; (xi) our capital and financing needs; (xii) the cost to prosecute, defend or settle litigation by or against us, judgments, orders, rulings and other developments in or affecting litigation by or against us; (xiii) an influenza pandemic or the threat of a pandemic, which may adversely impact our ability to perform our services or may adversely impact client and consumer demand; (xiv) terrorist attacks and their aftermath; (xv) the outbreak of war and (xvi) our proposed merger with Sykes Enterprises Incorporated, including the merger costs to be incurred, the distraction to management, and the retaining of key personnel and customers.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related to our Credit Facility as well as investments in short-term, interest-bearing securities such as money market accounts. A change in market interest rates exposes us to the risk of earnings or cash flow loss but would not impact the fair value of the related underlying instrument. Borrowings under our Credit Facility are subject to variable LIBOR or prime base rate pricing. Interest earned on our cash balances is based on current market rates. Accordingly, a 1.0% change (100 basis points) in these rates would have resulted in net interest income and expense changing by approximately $114,000 and $300,000 for the three and nine months ended September 30, 2009, respectively and $48,000 and $102,000 for the three and nine months ended September 30, 2008, respectively. Interest expense for the three and nine months ended September 30, 2009 and 2008, consists primarily of amortization of debt issuance costs associated with our Credit Facility. The interest rates in effect for the Credit Facility at any point in time approximate market rates; thus, the fair value of any outstanding borrowings approximates its reported value. In the past, Management has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, we may consider using these instruments to manage the impact of changes in interest rates based on Management’s assessment of future interest rates, volatility of the yield curve and our ability to access the capital markets in a timely manner.

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

As our offshore production continues to increase, so does our exposure to the effects of changes in foreign currency rates. The impact of foreign currencies will continue to present economic challenges for us and could negatively impact overall earnings. A 5% change in the value of the USD relative to foreign currencies would have had an impact of approximately $0.9 million and $3.2 million on our pretax earnings for the three and nine months ended September 30, 2009 and an impact of approximately $1.2 million and $3.6 million for three and nine months ended September 30, 2008.

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

On October 9, 2009, a shareholder class action and derivative suit was filed by two shareholders in the Court of Common Pleas of Bucks County, Pennsylvania, against ICT and its directors, styled as United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Annuity Fund and United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 Pension Fund vs. John J. Brennan, Donald P. Brennan, Gordon Coburn, Bernard Somers, John Stoops, Richard R. Roscitt, Eileen S. Fusco, Case No. 2009-10761, also naming ICT as a nominal defendant. On October 13, 2009, a shareholder derivative suit was filed by an individual shareholder in the Court of Common Pleas of Bucks County, Pennsylvania, against ICT’s directors and Sykes, styled as Christopher Green vs. John J. Brennan, Donald P. Brennan, Gordon Coburn, Bernard Somers, John Stoops, Richard R. Roscitt, Eileen S. Fusco & Sykes Enterprises, Inc., Case No. 2009-10827, also naming ICT as a nominal defendant. On October 29, 2009, a shareholder class action and derivative suit was filed by an individual shareholder in the Court of Common Pleas of Bucks County, Pennsylvania, against ICTs’ directors and Sykes, styled as Mitesh Patel vs. John Brennan, Donald Brennan, Bernard Somers, John Stoops, Gordon Coburn, Richard Roscitt, Eileen Fusco, Sykes Enterprises, Incorporated, SH Merger Subsidiary I, Inc., and SH Merger Subsidiary II, LLC, Case No. 2009-11514, also naming ICT as a nominal defendant.

Collectively, these complaints allege claims for breach of fiduciary duty, gross mismanagement and corporate waste against the named defendants and seek to enjoin the proposed acquisition of ICT by Sykes and recovery of certain costs allegedly incurred by the plaintiffs. We believe that all of these claims are without merit and we intend to vigorously defend the lawsuits. Because these lawsuits are related to the proposed merger of ICT Group, Inc. and Sykes Enterprises Incorporated, we believe they will ultimately be consolidated into one proceeding.

Item 1A.	Risk Factors

Our proposed merger with Sykes may cause disruption in our business and, if the proposed merger does not occur, we will have incurred significant expenses, our stock price may decline, and we may need to pay a termination fee under the merger agreement and our stock price may decline.

On October 5, 2009, we entered into a definitive merger agreement with Sykes and two wholly owned subsidiaries of Sykes, pursuant to which one of the Sykes subsidiaries will merge with and into ICT Group, with ICT Group being the surviving corporation. Immediately thereafter, ICT Group will merge into the other Sykes subsidiary, with that subsidiary surviving as a wholly owned subsidiary of Sykes. We refer to these mergers together as the “Merger.”

As a result of the Merger, each outstanding share of our common stock will be converted into the right to receive consideration valued at $15.38, subject to adjustment as described below. Such consideration shall be payable (i) in cash, without interest, in the amount of $7.69 per share of our common stock, and (ii) the remainder payable in shares of the common stock of Sykes, with the number of shares of Sykes common stock to be equal to an exchange ratio determined by the formula set forth below, divided by two.

The exchange ratio for calculating the number of shares of Sykes common stock to be issued in exchange for each share of our common stock as a result of the Merger, subject to the terms and conditions of the merger agreement, shall, subject to adjustment as set forth in the next paragraph, equal the number determined by dividing $15.38 by the volume weighted average of the per share prices of Sykes common stock as listed in The Nasdaq Stock Market, LLC transaction reporting system for the ten consecutive trading days ending on (and including) the third trading day immediately prior to the effective time of the Merger (the “Measurement Value”).

The exchange ratio is subject to a 7.5% symmetrical collar with respect to changes in the Measurement Value as compared to $20.8979 (the “Initial Sykes Share Value”), which is the volume weighted average of the per share prices of Sykes common stock as listed in The Nasdaq Stock Market, LLC transaction reporting system for the ten consecutive trading days ending on October 2, 2009, the last trading day immediately prior to the date of the merger agreement. Within this collar, the exchange ratio will be determined in accordance with the previous paragraph. If, however, the Measurement Value is equal to or less than $19.3306 (representing 92.5% of the Initial Sykes Share Value), then the exchange ratio will be 0.7956 and 0.3978 shares of Sykes common stock will be issued for each share of our common stock. On the other hand, if the Measurement Value is equal to or greater than $22.4652 (representing 107.5% of the Initial Sykes Share Value), then the exchange ratio will be 0.6846 and 0.3423 shares of Sykes common stock will be issued for each share of our common stock.

The announcement of the proposed Merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and other key business activities, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the proposed merger, whether or not consummated, may impact our relationships with third parties, including customers, suppliers and others.

As more fully described in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2009, the completion of the proposed Merger is subject to certain conditions, including, among others (i) adoption of the merger agreement by our shareholders, (ii) the absence of certain legal impediments to the consummation of the Merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining antitrust approvals in any other jurisdictions, if necessary, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by us and Sykes, respectively, and compliance by us and Sykes with our respective obligations under the Merger Agreement, (v) declaration of the effectiveness by the Securities and Exchange Commission of the Registration Statement on Form S-4 to be filed by Sykes, (vi) approval by The Nasdaq Stock Market, LLC for the listing of Sykes Common Stock; and (vii) delivery of customary opinions from counsel to us and counsel to Sykes to the effect that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Code.

The merger agreement contains specified termination rights for each of us and Sykes and further provides that, upon termination of the merger agreement by Sykes or us under certain circumstances, we may be obligated to pay Sykes a termination fee of $7.5 million and to reimburse Sykes for up to $4.5 million of expenses actually incurred by Sykes in connection with the Merger. In addition, if Sykes or we terminate the merger agreement as a result of the failure of our shareholders to approve the Merger, we will be required to reimburse Sykes for up to $4.5 million of expenses actually incurred by Sykes in connection with the Merger.

We cannot predict whether the closing conditions for the proposed Merger set forth in the merger agreement will be satisfied. As a result, we cannot assure you that the proposed Merger will be completed. If the closing conditions for the proposed Merger set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the proposed Merger does not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the transaction.

Several lawsuits have been brought against us and the outcome of these lawsuits is uncertain.

Several lawsuits have been brought against us that allege claims for breach of fiduciary duty, gross mismanagement and corporate waste against the named defendants and seek to enjoin the proposed acquisition of ICT Group by Sykes and recovery of certain costs incurred by the plaintiffs. We believe that these claims against the named defendants are without merit and we intend to vigorously defend the claims raised in the lawsuits. In addition, other lawsuits may be brought against us. We may be required to defend such lawsuits, thus incurring expenses which we may not be able to bear, or which we may not be successful in defending.

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

ICT GROUP, INC.

Date: November 5, 2009	By:	/s/ JOHN J. BRENNAN
John J. Brennan
Chairman, President and Chief Executive Officer

Date: November 5, 2009	By:	/s/ VINCENT A. PACCAPANICCIA
Vincent A. Paccapaniccia
Executive Vice President, Corporate Finance,
Chief Financial Officer and Assistant Secretary